Form 10-Q
period 2007-08-04
Stewart & Stevenson LLC
filed 2007-09-18
CIK 1381455

United States Securities and Exchange Commission
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended August 4, 2007
or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ___to ___
Commission File Number 333-140441
Stewart & Stevenson LLC
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	20-3974034 (I.R.S. Employer Identification Number)

1000 Louisiana St., Suite 5900, Houston, TX (Address of Principal Executive Offices)	77002 (Zip Code)
(713) 751-2700
(Registrant’s telephone number including area code)
None
(Former name, former address, and former fiscal year if changed since last report)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or if such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (check one):
Large accelerated ☐      Accelerated filer ☐      Non-accelerated file ☑
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2) Yes ☐ No ☑
As of September 13, 2007, 100,005,000 common units were issued and outstanding, after giving effect to a 15,000 to 1 unit split that was effective September 5, 2007.

STEWART & STEVENSON LLC AND SUBSIDIARIES

STEWART & STEVENSON LLC AND SUBSIDIARIES
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Stewart & Stevenson LLC and Subsidiaries
Condensed Consolidated Balance Sheets

	August 4, 2007	January 31, 2007
(In thousands)	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$4,563	$5,852
Restricted cash	3,000	3,000
Accounts receivable, net	148,424	118,249
Recoverable costs and accrued profits not yet billed	48,871	20,977
Inventories	297,458	224,885
Other current assets	4,058	1,724

Total current assets	506,374	374,687

Property, plant and equipment, net	72,098	61,303
Goodwill & intangibles, net	53,360	11,787
Deferred financing costs and other assets	10,264	9,024

Total assets	$642,096	$456,801

Liabilities and Shareholders’ Equity
Current liabilities:
Bank notes payable	$4,624	$2,688
Current portion of long-term debt	170	—
Accounts payable	119,379	82,271
Accrued payrolls and incentives	12,835	15,268
Billings in excess of incurred costs	35,729	663
Customer deposits	13,292	46,628
Other current liabilities	21,021	12,451

Total current liabilities	207,050	159,969

Long-term debt, net of current portion	301,077	201,786
Other long-term liabilities	150	174

Total liabilities	508,277	361,929

Shareholders’ equity:
Common units, 100,005,000 units issued and outstanding	73,891	73,669
Accumulated other comprehensive income	5,945	125
Retained earnings	53,983	21,078

Total shareholders’ equity	133,819	94,872

Total liabilities & shareholders’ equity	$642,096	$456,801

See accompanying notes

Stewart & Stevenson LLC and Subsidiaries
Condensed Consolidated Statements of Operations

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
(In thousands, except units outstanding and per unit data)	August 4, 2007	August 5, 2006	August 4, 2007	August 5, 2006
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Sales	$341,310	$224,310	$635,595	$453,440
Cost of sales	271,646	183,655	505,679	371,309

Gross profit	69,664	40,655	129,916	82,131

Selling and administrative expenses	35,250	26,086	69,792	53,292
Other (income) expense, net	(263)	(191)	(36)	(1,474)

Operating profit	34,677	14,760	60,160	30,313

Interest expense, net	7,501	6,006	14,299	9,788

Earnings before income taxes	27,176	8,754	45,861	20,525
Income tax expense	2,341	21	3,837	44

Net earnings	24,835	8,733	42,024	20,481

Preferred stock dividends	—	(1,311)	—	(2,650)

Net earnings available for common unit holders	$24,835	$7,422	$42,024	$17,831

Weighted average units outstanding:
Basic	100,005,000	75,000,000	100,005,000	75,000,000
Diluted	100,005,000	100,005,000	100,005,000	100,005,000

Net earnings available for common unit holders per common unit
Basic	$0.25	$0.10	$0.42	$0.24
Diluted	$0.25	$0.07	$0.42	$0.18
See accompanying notes

Stewart & Stevenson LLC and Subsidiaries
Condensed Consolidated Statements of Cash Flows

	Six Months Ended	Six Months Ended
(In thousands)	August 4, 2007	August 5, 2006
	(Unaudited)	(Unaudited)
Net earnings	$42,024	$20,481
Adjustments to reconcile net earnings to net cash provided by operating activities:
Amortization of deferred financing costs	764	1,517
Equity compensation expense	222	—
Depreciation and amortization	10,347	9,122
Change in operating assets and liabilities net of the effect of acquisitions:
Accounts receivable, net	(9,748)	(584)
Recoverable costs and accrued profits not yet billed	(18,209)	10,408
Inventories	(27,920)	(18,334)
Accounts payable	7,170	11,283
Accrued payrolls and incentives	(4,870)	3,601
Billings in exess of incurred costs	26,584	3,651
Customer deposits	(43,856)	(6,210)
Other liabilities	6,232	8,344
Other, net	1,102	(3,609)

Net Cash Provided by (Used in) Operating Activities	(10,158)	39,670

Investing Activities
Capital expenditures	(3,749)	(4,745)
Additions to rental equipment	(5,305)	(13,714)
Increase in restricted cash	—	(3,000)
Acquisition of businesses	(70,507)	(8,285)
Disposal of property, plant and equipment, net	—	572

Net Cash Provided by (Used in) Investing Activities	(79,561)	(29,172)

Financing Activities
Change in short-term notes payable	1,232	(706)
Deferred financing costs	(2,866)	(4,395)
Issuance of senior notes	—	150,000
Payments on long-term loans	(167)	(56,000)
Changes in long-term revolving loans	98,965	(88,907)
Distributions to shareholders for tax obligations	(9,120)	(8,100)
Deferred equity issuance costs	(111)	—

Net Cash Provided by (Used in) Financing Activities	87,933	(8,108)

Effect of Exchange Rate on Cash	497	—

Increase (decrease) in cash and cash equivalents	(1,289)	2,390
Cash and cash equivalents, beginning of fiscal period	5,852	1,093

Cash and cash equivalents, end of fiscal period	$4,563	$3,483

Cash Paid for:
Interest	$12,841	$7,272
Income Taxes	$1,453	$156
See accompanying notes

Stewart & Stevenson LLC
Notes to Unaudited Condensed Consolidated Financial Statements
Six Months Ended August 4, 2007 and August 5, 2006
Note 1 — Company Overview
Stewart & Stevenson LLC and subsidiaries (the “Company”) is a leading designer, manufacturer and marketer of equipment and services primarily to the oilfield service industry headquartered in Houston, Texas. The Company began operations on January 23, 2006 through the acquisition of substantially all of the operating assets of the oilfield products and related businesses of Stewart & Stevenson Services, Inc. (“Predecessor”) under two asset purchase agreements (the “SSSI Acquisition”). The aggregate purchase price for the transaction was approximately $285.6 million..
On February 25, 2007, we entered into a purchase agreement with Crown Energy Technologies, Inc. and certain of its affiliates (“Crown”), pursuant to which we acquired on February 26, 2007 substantially all of the operating assets and assumed certain liabilities of Crown for cash consideration of approximately $70.5 million (the “Crown Acquisition). Crown, which is headquartered in Calgary, Alberta Canada and has multiple U.S. operations, is a manufacturer of drilling, well servicing and work over rigs, stimulation equipment and a provider of related parts and services.
Note 2 – Summary of Significant Accounting Policies
The accompanying unaudited consolidated condensed financial statements of the Company have been prepared in accordance with Rule 10-01 of Regulation S-X for interim financial statements and do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, the information furnished herein reflects all normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods. The results of operations for the three and six months ended August 4, 2007 are not necessarily indicative of the results that will be realized for the fiscal year ending January 31, 2008. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended January 31, 2007.
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results may differ from these estimates.
The Company’s fiscal year begins on February 1 of the year stated and ends on January 31 of the following year. For example, the Company’s “Fiscal 2007” commenced on February 1, 2007 and ends on January 31, 2008. The Company reports results on the fiscal quarter method with each quarter comprising approximately 13 weeks. The second quarter of Fiscal 2007 commenced on May 6, 2007 and ended on August 4, 2007.
Recent Accounting Pronouncements — In September 2006, the Financial Accounting Standards Board issued its Statement of Financial Accounting Standards No. 157 (FAS No. 157), “Fair Value Measurements.” FAS No. 157 establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. FAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements. FAS No. 157 indicates, among other things, a fair value measurement assumes that the transaction to sell an asset or transfer a liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. FAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company has concluded that at this time this standard will not have any impact on its financial statements.

In February 2007, the Financial Accounting Standards Board issued it Statement of Financial Accounting Standards No. 159 (FAS No. 159), “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115”, which is effective for fiscal years beginning after November 15, 2007. This statement permits an entity to choose to measure many financial instruments and certain other items at fair value at specified election dates. Subsequent unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings. The Company does not intend to elect the fair value option for any of its financial instruments so it does not expect any impact on its financial statements as a result of FAS No. 159.
Note 3 – Comprehensive Income
Total comprehensive income is as follows:

	Three Months Ended		Six Months Ended
(In thousands)	August 4, 2007	August 5, 2006	August 4, 2007	August 5, 2006
Net earnings	$24,835	$8,733	$42,024	$20,481
Currency translation gain (loss), net of taxes	3,327	(120)	5,819	(303)

Comprehensive income	$28,162	$8,613	$47,843	$20,178

The local currency is the functional currency for the Company’s South American and Canadian subsidiaries and, as such, assets and liabilities are translated into U.S. dollars at the period end exchange rates. Income and expense items are translated at the average exchange rates during the period. Translation adjustments resulting from changes in exchange rates are reported in other comprehensive income. As of August 4, 2007 and August 5, 2006, the entire accumulated and other comprehensive gain (loss) balance consisted of currency translation adjustments.
Note 4 — Segment Data
The Company’s reportable operating segments are based on the types of products and services offered and are aligned with the Company’s internal management structure. Inter-segment and intra-segment revenues and costs are eliminated, and the operating profit (loss) represents the earnings (loss) before interest and income taxes. The Crown results have been integrated into our existing segments and aligned with our internal management structure. As of February 26, 2007, total assets related to the Crown Acquisition were $122.5 million, and were primarily identified with our equipment segment.
The Company’s reportable segments include:
Equipment – This segment designs, manufactures and markets equipment for well stimulation, coiled tubing, cementing, nitrogen pumping, power generation and electrical systems as well as workover rigs, drilling rigs, service rigs and related equipment, serving the oil and gas industry. This segment also sells engines, transmissions and material handling equipment for well servicing, workover, drilling, pumping and other applications for a wide range of other industries. The operating profit for the three and six months ended August 4, 2007 includes amortization associated with acquired order backlog at the time of the Crown Acquisition of $1.3 million and $2.7 million, respectively. The acquired backlog was valued at $2.7 million at February 26, 2007 and has been fully amortized in the first half of Fiscal 2007. The operating profit for the three and six months ended August 5, 2006 includes amortization associated with acquired order backlog at the time of the SSSI Acquisition of $1.6 million and $3.5 million, respectively. The acquired backlog was valued at $6.5 million at January 23, 2006 and was fully amortized in Fiscal 2006.
Aftermarket Parts and Service – This segment provides aftermarket parts and service for products manufactured by the Company, and others, to customers in the oil and gas industry as well as customers in the power generation, marine, mining, construction, commercial vehicle and material handling industries.

Rental – This segment provides equipment on a short-term rental basis, including generators, material handling equipment and air compressors, to a wide range of end-markets.
Corporate – The Corporate segment includes administrative overhead normally not associated with the specific activities within the operating segments. Such expenses include legal, finance and accounting, internal audit, human resources, information technology and other similar corporate office costs.
Certain general and administrative costs which are incurred to support all operating segments are allocated to the segment operating results presented. Operating results by segment are as follows:

	Three Months Ended		Six Months Ended
	August 4, 2007	August 5, 2006	August 4, 2007	August 5, 2006
Sales
Equipment	$243,904	$137,754	$437,050	$269,168
Aftermarket Parts and Service	90,734	80,119	184,924	171,424
Rental	6,672	6,437	13,621	12,848

Total Sales	$341,310	$224,310	$635,595	$453,440

Operating profit (loss)
Equipment	$26,460	$8,634	$45,467	$17,061
Aftermarket Parts and Service	13,871	9,446	25,595	19,589
Rental	1,943	1,976	3,872	4,416
Corporate	(7,597)	(5,296)	(14,774)	(10,753)

Total Operating Profit	$34,677	$14,760	$60,160	$30,313

Operating profit percentage
Equipment	10.8%	6.3%	10.4%	6.3%
Aftermarket Parts and Service	15.3	11.8	13.8	11.4
Rental	29.1	30.7	28.4	34.4

Consolidated	10.2%	6.6%	9.5%	6.7%

Note 5 — Long-Term Debt

	August 4, 2007	January 31, 2007
Other debt	$5,120	$2,688
Revolving credit facility	150,751	51,786
Unsecured senior notes	150,000	150,000

Total	305,871	204,474
Less: current portion of other debt	(4,794)	(2,688)

Long-term debt, net of current portion	$301,077	$201,786

Other debt: Other debt includes certain secured loans from the Company’s South American operations, a floor plan financing agreement and other equipment loans. The restricted cash on the Company’s balance sheet relates to collateral to certain of this debt.

In connection with the SSSI Acquisition, the Company entered into a $250.0 million senior secured credit facility which expires in January, 2011, including terms loans of $66.0 million and a revolving credit facility of $184.0 million. During the second quarter of Fiscal 2006, the Company issued $150.0 million of senior unsecured notes, bearing interest at 10% per annum and maturing in July, 2014. The net proceeds from the issuance of the notes were applied to pay off the outstanding term loans and reduce the borrowings under the revolving credit facility. In conjunction with this refinancing, the senior secured credit facility was amended, reducing the credit facility to $125.0 million. In February 2007, a second amendment to the senior credit facility increased the revolving facility to $250.0 million and extended the term to February 2012.
In connection with the senior notes issued in July, 2006, the Company entered into a registration rights agreement which requires the Company to make reasonable best efforts to file a registration statement with the Securities and Exchange Commission and effect a registered exchange offer in respect of the senior notes. The Company commenced the filing of its registration statement with the Securities and Exchange Commission on February 2, 2007 and received clearance to affect the exchange offer on July 25, 2007. Accordingly, as per the terms of the indenture, the senior notes became subject to an escalated rate of 10.5% as of July 1, 2007, which remained in effect until August 22, 2007 when the registration of the notes and the related exchange were completed. On August 22, 2007 the senior notes reverted back to an interest rate of 10.0%. The escalated interest rate did not have a material impact on Fiscal 2007 results.
The amended $250 million senior secured credit facility is secured by substantially all accounts receivable, inventory, and rental equipment assets and provide for borrowings at LIBOR, plus a margin ranging from 125 to 200 basis points per annum, based on the Company’s leverage ratios as specified in the credit agreement. As of August 4, 2007, the effective borrowing rate under this facility was LIBOR plus 150 basis points or 7.1%. A commitment fee ranging from 30.0 to 37.5 basis points is paid on all unused portions of the credit facility also based on leverage ratios. The revolving credit facility also has a $30.0 million sub-facility which may be used for letters of credit. As of August 4, 2007, there were $14.3 million of letters of credit outstanding.
The credit facility and the senior note indenture contain financial and operating covenants with which the company must comply during the terms of the agreements. These covenants include the maintenance of certain financial ratios, restrictions related to the incurrence of certain indebtedness and investments, and prohibition of the creation of certain liens. The Company is in compliance with all covenants as of August 4, 2007.
The Company incurred $3.3 million of capitalized legal and financing charges associated with establishing the original $250.0 million senior credit facility, which are to be amortized over the five year term of the facility. As a result of the amendment reducing the facility to $125.0 million, the Company recorded a $1.5 million non-cash charge during the second quarter of Fiscal 2006 in interest expense. The Company also incurred $5.1 million of capitalized legal and financing charges associated with the issuance of the $150.0 senior unsecured notes during the second quarter of Fiscal 2006. These costs are to be amortized over the eight year term of the notes. During the three-month period ended May 5, 2007, the Company incurred $2.2 million of capitalized legal and financing costs associated with the second amendment to the credit facility. As of August 4, 2007, $8.2 million of unamortized costs are included in the balance sheet.
Guarantor entities: The $150.0 million of senior unsecured notes and the $250.0 million senior secured credit facility are fully guaranteed by Stewart & Stevenson LLC and all wholly-owned subsidiaries, except one domestic subsidiary, one subsidiary in Canada and two subsidiaries in South America.
The following condensed consolidated financial statements present separately the financial position, results of operations and cash flows of the parent guarantor (Guarantor Entities), and all non-guarantor subsidiaries of the Company on a combined basis.

Condensed Consolidating Balance Sheet

	August 4, 2007
	Guarantor	Non-Guarantor	Consolidating
	Entities	Entities	Entries	Total
Current assets	$440,925	$65,449	$—	$506,374
Property, plant and equipment	66,249	5,849	—	72,098
Other assets	34,704	36,433	(7,513)	63,624

Total assets	$541,878	$107,731	$(7,513)	$642,096

Current Liabilities	$171,128	$35,922	$—	$207,050
Intercompany Payables (Receivables)	(54,562)	54,562	—
Long-term liabilities	300,753	474	—	301,227
Shareholders’ equity	124,559	16,773	(7,513)	133,819

Total liabilities and shareholders’ equity	$541,878	$107,731	$(7,513)	$642,096

	January 31, 2007
	Guarantor	Non-Guarantor	Consolidating
	Entities	Entities	Entries	Total
Current assets	$354,086	$20,601	$—	$374,687
Property, plant and equipment	60,522	781	—	61,303
Other assets	27,682	642	(7,513)	20,811

Total Assets	$442,290	$22,024	$(7,513)	$456,801

Current Liabilities	$150,244	$9,725	$—	$159,969
Intercompany Payables (Receivables)	(4,087)	4,087	—	—
Long-term liabilities	201,786	174	—	201,960
Shareholders’ equity	94,347	8,038	(7,513)	94,872

Total liabilities and shareholders’ equity	$442,290	$22,024	$(7,513)	$456,801

Condensed Consolidated Results of Operations

	Three Months Ended August 4, 2007			Six Months Ended August 4, 2007
	Guarantor	Non-Guarantor	Consolidated	Guarantor	Non-Guarantor	Consolidated
	Entities	Entities	Totals	Entities	Entities	Totals
Sales	$297,914	$43,396	$341,310	$555,581	$80,014	$635,595
Cost of sales	237,020	34,626	271,646	440,421	65,258	505,679

Gross profit	60,894	8,770	69,664	115,160	14,756	129,916

Selling and administrative expenses	30,030	5,220	35,250	60,205	9,587	69,792
Other (income) expense, net	(101)	(162)	(263)	(175)	139	(36)

Operating profit (loss)	30,965	3,712	34,677	55,130	5,030	60,160

Interest expense, net	7,436	65	7,501	14,153	146	14,299

Earnings before income taxes	23,529	3,647	27,176	40,977	4,884	45,861
Income tax provision	447	1,894	2,341	1,869	1,968	3,837

Net earnings	$23,082	$1,753	$24,835	$39,108	$2,916	$42,024

	Three Months Ended August 5, 2006			Six Months Ended August 5, 2006
	Guarantor	Non-Guarantor	Consolidated	Guarantor	Non-Guarantor	Consolidated
	Entities	Entities	Totals	Entities	Entities	Totals
Sales	$214,902	$9,408	$224,310	$431,361	$22,079	$453,440
Cost of sales	175,589	8,066	183,655	352,090	19,219	371,309

Gross profit	39,313	1,342	40,655	79,271	2,860	82,131

Selling and administrative expenses	24,734	1,352	26,086	50,594	2,698	53,292
Other income, net	(253)	62	(191)	(1,489)	15	(1,474)

Operating profit (loss)	14,832	(72)	14,760	30,166	147	30,313

Interest expense, net	5,955	51	6,006	9,661	127	9,788

Earnings before income taxes	8,877	(123)	8,754	20,505	20	20,525
Income tax provision	—	21	21	—	44	44

Net earnings	$8,877	$(144)	$8,733	$20,505	$(24)	$20,481

Condensed Consolidated Cash Flows

	Six Months Ended August 4, 2007
		Non-
	Guarantor	Guarantor	Consolidated
	Entities	Entities	Totals
Net cash provided by (used for):
Operating Activities	$(2,533)	$(7,625)	$(10,158)
Investing Activities	(36,824)	(42,737)	(79,561)
Financing Activities	36,096	51,837	87,933
Effect of exchange rate on cash	—	497	497

Net increase (decrease) in cash	(3,261)	1,972	(1,289)
Cash at the beginning of the period	3,349	2,503	5,852

Cash at the end of the period	$88	$4,475	$4,563

	Six Months Ended August 5, 2006
		Non-
	Guarantor	Guarantor	Consolidated
	Entities	Entities	Totals
Net cash provided by (used for):
Operating Activities	$40,171	$(501)	$39,670
Investing Activities	(30,230)	1,058	(29,172)
Financing Activities	(7,873)	(235)	(8,108)

Net increase (decrease) in cash	2,068	322	2,390
Cash at the beginning of the period	(889)	1,982	1,093

Cash at the end of the period	$1,179	$2,304	$3,483

Note 6 — Guarantees and Contingencies
Warranties: The Company generally provides product and service warranties for periods of six months to 18 months. Based on historical experience and contract terms, the Company provides for the estimated cost of product and service warranties at the time of sale or, in some cases, when specific warranty problems are identified. Accrued warranty costs are adjusted periodically to reflect actual experience. Certain warranty and other related claims involve matters of dispute that ultimately may be resolved by negotiation, arbitration or litigation. Occasionally, a material warranty issue can arise that is beyond the Company’s historical experience. The Company provides for any such warranty issues as they become known and estimable.
A summary of warranty activity associated with continuing operations for the three months and six months ended August 4, 2007 and August 5, 2006 follows:

	Three Months Ended		Six Months Ended
(in thousands)	August 4, 2007	August 5, 2006	August 4, 2007	August 5, 2006
Accrued warranty costs at beginning of period	$4,159	$2,778	$2,673	$2,409
Accrued warranty costs acquired in Crown Acquisition	—	—	714	—
Payments for warranty obligations	(1,371)	(607)	(2,768)	(1,182)
Warranty accrual for current period sales	1,411	456	3,580	1,400

Accrued warranty costs at end of period	$4,199	$2,627	$4,199	$2,627

The Company is also a defendant in a number of lawsuits relating to matters normally incident to the Company’s business. No individual case, or group of cases presenting substantially similar issues of law or fact, is expected to have a material effect on the manner in which the Company conducts its business or on its consolidated results of operations, financial position or liquidity. The Company maintains certain insurance policies that provide coverage for product liability and personal injury cases. The Company has established reserves that it believes to be adequate based on current evaluations and its experience in these types of claim situations. Nevertheless, an unexpected outcome or adverse development in any such case could have a material adverse impact on the Company’s consolidated results of operations in the period it occurs.
Note 7 – Significant Balance Sheet Accounts
Allowance for Doubtful Accounts: Activity in the allowance for doubtful accounts is as follows:

	Three Months Ended		Six Months Ended
(In thousands)	August 4, 2007	August 5, 2006	August 4, 2007	August 5, 2006
Allowance for doubtful accounts at beginning of period	$3,134	$1,907	$1,724	$1,627
Allowance for doubtful accounts acquired in the Crown Acquisition	$—	—	$1,359	—
Accruals to bad debt expense	(231)	464	(136)	1,350
Writeoffs against allowance for doubtful accounts	(908)	(577)	(1,005)	(1,183)
Collections of previously reserved items	138	—	191	—

Allowance for doubtful accounts at end of period	$2,133	$1,794	$2,133	$1,794

Inventories: Summarized below are the components of inventories:

(In thousands)	August 4, 2007	January 31, 2007
Inventory purchased under distributor agreements	$131,844	$132,737
Raw materials and spare parts	105,191	59,208
Work in process	60,415	29,786
Finished goods	8	3,154

Total Inventories	$297,458	$224,885

Raw materials and spare parts include OEM equipment and components used in the equipment segment. The inventory balances above are stated net of inventory valuation allowances totaling $11.6 million, of which $1.6 million relate to the Crown Acquisition, and $9.3 million as of August 4, 2007 and January 31, 2007, respectively. $41.2 million of the increase in inventory is attributable to the Crown Acquisition.
Property, Plant and Equipment: As a result of the SSSI Acquisition, the components of property, plant and equipment were revalued based upon fair market value at date of purchase. Components of property, plant and equipment, net, are as follows:

(In thousands)	August 4, 2007	January 31, 2007
Machinery and equipment	$19,772	$8,937
Buildings and leasehold improvements	18,009	15,798
Rental equipment	39,170	35,364
Computer hardware and software	2,893	2,141
Accumulated depreciation	(15,850)	(10,067)

Net depreciable assets	63,994	52,173
Construction in progress	1,918	2,941
Land	6,186	6,189

Property, plant and equipment, net	$72,098	$61,303

Intangible Assets & Goodwill: Amounts allocated to intangible assets are amortized on a straight-line basis over their estimated useful lives. The Company is in the process of finalizing the valuations of certain long-lived and intangible assets related to the Crown Acquisition; consequently, the initial allocation of the purchase price is preliminary and subject to change for a period of one year following the acquisition, although management believes it is materially accurate as of August 4, 2007. Estimated intangible asset values, net of recognized amortization expense include the following:

	August 4, 2007
	Estimated	Gross Carrying	Accumulated	Currency
(In thousands)	Useful Life	Value	Amortization	Translation	Net
Current amortizable intangible assets:
Unfilled order backlog	4 Mos.	$2,650	$(2,730)	$80	$—

Non-current amortizable intangible assets:
Engineering drawings	2.5-10 Yrs.	6,926	(1,134)	319	6,111
Distribution contracts	27 Yrs.	3,384	(185)	—	3,199
Customer relationships	6-25 Yrs.	11,349	(351)	763	11,761
Patents	4 Yrs.	209	(72)	—	137
Non-compete covenant	5 Yrs.	1,330	(115)	92	1,307

Total		23,198	(1,857)	1,174	22,515

Non-current unamortized intangible assets:
Trademarks	—	10,060	—	287	10,347

Total		$35,908	$(4,587)	$1,541	$32,862

	January 31, 2007
	Estimated	Gross Carrying	Accumulated	Currency
(In thousands)	Useful Life	Value	Amortization	Translation	Net

Non-current amortizable intangible assets:
Engineering drawings	10 Yrs.	$2,636	$(257)	$—	$2,379
Distribution contracts	27 Yrs.	3,384	(123)	—	3,261
Customer relationships	6 Yrs.	679	(110)	—	569
Patents	4 Yrs.	209	(51)	—	158

Total		6,908	(541)	—	6,367

Non-current unamortized intangible assets:
Trademarks	—	5,420	—	—	5,420

Total		$12,328	$(541)	$—	$11,787

The following table presents goodwill as of the dates indicated, as well as changes in the account during the period shown.

Amount
Carrying amount as of January 31, 2007	$—
Goodwill acquired during the year	18,605
Currency Translation	1,893

Carrying amount as of August 4, 2007	$20,498

Note 8 – Equity
Stewart & Stevenson LLC is a limited liability company, therefore, U.S. federal and certain state taxes are paid by the holders of our equity interests. As a limited liability company, the common interest holders’ liability is limited to the capital invested in the Company. In connection with the SSSI Acquisition, a $70 million capital contribution was made by the shareholders. The contribution includes $5 million of common voting interests ($1,000 per unit), along with $65 million of preferred interests ($1,000 per unit). The preferred interests were non-voting, and entitled the shareholder to annual distributions of available earnings, equal to 8.0% of the preferred interest investment. On November 21, 2006, all outstanding units of preferred equity were converted into 25,005,000 units of common equity.
Stock-Based Compensation: In December 2004, the FASB issued SFAS No. 123R, which replaces SFAS No. 123 and supersedes APB Opinion No. 25, Accounting For Stock Issued to Employees. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first interim period in Fiscal 2006. The Company adopted SFAS No. 123R on February 1, 2006. Accordingly, all share-based compensation is recorded based on the fair value at the date of the award and expensed over the vesting period.
During Fiscal 2006, the Company’s principal shareholder sold common units equal to 1% of common equity to the Company’s president and chief operating officer and 3.25% of common equity to the Company’s former vice chairman and chief executive officer, subject to repurchase rights that expire over established vesting periods beginning January 23, 2006. During the fourth quarter of Fiscal 2006, the vice chairman and chief executive officer resigned and all equity was repurchased by the principal shareholder, including the vested portion which was repurchased at fair market value. In accordance with Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment”, the Company recorded a $3.7 million non-cash charge in Fiscal 2006 reflecting the difference between estimated fair market value of the common units sold and their sales price to the Company executives. The estimated fair market value of the common units was determined based on a valuation provided by Hill Schwartz Spilker Keller LLC, a third party valuation firm. The Company recorded an additional $111,000 and $222,000, respectively in the quarter and six months ended August 4, 2007 of non-cash compensation associated with the remaining vesting period for the equity sold to the Company’s president and chief operating officer.
Note 9 – Crown Acquisition
On February 25, 2007, the Company entered into a purchase agreement with Crown Energy Technologies, Inc. and certain of its affiliates, which we refer to as “Crown”, pursuant to which the Company acquired on February 26, 2007 substantially all of the operating assets and assumed certain liabilities of Crown for total consideration of approximately $70.5 million. Crown, which is headquartered in Calgary, Alberta Canada and has multiple U.S. operations, is a manufacturer of drilling, well servicing and work over rigs, stimulation equipment and a provider of related parts and services. The acquisition enhances the Company’s position as a leading supplier of well stimulation, coiled tubing, cementing, and nitrogen pumping equipment and expands our product offering to include drilling rigs and well workover and service rigs. The Company is in the process of finalizing valuations of long-lived assets related to the Crown Acquisition, which is expected in the Company’s third quarter; consequently, the initial allocation of purchase price is subject to change for a period of one year, although management believes it is materially accurate as of August 4, 2007.
The following table summarized the estimated fair value of the assets acquired and liabilities assumed at the date of the acquisition:

(In thousands)	February 26, 2007
Cash & cash equivalents	$81
Receivables, net	19,213
Recoverable costs and accrued profit not yet billed	8,785
Inventory	41,941
Property, plant and equipment	8,353
Intangibles and other assets	44,142

Total assets acquired	122,515

Notes payable	630
Current portion of long term debt	225
Acounts payable	27,994
Billings in excess of cost	7,915
Customer deposits	10,479
Long term debt	379
Other liabilities assumed	4,386

Total liabilities assumed	52,008

Purchase price allocated	$70,507

The unaudited pro forma condensed combined statement of operations for the three and six months ended August 4, 2007 and three and six months ended August 5, 2006 gives effect to the February 26, 2007 consummation of the Crown Acquisition as if the transaction occurred on February 1, 2006. The unaudited pro forma information is presented for illustration purposes only and is not necessarily indicative of results of operations which would actually have been reported had the combination been in effect during this period or which we might expect to report in the future.

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	August 4, 2007	August 5, 2006	August 4, 2007	August 5, 2006
(In thousands, except units outstanding and per unit data)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Sales	$341,310	$274,220	$655,330	$556,502

Net Earnings	26,160	8,630	44,223	19,408

Weighted average units outstanding:
Basic	100,005,000	75,000,000	100,005,000	75,000,000
Diluted	100,005,000	100,005,000	100,005,000	100,005,000

Earnings (loss) per common unit:
Basic	$0.26	$0.12	$0.44	$0.26
Diluted	$0.26	$0.09	$0.44	$0.19
Note 10 – Subsequent Event
On September 5, 2007, the Company effected a 15,000 to 1 split of its 6,667 common units into 100,005,000 common units. The financial statements give a retroactive effect to this split.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Special Note Regarding Forward-Looking Statements
     This Quarterly Report includes statements that are, or may deemed to be, “forward-looking statements.” These forward-looking statements can be identified by the use of forward-looking terminology, including the terms “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will” or “should” or, in each case, their negative or other variations or comparable terminology. These forward-looking statements include all matters that are not historical facts. They appear in a number of places throughout this report and include statements regarding our intentions, beliefs or current expectations concerning, among other things, our results of operations, financial condition, liquidity, prospects, growth, strategies and the industry in which we operate. By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future and some of which are beyond our control. We believe that these risks and uncertainties include:
•	periodic economic and industry downturns affecting the oil and gas industry; competitive pressures in the industries we serve;

•	factors affecting our international sales and operations;

•	the potential loss of a key OEM supplier;

•	the occurrence of events not covered by insurance;

•	our ability to attract and retain qualified employees;

•	our failure to accurately estimate costs associated with products produced under fixed-price contracts;

•	our susceptibility to adverse weather conditions affecting the Gulf Coast;

•	unforeseen difficulties relating to the Crown Acquisition or other acquisitions;

•	the impact of governmental laws and regulations, including environmental laws and regulations;

•	our failure to maintain key licenses;

•	our ability to protect our intellectual property;

•	our level of indebtedness; and

•	the other factors described under “Risk Factors” “ in the Company’s prospectus dated July 25, 2007, filed with the SEC in accordance with Rule 424(b) of the Securities Act on July 25, 2007, which is accessible on the Securities and Exchange Commission’s website at sec.gov.
     These factors should not be construed as exhaustive and should be read with the other cautionary statements in the Quarterly Report.
     We caution you that forward-looking statements are not guarantees of future performance and that our actual results of operations, financial condition and liquidity, and developments in the industry in which we operate, may differ materially from those made in or suggested by the forward-looking statements contained in this Quarterly Report. In addition, even if our results of operations, financial condition, liquidity and growth, and developments in the industry in which we operate are consistent with the forward-looking statements contained in this Quarterly Report, those results or developments may not be indicative of results or developments in subsequent periods.

     Any forward-looking statements which we make in this Quarterly Report speak only as of the date of such statement, and, except as required under the federal securities laws and the rules and regulations of the SEC, we do not have any intention or obligation to update publicly any forward-looking statements in this Quarterly Report, after the date of this Quarterly Report, whether as a result of new information, future events or otherwise. Comparisons of results for current and any prior periods are not intended to express any future trends or indications of future performance, unless expressed as such, and should only be viewed as historical data.
Comparison of Results of Operations—Three Months Ended August 4, 2007 and Three Months Ended August 5, 2006
     Sales — For the three months ended August 4, 2007 the Company’s sales were $341.3 million, an increase of $117.0 million, or a 52% increase over Fiscal 2006 sales of $224.3 million for the same period. This increase in sales was primarily attributable to strong demand for equipment from the Company’s customers in the oil and gas industry and the impact of the inclusion of the Crown business for the three months ended August 4, 2007, which accounted for $64.4 million of the increased sales. A breakdown of sales for the periods is as follows:

	Three months	Three months
	Ended	Ended	Change
(in thousands)	August 4, 2007	August 5, 2006	$	%

Equipment	$243,904	$137,754	$106,150	77%
Aftermarket Parts and Service	90,734	80,119	10,615	13
Rental	6,672	6,437	235	4

Total	$341,310	$224,310	$117,000	52%

     Sales of equipment grew by 77% or $106.2 million during the three months ended August 4, 2007 compared to the same period in Fiscal 2006. Organic growth in equipment sales accounted for $52.3 million as a result of strong customer demand, primarily from the Company’s well stimulation and power generation equipment, resulting in increased orders and higher sales prices with $53.9 million of the increase in sales related to the Crown business.
     Aftermarket parts and service sales grew by $10.6 million to $90.7 million in the three months ended August 4, 2007 from $80.1 million in the comparable period of Fiscal 2006. Sales related to the Crown business were $10.5 million in the three months ended August 4, 2007 with the remaining $0.1 million increase in other aftermarket parts and sales service.
     Rental sales grew by 4%, or $0.2 million in the three months ended August 4, 2007 when compared to the same period of Fiscal 2006. The growth in rental sales is attributable to improved pricing.
     Gross profit – The Company’s gross profit was $69.7 million for the three months ended August 4, 2007 compared to $40.7 million for the same period in Fiscal 2006, reflecting an improvement in gross profit margin from 18.1% to 20.4%. Gross profit margins improved across all business segments and were primarily attributable to improved pricing in all segments and improved efficiencies related to the streamlining of the Company’s manufacturing processes in its equipment segment. Organic growth accounted for $15.9 million of the increased gross profit for the period with the Crown acquisition accounting for the remaining $13.1 million.
     Selling and administrative expenses – Selling and administrative expenses increased by $9.2 million to $35.3 million for the three months ended August 4, 2007, mainly as a result of the Crown expenses of $6.6 million. Excluding the Crown expenses, selling and administrative expenses increased $2.6 million, primarily due to the higher sales expenses associated with the higher sales volume. Selling and administrative expenses as a percentage of sales decreased to 10.3% from 11.6% for the three months ended August 4, 2007, mainly as a result of some SG&A costs being of a fixed nature. The three months ended August 4, 2007 included $1.3 million of non-cash amortization expense for the backlog acquired in the Crown Acquisition, while the three months ended August 5, 2006 included $1.6 million for the backlog acquired in the SSSI Acquisition.
     Operating profit — The Company’s operating profit improved to $34.7 million, or 10.2% of sales during the three months ended August 4, 2007, from $14.8 million, or 6.6% of sales in the same period of Fiscal 2006, primarily as the result of higher sales and gross profit margins. Organic growth generated $13.5 million of the $19.9 million increase in operating profit, or 68% of the increase in gross profit when compared to the same period in Fiscal 2006 with Crown accounting for the remaining $6.4 million increase, or 32%.
     Interest expense, net — Interest expense for the three months ended August 4, 2007 increased by $1.5 million over the same period in 2006 mainly as a result of increased borrowings to fund the Crown Acquisition and senior notes issued in July 2006.
     Income taxes — Income tax expense for the three months ended August 4, 2007 was $2.3 million as compared to approximately $21,000 for the same period in Fiscal 2006. The increase is due mainly to income taxes associated with profits generated from international operations (primarily the Company’s Canadian subsidiary) and Texas Margin taxes. No U.S. federal tax expense is recorded in the three months ended August 4, 2007 or August 5, 2006 as the Company has conducted its operations as a limited liability company, and, as a result U.S. federal income taxes were paid by the holders of our equity interests.
     Concurrent with the consummation of the Company’s proposed public offering, it will convert into a corporation and will change its name from Stewart & Stevenson LLC to Stewart & Stevenson Inc. where it will accrue and be subject to federal and additional state income tax obligations on a go-forward basis.
Segment Results Comparison — Three Months Ended August 4, 2007 and Three Months Ended August 5, 2006
     Equipment — Operating profit generated by the equipment segment increased to $26.5 million for the three months ended August 4, 2007 from $8.6 million for the same period in Fiscal 2006 primarily due to the increased demand and the inclusion of the Crown business. The $17.9 million increase in operating profit was attributable to $9.7 million relating to improved pricing and improved productivity associated with implementation of lean manufacturing processes during Fiscal 2006, $3.3 million related to the increase in sales volume and $4.9 million of incremental operating profit generated as a result of the inclusion of the results of the Crown business.
     The Company’s equipment order backlog as of August 4, 2007 was $612.2 million, as compared to $540.6 million on August 5, 2006, an increase of 13%, while its quoting activity continues to remain strong. The Company expects to recognize a significant portion of this equipment order backlog as revenue in Fiscal 2007.
     Aftermarket Parts and Service —Operating profit generated by the aftermarket parts and service segment increased to $13.9 million in the three months ended August 4, 2007 from $9.4 million in the same period of Fiscal 2006, representing an improvement in operating profit margin from 11.8% to 15.3%. This represents $2.9 million of incremental operating profit generated by organic growth via improved pricing and $1.6 million of incremental operating profit generated by the Crown business.
     Rental — Operating profit generated by the rental segment was $1.9 million in the three months ended August 4, 2007, down slightly form the $2.0 million of operating profit generated in the same period of Fiscal 2006. Operating profit percentage decreased slightly to 29.1% for the three months ended August 4, 2007 from 30.7% for the same period in Fiscal 2006 mainly as a result of higher depreciation associated with increased capital expenditure levels.
     Corporate — Corporate and administrative expenses increased to $7.6 million in the three months ended August 4, 2007 compared to $5.3 million in the same period of 2006, but decreased as a percentage of sales from 2.4% to 2.2%. The $2.3 million increase in expenses is primarily attributable to the increased corporate staffing as a result of the SSSI Acquisition which took place over the second half of Fiscal 2006.

Comparison of Results of Operations— Six Months Ended August 4, 2007 and Six Months Ended August 5, 2006
     Sales — For the six months ended August 4, 2007 the Company’s sales were $635.6 million, an increase of $182.2 million or a 40% increase over Fiscal 2006 sales of $453.4 million for the same period. This increase in sales was primarily attributable to strong demand for equipment from the Company’s customers in the oil and gas industry accounting for $80.9 million of the increased sales for the period and the impact of the inclusion of the Crown business for the six months ended August 4, 2007, which accounted for $101.3 million of the increased sales. A breakdown of sales for the periods is as follows:

	Six months	Six months
	Ended	Ended	Change
(in thousands)	August 4, 2007	August 5, 2006	$	%

Equipment	$437,050	$269,168	$167,882	62%
Aftermarket Parts and Service	184,924	171,424	13,500	8
Rental	13,621	12,848	773	6

Total	$635,595	$453,440	$182,155	40%

     Sales of equipment grew by 62% or $167.9 million during the six months ended August 4, 2007 compared to the same period in Fiscal 2006. Organic growth in equipment sales accounted for $88.7 million of the increase as a result of strong customer demand, primarily from the Company’s well stimulation and power generation equipment with $79.2 million of the increase in sales related to the Crown business.
     Aftermarket parts and service sales grew by $13.5 million to $184.9 million in the six months ended August 4, 2007 from $171.4 million in the comparable period of Fiscal 2006. Sales related to the Crown business were $22.1 million in the six months ended August 4, 2007 which partially offset an $8.6 million decline in other aftermarket parts and service sales. The decrease in other sales is represented by one-time international orders processed in the first half of Fiscal 2006 which were not repeated in the first half of Fiscal 2007, as well lower sales related to warranty claims against the Company’s key OEM’s.
     Rental sales grew by 6%, or $0.8 million in the six months ended August 4, 2007 when compared to the same period of Fiscal 2006. The growth in rental sales is attributable to improved pricing.
     Gross profit – The Company’s gross profit was $129.9 million for the six months ended August 4, 2007 compared to $82.1 million for the same period in Fiscal 2006, reflecting an improvement in gross profit margin from 18.1% to 20.4%. Gross profit margins improved across all business segments and were primarily attributable to improved pricing in all segments and improved efficiencies related to the streamlining of the Company’s manufacturing processes in its equipment segment. Organic growth accounted for $27.4 million of the increased gross profit for the period with the Crown business accounting for the remaining $20.4 million increase.
     Selling and administrative expenses – Selling and administrative expenses increased by $16.5 million to $69.8 million for the six months ended August 4, 2007, mainly as a result of the Crown expenses of $11.4 million. Excluding the Crown business, selling and administrative expenses increased $5.1 million, primarily due to the higher sales expenses associated with the higher sales volume. Selling and administrative expenses as a percentage of sales decreased to 11.0% from 11.8% for the six months ended August 4, 2007, mainly as a result of some SG&A costs being of a fixed nature. The six months ended August 4, 2007 included $2.7 million of non-cash amortization expense for the backlog acquired in the Crown Acquisition, while the three months ended August 5, 2006 included $3.5 million for the backlog acquired in the SSSI Acquisition.
     Operating profit – The Company’s operating profit improved to $60.2 million, or 9.5% of sales during the six months ended August 4, 2007, from $30.3 million, or 6.7% of sales in the same period of Fiscal 2006, primarily as the result of higher sales and gross profit margins. Organic growth generated $20.9 million of the $29.9 million increase in operating profit, or 70% of the increase in gross profit when compared to the same period in Fiscal 2006 with the Crown business accounting for the remaining $8.9 million increase, or 30%.

     Interest expense, net — Net interest expense for the six months ended August 4, 2007 increased by $4.5 million to $14.3 million over the same period in Fiscal 2006 mainly as a result of increased borrowings to fund the Crown Acquisition and senior notes issued in July 2006.
     Income taxes — Income tax expense for the six months ended August 4, 2007 was $3.9 million as compared to approximately $44,000 for the same period in Fiscal 2006. The increase is due mainly to income taxes associated with profits generated from international operations (primarily the Company’s Canadian subsidiary) and Texas Margin taxes. No U.S. federal tax is recorded in the six months ended August 4, 2007 or August 5, 2006 as the Company has conducted its operations as a limited liability company, and, as a result U.S. federal income taxes were paid by the holders of our equity interests.
     Concurrent with the consummation of the Company’s proposed public offering, it will convert into a corporation and will change its name from Stewart & Stevenson LLC to Stewart & Stevenson Inc. where it will accrue and be subject to federal and additional state income tax obligations on a go-forward basis.
Segment Results Comparison — Six Months Ended August 4, 2007 and Six Months Ended August 5, 2006
     Equipment — Operating profit generated by the equipment segment increased to $45.5 million for the six months ended August 4, 2007 from $17.1 million for the same period in Fiscal 2006 primarily due to the increased demand and the inclusion of the Crown business. The $28.4 million increase in operating profit was attributable to $16.8 million relating to improved pricing and improved productivity associated with implementation of lean manufacturing processes during Fiscal 2006, $5.6 million related to the increase in sales volume and $6.0 million of incremental operating profit generated as a result of the inclusion of the results of the Crown business.
     The Company’s equipment order backlog as of August 4, 2007 was $612.2 million, as compared to $540.6 million on August 5, 2006, an increase of 13%, while its quoting activity continues to remain strong. The Company expects to recognize a significant portion of this equipment order backlog as revenue in Fiscal 2007.
     Aftermarket Parts and Service —Operating profit generated by the aftermarket parts and service segment increased to $25.6 million in the six months ended August 4, 2007 from $19.6 million in the same period of Fiscal 2006, representing an improvement in operating profit margin from 11.4% to 13.8%. This represents $3.5 million of incremental operating profit generated by organic growth via improved pricing and $2.5 million of incremental operating profit generated by the Crown business.
     Rental — Operating profit generated by the rental segment was $3.9 million in the six months ended August 4, 2007, down form the $4.4 million of operating profit generated in the same period of Fiscal 2006. Operating profit percentage decreased to 28.4% for the six months ended August 4, 2007 from 34.4% for the same period in Fiscal 2006 mainly as a result of higher depreciation associated with increased capital expenditure levels.
     Corporate — Corporate and administrative expenses increased to $14.8 million in the six months ended August 4, 2007 compared to $10.8 million in the same period of 2006 and remained flat as a percentage of sales at 2.4%. The $4.0 million increase in expenses is primarily attributable to the increased corporate staffing as a result of the SSSI Acquisition which took place over the second half of Fiscal 2006.
Liquidity and Capital Resources
     In the six months ended August 4, 2007, the Company used net cash from operating activities of $10.2 million compared to net cash generated from operating activities of $39.7 million in the same period of 2006. The increase in cash used in operating activities consisted of $63.5 million as a result of changes in operating assets and liabilities, primarily due to the increasing working capital needs driven by increasing sales volumes, and partially offset by $42.0 million of cash generated by net earnings, adjusted for non-cash items. The cash used in operating assets and liabilities is the result of increases in inventory, accounts receivable, recoverable cost and accrued profits not yet billed and lower customer deposits, which in aggregate totaled $99.7 million and were partially offset by higher accounts payable and billings in excess of cost which in aggregate totaled $33.7 million. While many of the Company’s contracts include advance customer deposits and progress billings, some international contracts provide for substantial portions of funding under confirmed letters of credit upon delivery of the products. For the second half of Fiscal 2007, working capital is expected to remain relatively constant.
     Net cash used in investing activities was $80.0 million for the six months ended August 4, 2007. This included $70.5 million incurred in connection with the Crown Acquisition and $9.1 million of capital expenditures, of which $5.3 million related to additions to the Company’s rental fleet.
     Net cash provided by financing activities was $87.9 million for the six months ended August 4, 2007. This includes $99.0 million in net borrowings from our revolving credit facility which was offset by tax distributions to holders of common units of $9.1 million and deferred financing costs of $2.9 million in conjunction with the amendment of the credit facility in February 2007. Concurrent with the consummation of the Company’s proposed public offering, it will convert into a corporation where it will be subject to federal and additional state income tax obligations on a go-forward basis.
     As of August 4, 2007, our cash and cash equivalent balance was $4.6 million, primarily reflecting cash received on the final day of the period, which could not be applied to pay down amounts borrowed under our senior credit facility until after the end of the period.
Current Resources
     Prior to acquiring substantially all the operating assets of the oilfield equipment and aftermarket parts business of Stewart & Stevenson Services, Inc., the capital needs of the business were funded by the available cash balances of the Predecessor’s parent. As a result, with the exception of short-term notes payable of foreign subsidiaries, the business carried no debt to finance capital requirements.
     In connection with the SSSI Acquisition, the Company entered into a $250.0 million senior credit facility which expires in January 2011, including term loans of $66.0 million and a revolving credit facility of $184.0 million. During the second quarter of Fiscal 2006, the Company issued $150.0 million of senior notes, which bear interest at 10% per annum and mature in July 2014. Interest payments on the senior notes are due semiannually, including a $7.9 million payment which was due and paid on January 15, 2007. The net proceeds from the issuance of the senior notes were applied to pay off the outstanding term loans and reduce the borrowings under the revolving credit facility. In conjunction with this refinancing, the senior credit facility was amended, reducing the credit facility to a $125.0 million revolving credit facility. In February 2007, a second amendment to the senior credit facility increased the revolving facility to $250.0 million and added a $25.0 million sub-facility to be used by the Company’s Canadian subsidiary which the Company established as part of the Crown Acquisition.
     The amended $250.0 million revolving credit facility is secured by substantially all accounts receivable, inventory and property, plant and equipment and provides for borrowings at LIBOR, plus a margin ranging from 1.25% to 2.00% per annum, based on our leverage ratios, as specified in the credit agreement. As of August 4, 2007, borrowings under the facility bear interest at LIBOR plus 1.50%, or 7.1%. A commitment fee of 0.30% to 0.375% per annum is payable on all unused portions of the revolving credit facility based on our leverage ratios. Interest payments are due monthly, or as LIBOR contracts expire. The revolving credit facility also has a $30.0 million sub-facility which may be used for letters of credit. As of August 4, 2007, there were $14.3 million of letters of credit outstanding. Based on the borrowings outstanding and letters of credit issued at August 4, 2007, approximately $84.9 million of borrowings were available under the revolving credit facility.

     As of August 4, 2007, borrowings under the Company’s senior credit facility and our senior notes were as follows:

(In thousands)
Revolving credit facility	$150,751
Senior notes	150,000

Total	$300,751
     The Company incurred $3.3 million of capitalized legal and financing charges associated with establishing the original $250.0 million senior credit facility, which are to be amortized over the five year term of the facility. As a result of the amendment reducing the facility to $125.0 million, the Company recorded a $1.5 million non-cash charge during the second quarter of Fiscal 2006 in interest expense. The Company also incurred $5.1 million of capitalized legal and financing charges associated with the issuance of the $150.0 senior unsecured notes during the second quarter of Fiscal 2006. These costs are to be amortized over the eight year term of the notes. During the six month period ended August 4, 2007, the Company incurred $2.2 million of capitalized legal and financing costs associated with the second amendment to the credit facility. As of August 4, 2007, $8.2 million of unamortized costs are included in the balance sheet.
     The Company currently believes that it will make approximately $30.0 million of capital expenditures during Fiscal 2007, including approximately $9.0 million for the purchase of a manufacturing facility from the Predecessor.
     Based on the borrowings outstanding and letters of credit issued at August 4, 2007, approximately $84.9 million of borrowings were available under the revolving credit facility. The Company believes that the business will continue to generate cash from operating activities in excess of planned capital expenditures and required distributions for income tax obligations and servicing its indebtedness. Therefore, the Company believes that its available sources of funds, including borrowings under its senior credit facility, are adequate to cover its near term requirements for working capital investments, capital expenditures, and other obligations.
     The credit agreement governing the senior credit facility contains financial and operating covenants with which we and our subsidiaries must comply during the term of the credit agreement. These covenants include the maintenance of a fixed charge coverage ratio, restrictions related to the incurrence of certain indebtedness and investments and prohibition of the creation of certain liens. The Company was in compliance with all covenants for the applicable test periods as of August 4, 2007.
Recent Accounting Pronouncements
     For a discussion of recently adopted and not yet adopted accounting standards, see note 2 in “—Notes to Condensed Consolidated Financial Statements.”
Item 3. Quantitative and Qualitative Disclosures Regarding Market Risk
Foreign Exchange Risk
     Our international subsidiaries in Canada, Colombia and Venezuela transact most of their business in their respective local currencies. While local currency transactions arising from the Canadian subsidiary represented approximately 9% of the Company’s revenue during the six-month period ended August 4, 2007, our results of operations were not significantly impacted by changes in currency exchange rates due to the relative stability of the Canadian dollar to the U.S. dollar. Transactions denominated in local currencies generated by our Colombian and Venezuelan subsidiaries comprised less than 3% of the Company’s revenue, resulting in insignificant impacts to our results of operations from fluctuation of these foreign currencies against the U.S. dollar.

Interest Rate Risk
     The Company uses variable-rate debt to finance certain of its operations and capital expenditures. Assuming the entire $250.0 million revolving credit facility were drawn, each quarter point change in interest rates would result in a $0.6 million change in annual interest expense.
Item 4. Controls and Procedures
     The Company’s management, including its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of its disclosure controls and procedures pursuant to Rule 13A-15 under the Exchange Act as of the end of the period covered by this Quarterly Report. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this Quarterly Report, the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) are effective, in all material respects, to ensure that information the Company is required to disclose in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to its management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
     No change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during its most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     The Company is, from time to time, party to various legal proceedings arising out of its business. These proceedings primarily involve commercial claims, product liability claims, intellectual property claims, environmental claims, personal injury claims and workers’ compensation claims. The Company cannot predict the outcome of these lawsuits, legal proceedings and claims with certainty. Nevertheless, the Company believes that the outcome of any currently existing proceedings, even if determined adversely, would not have a material adverse effect on its business, financial condition and results of operations.
Item 1A. Risk Factors
     For a discussion of the Company’s potential risks and uncertainties, see the information under the heading “Risk Factors” in our prospectus dated July 25, 2007, filed with the SEC in accordance with Rule 424(b) of the Securities Act on July 25, 2007, which is accessible on the Securities and Exchange Commission’s website at sec.gov. There have been no material changes to the risk factors disclosed in the prospectus.
Item 2. Unregistered Sale of Equity Securities and Use of Proceeds
Not applicable.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Submission of Matters to a Vote of Security Holders
Not applicable.
Item 5. Other Information
Not applicable.
Item 6. Exhibits
31.1	Rule 13a-14(a)/15d-14(a) certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Rule 13a-14(a)/15d-14(a) certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Section 1350 certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Section 1350 certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

SIGNATURES
     The Company has duly caused this Quarterly Report to be signed on its behalf by the undersigned thereto duly authorized.

STEWART & STEVENSON LLC
By:	/s/ ROBERT L. HARGRAVE
Robert L. Hargrave
Chief Executive Officer

By:	/s/ Jeffery W. Merecka
Jeffery W. Merecka
Vice President, Chief Financial Officer and Secretary

September 17, 2007

EXHIBIT INDEX

Exhibit No.	Description

31.1	Rule 13a-14(a)/15d-14(a) certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Rule 13a-14(a)/15d-14(a) certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Section 1350 certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Section 1350 certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).