Form 10-Q
period 2007-11-03
Stewart & Stevenson LLC
filed 2007-12-17
CIK 1381455

United States Securities and Exchange Commission
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended November 3, 2007
or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ___ to ___
Commission File Number 333-140441
Stewart & Stevenson LLC
(Exact name of registrant as specified in its charter)

Delaware	20-3974034
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1000 Louisiana St., Suite 5900, Houston, TX	77002
(Address of Principal Executive Offices)	(Zip Code)
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

Yes ☑	No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2)

Yes ☐	No ☑
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
As of December 11, 2007, 100,005,000 common units were issued and outstanding.

STEWART & STEVENSON LLC AND SUBSIDIARIES

STEWART & STEVENSON LLC AND SUBSIDIARIES
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Stewart & Stevenson LLC and Subsidiaries
Condensed Consolidated Balance Sheets

	November 3, 2007	January 31, 2007
(In thousands)	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$4,911	$5,852
Restricted cash	3,000	3,000
Accounts receivable, net	133,904	118,249
Recoverable costs and accrued profits not yet billed	98,190	20,977
Inventories	294,228	224,885
Other current assets	2,549	1,724

Total current assets	536,782	374,687

Property, plant and equipment, net	74,903	61,303
Goodwill & intangibles, net	56,726	11,787
Deferred financing costs and other assets	10,860	9,024

Total assets	$679,271	$456,801

Liabilities and Shareholders’ Equity
Current liabilities:
Bank notes payable	$3,999	$2,688
Current portion of long-term debt	200	—
Accounts payable	135,073	82,271
Accrued payrolls and incentives	11,552	15,268
Billings in excess of incurred costs	24,824	663
Customer deposits	14,768	46,628
Other current liabilities	29,361	12,451

Total current liabilities	219,777	159,969

Long-term debt, net of current portion	300,144	201,786
Other long-term liabilities	134	174

Total liabilities	520,055	361,929

Shareholders’ equity:
Common units, 100,005,000 units issued and outstanding	74,002	73,669
Accumulated other comprehensive income	12,355	125
Retained earnings	72,859	21,078

Total shareholders’ equity	159,216	94,872

Total liabilities & shareholders’ equity	$679,271	$456,801

See accompanying notes

Stewart & Stevenson LLC and Subsidiaries
Condensed Consolidated Statements of Operations

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	November 3, 2007	November 4, 2006	November 3, 2007	November 4, 2006
(In thousands, except units outstanding and per unit	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Sales	$355,097	$240,639	$990,692	$694,079
Cost of sales	281,804	198,580	787,483	569,889

Gross profit	73,293	42,059	203,209	124,190

Selling and administrative expenses	35,243	27,772	105,036	81,064
Other (income) expense, net	(1,600)	(194)	(1,636)	(1,668)

Operating profit	39,650	14,481	99,809	44,794

Interest expense, net	7,329	5,019	21,627	14,807

Earnings before income taxes	32,321	9,462	78,182	29,987
Income tax expense	2,258	31	6,095	75

Net earnings	30,063	9,431	72,087	29,912

Preferred stock dividends	—	(1,311)	—	(3,961)

Net earnings available for common unit holders	$30,063	$8,120	$72,087	$25,951

Weighted average units outstanding:
Basic	100,005,000	75,000,000	100,005,000	75,000,000
Diluted	100,005,000	100,005,000	100,005,000	100,005,000

Net earnings available for common unit holders per common unit
Basic	$0.30	$0.11	$0.72	$0.35
Diluted	$0.30	$0.09	$0.72	$0.30
See accompanying notes

Stewart & Stevenson LLC and Subsidiaries
Condensed Consolidated Statements of Cash Flows

	Nine Months Ended	Nine Months Ended
	November 3, 2007	November 4, 2006
(In thousands)	(Unaudited)	(Unaudited)
Net earnings	$72,087	$29,912
Adjustments to reconcile net earnings to net cash provided by operating activities:
Amortization of deferred financing costs	1,129	2,100
Equity compensation expense	333	1,842
Depreciation and amortization	14,854	13,140
Change in operating assets and liabilities net of the effect of acquisitions:
Accounts receivable, net	5,325	4,558
Recoverable costs and accrued profits not yet billed	(65,939)	14,914
Inventories	(22,138)	(32,758)
Accounts payable	22,018	11,273
Accrued payrolls and incentives	(6,333)	2,967
Billings in exess of incurred costs	15,481	4,753
Customer deposits	(42,780)	80
Other liabilities	13,870	16,609
Other, net	2,429	(4,202)

Net Cash Provided by (Used in) Operating Activities	10,336	65,188

Investing Activities
Capital expenditures	(5,616)	(6,381)
Additions to rental equipment	(9,213)	(15,476)
Increase in restricted cash	—	(3,000)
Acquisition of businesses	(70,507)	(8,285)
Disposal of property, plant and equipment, net	—	1,611

Net Cash Provided by (Used in) Investing Activities	(85,336)	(31,531)

Financing Activities
Change in short-term notes payable	595	896
Deferred financing costs	(2,915)	(5,170)
Issuance of senior notes	—	150,000
Payments on long-term loans	(233)	(56,000)
Changes in long-term revolving loans	98,066	(100,309)
Distributions to shareholders for tax obligations	(20,306)	(11,600)
Deferred equity issuance costs	(914)	—

Net Cash Provided by (Used in) Financing Activities	74,293	(22,183)

Effect of Exchange Rate on Cash	(234)	—

Increase (decrease) in cash and cash equivalents	(941)	11,474
Cash and cash equivalents, beginning of fiscal period	5,852	1,093

Cash and cash equivalents, end of fiscal period	$4,911	$12,567

Cash Paid for:

Interest	$16,074	$8,013
Income Taxes	$1,756	$280
See accompaying notes

Stewart & Stevenson LLC
Notes to Unaudited Condensed Consolidated Financial Statements
Nine Months Ended November 3, 2007 and November 4, 2006
Note 1 — Company Overview
Stewart & Stevenson LLC and subsidiaries (the “Company”) is a leading designer, manufacturer and marketer of specialized equipment and provides aftermarket parts and service to the oil and gas and other industries that we have served for over 100 years. Our diversified product lines include equipment for well stimulation, well servicing and workover rigs, drilling rigs, coiled tubing, cementing, nitrogen pumping, power generation and electrical systems as well as engines, transmissions and material handling equipment.
On February 26, 2007 we acquired substantially all of the operating assets and assumed certain liabilities of Crown Energy Technologies, Inc. and certain of its affiliates (“Crown”) for cash consideration of approximately $70.5 million (the “Crown Acquisition). Crown, which was headquartered in Calgary, Alberta Canada and had multiple U.S. operations, manufactured drilling, well servicing and work over rigs, stimulation equipment and a provided related parts and services.
Note 2 — Summary of Significant Accounting Policies
The accompanying unaudited consolidated condensed financial statements of the Company have been prepared in accordance with Rule 10-01 of Regulation S-X for interim financial statements and do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, the information furnished herein reflects all normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods. The results of operations for the three and nine months ended November 3, 2007 are not necessarily indicative of the results that will be realized for the fiscal year ending January 31, 2008. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended January 31, 2007.
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
The Company’s fiscal year begins on February 1 of the year stated and ends on January 31 of the following year. For example, the Company’s “Fiscal 2007” commenced on February 1, 2007 and ends on January 31, 2008. The Company reports results on the fiscal quarter method with each quarter comprising approximately 13 weeks. The third quarter of Fiscal 2007 commenced on August 5, 2007 and ended on November 3, 2007.
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
Note 3 — Comprehensive Income
Total comprehensive income is as follows:

	Three Months Ended		Nine Months Ended
(In thousands)	November 3, 2007	November 4, 2006	November 3, 2007	November 4, 2006
Net earnings	$30,063	$9,431	$72,087	$29,912
Currency translation gain (loss), net of taxes	6,410	233	12,229	(70)

Comprehensive income	$36,473	$9,664	$84,316	$29,842

The local currency is the functional currency for the Company’s South American and Canadian subsidiaries and, as such, assets and liabilities are translated into U.S. dollars at the period end exchange rates. Income and expense items are translated at the average exchange rates during the period. Translation adjustments resulting from changes in exchange rates are reported in other comprehensive income. As of November 3, 2007 and November 4, 2006, the entire accumulated and other comprehensive gain (loss) balance consisted of currency translation adjustments.
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
The Company’s reportable segments include:
Equipment – This segment designs, manufactures and markets equipment for well stimulation, coiled tubing, cementing, nitrogen pumping, power generation and electrical systems as well as workover rigs, drilling rigs, service rigs and related equipment, serving the oil and gas industry. This segment also sells engines, transmissions and material handling equipment for well servicing, workover, drilling, pumping and other applications for a wide range of other industries. The operating profit for the three and nine months ended November 3, 2007 includes amortization associated with acquired order backlog at the time of the Crown Acquisition of $0.7 million and $3.4 million, respectively. The acquired backlog was valued at $3.4 million at February 26, 2007 and has been fully amortized in the first three quarters of Fiscal 2007. The operating profit for the three and nine months ended November 4, 2006 includes amortization associated with acquired order backlog at the time of the SSSI Acquisition of $1.6 million and $5.1 million, respectively. The acquired backlog was valued at $6.5 million at January 23, 2006 and was fully amortized in Fiscal 2006.
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
Certain general and administrative costs which are incurred to support all operating segments are allocated to the segment operating results presented. Operating results by segment are as follows:

	Three Months Ended		Nine Months Ended
	November 3, 2007	November 4, 2006	November 3, 2007	November 4, 2006
Sales
Equipment	$242,937	$150,099	$679,985	$418,835
Aftermarket Parts and Service	104,146	83,592	289,071	255,449
Rental	8,014	6,948	21,636	19,795

Total Sales	$355,097	$240,639	$990,692	$694,079

Operating profit (loss)
Equipment	$30,471	$9,664	$76,754	$26,711
Aftermarket Parts and Service	13,006	9,356	37,728	29,249
Rental	3,216	2,927	7,145	7,380
Corporate	(7,043)	(7,466)	(21,818)	(18,546)

Total Operating Profit	$39,650	$14,481	$99,809	$44,794

Operating profit percentage
Equipment	12.5%	6.4%	11.3%	6.4%
Aftermarket Parts and Service	12.5	11.2	13.1	11.5
Rental	40.1	42.1	33.0	37.3

Consolidated	11.2%	6.0%	10.1%	6.5%

Note 5 — Long-Term Debt

	November 3, 2007	January 31, 2007
Other debt	4,491	2,688
Revolving credit facility	149,852	51,786
Unsecured senior notes	150,000	150,000

Total	304,343	204,474
Less: current portion of other debt	(4,199)	(2,688)

Long-term debt, net of current portion	$300,144	$201,786

Other debt: Other debt includes certain secured loans from the Company’s South American operations, a floor plan financing agreement and other equipment loans. The restricted cash on the Company’s balance sheet relates to collateral to certain of this debt.
In February 2007, the Company amended its senior credit facility, increased the revolving facility to $250.0 million and added a $25.0 million sub-facility to be used by the Company’s Canadian subsidiary which the Company established as part of the Crown Acquisition. The amended $250.0 million revolving credit facility is secured by substantially all accounts receivable, inventory and property, plant and equipment and provides for borrowings at LIBOR plus a margin ranging from 1.25% to 2.00% per annum, based on our leverage ratios, as specified in the credit agreement. As of November 3, 2007, borrowings under the facility bear interest at LIBOR plus 1.50%, or 6.7%. A commitment fee of 0.30% to 0.375% per annum is payable on all unused portions of the revolving credit facility based on our leverage ratios. Interest payments are due monthly, or as LIBOR contracts expire. The revolving credit facility also has a $30.0 million sub-facility which may be used for letters of credit. As of November 3, 2007, there were $14.2 million of letters of credit outstanding. Based on the borrowings outstanding and letters of credit issued at November 3, 2007, approximately $85.9 million of borrowings were available under the revolving credit facility.
During the second quarter of Fiscal 2006, the Company issued $150.0 million of senior unsecured notes, bearing interest at 10% per annum and maturing in July, 2014. The net proceeds from the issuance of the notes were applied to pay off the outstanding term loans and reduce the borrowings under the revolving credit facility. In connection with the senior notes issued in July, 2006, the Company entered into a registration rights agreement which requires the Company to make reasonable best efforts to file a registration statement with the Securities and Exchange Commission and effect a registered exchange offer in respect of the senior notes. The Company filed a registration statement with the Securities and Exchange Commission within a specified period on February 2, 2007 and received clearance to effect the exchange offer on July 25, 2007. As per the terms of the indenture, the senior notes became subject to an escalated rate of 10.5% as of July 1, 2007, which remained in effect until August 22, 2007 when the registration of the notes and the related exchange were completed. On August 22, 2007 the senior notes reverted back to an interest rate of 10.0%. The escalated interest rate did not have a material impact on Fiscal 2007 results.
The credit facility and the senior note indenture contain financial and operating covenants with which the company must comply during the terms of the agreements. These covenants include the maintenance of certain financial ratios, restrictions related to the incurrence of certain indebtedness and investments, and prohibition of the creation of certain liens. The Company is in compliance with all covenants as of November 3, 2007.
The Company incurred $3.3 million of capitalized legal and financing charges associated with establishing the original $250.0 million senior credit facility, which are to be amortized over the five year term of the facility. As a result of the amendment reducing the facility to $125.0 million in June 2006, the Company recorded a $1.5 million non-cash charge during the second quarter of Fiscal 2006 as interest expense. The Company also incurred $5.1 million of capitalized legal and financing charges associated with the issuance of the $150.0 senior unsecured notes during the second quarter of Fiscal 2006. These costs are to be amortized over the eight year term of the notes. During the three-month period ended May 5, 2007, the Company incurred $2.2 million of capitalized legal and financing costs associated with the amendment to the credit facility. As of November 3, 2007, $7.9 million of unamortized costs are included in the balance sheet.
Guarantor entities:  The $150.0 million of senior unsecured notes and the $250.0 million senior secured credit facility are fully guaranteed by Stewart & Stevenson LLC and its subsidiaries, except one domestic subsidiary, one subsidiary in Canada and two subsidiaries in South America.
The following condensed consolidated financial statements present separately the financial position, results of operations and cash flows of the parent guarantor (Guarantor Entities), and all non-guarantor subsidiaries of the Company on a combined basis.

Condensed Consolidating Balance Sheet

	November 3, 2007
	Guarantor	Non-Guarantor	Consolidating
	Entities	Entities	Entities	Total
Current assets	$473,709	$63,073	$—	$536,782
Property, plant and equipment	68,478	6,425	—	74,903
Other assets	34,911	40,188	(7,513)	67,586

Total assets	$577,098	$109,686	$(7,513)	$679,271

Current Liabilities	$184,857	$34,920	$—	$219,777
Intercompany Payables (Receivables)	(47,469)	47,469	—	—
Long-term liabilities	299,853	425	—	300,278
Shareholders’ equity	139,857	26,872	(7,513)	159,216

Total liabilities and shareholders’ equity	$577,098	$109,686	$(7,513)	$679,271

	January 31, 2007
	Guarantor	Non-Guarantor	Consolidating
	Entities	Entities	Entities	Total
Current assets	$354,086	$20,601	$—	$374,687
Property, plant and equipment	60,522	781	—	61,303
Other assets	27,682	642	(7,513)	20,811

Total Assets	$442,290	$22,024	$(7,513)	$456,801

Current Liabilities	$150,244	$9,725	$—	$159,969
Intercompany Payables (Receivables)	(4,087)	4,087	—	—
Long-term liabilities	201,786	174	—	201,960
Shareholders’ equity	94,347	8,038	(7,513)	94,872

Total liabilities and shareholders’ equity	$442,290	$22,024	$(7,513)	$456,801

Condensed Consolidated Results of Operations

	Three Months Ended November 3, 2007			Nine Months Ended November 3, 2007
	Guarantor	Non-Guarantor	Consolidated	Guarantor	Non-Guarantor	Consolidated
	Entities	Entities	Totals	Entities	Entities	Totals
Sales	$317,192	$37,905	$355,097	$872,773	$117,919	$990,692
Cost of sales	252,599	29,205	281,804	693,020	94,463	787,483

Gross profit	64,593	8,700	73,293	179,753	23,456	203,209

Selling and administrative expenses	30,551	4,692	35,243	90,757	14,279	105,036
Other (income) expense, net	(72)	(1,528)	(1,600)	(248)	(1,388)	(1,636)

Operating profit (loss)	34,114	5,536	39,650	89,244	10,565	99,809

Interest expense, net	7,253	76	7,329	21,405	222	21,627

Earnings before income taxes	26,861	5,460	32,321	67,839	10,343	78,182
Income tax provision	487	1,771	2,258	2,356	3,739	6,095

Net earnings	$26,374	$3,689	$30,063	$65,483	$6,604	$72,087

	Three Months Ended November 4, 2006			Nine Months Ended November 4, 2006
	Guarantor	Non-Guarantor	Consolidated	Guarantor	Non-Guarantor	Consolidated
	Entities	Entities	Totals	Entities	Entities	Totals
Sales	$230,142	$10,497	$240,639	$661,503	$32,576	$694,079
Cost of sales	188,916	9,664	198,580	541,006	28,883	569,889

Gross profit	41,226	833	42,059	120,497	3,693	124,190

Selling and administrative expenses	27,000	772	27,772	77,595	3,469	81,064
Other income, net	(155)	(39)	(194)	(1,615)	(53)	(1,668)

Operating profit (loss)	14,381	100	14,481	44,517	277	44,794

Interest expense, net	4,939	80	5,019	14,599	208	14,807

Earnings before income taxes	9,442	20	9,462	29,918	69	29,987
Income tax provision	—	31	31	—	75	75

Net earnings	$9,442	$(11)	$9,431	$29,918	$(6)	$29,912

Condensed Consolidated Cash Flows

	Nine Months Ended November 3, 2007
		Non-
	Guarantor	Guarantor	Consolidated
	Entities	Entities	Totals
Net cash provided by (used for):
Operating Activities	$8,876	$1,460	$10,336
Investing Activities	(42,023)	(43,313)	(85,336)
Financing Activities	30,132	44,161	74,293
Effect of exchange rate on cash	—	(234)	(234)

Net increase (decrease) in cash	(3,015)	2,074	(941)
Cash at the beginning of the period	3,349	2,503	5,852

Cash at the end of the period	$334	$4,577	$4,911

	Nine Months Ended November 4, 2006
	Guarantor	Non-Guarantor	Consolidated
	Entities	Entities	Totals
Net cash provided by (used for):
Operating Activities	$65,191	$(3)	$65,188
Investing Activities	(31,350)	(181)	(31,531)
Financing Activities	(23,079)	896	(22,183)

Net increase (decrease) in cash	10,762	712	11,474
Cash at the beginning of the period	(262)	1,355	1,093

Cash at the end of the period	$10,500	$2,067	$12,567

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
A summary of warranty activity associated with continuing operations for the three months and nine months ended November 3, 2007 and November 4, 2006 follows:

	Three Months Ended		Nine Months Ended
(in thousands)	November 3, 2007	November 4, 2006	November 3, 2007	November 4, 2006
Accrued warranty costs at beginning of period	$4,199	$2,627	$2,673	$2,409
Accrued warranty costs acquired in Crown Acquisition	—	—	714	—
Payments for warranty obligations	(506)	(869)	(3,274)	(2,051)
Warranty accrual for current period sales	1,122	1,125	4,702	2,525

Accrued warranty costs at end of period	$4,815	$2,883	$4,815	$2,883

The Company is also a defendant in a number of lawsuits relating to matters normally incident to the Company’s business. No individual case, or group of cases presenting substantially similar issues of law or fact, is expected to have a material effect on the manner in which the Company conducts its business or on its consolidated results of operations, financial position or liquidity. The Company maintains certain insurance policies that provide coverage for

================================================================================

product liability and personal injury cases. The Company has established reserves that it believes to be adequate based on current evaluations and its experience in these types of claim situations. Nevertheless, an unexpected outcome or adverse development in any such case could have a material adverse impact on the Company’s consolidated results of operations in the period it occurs.
Note 7 — Significant Balance Sheet Accounts
Allowance for Doubtful Accounts: Activity in the allowance for doubtful accounts is as follows:

	Three Months Ended		Nine Months Ended
(In thousands)	November 3, 2007	November 4, 2006	November 3, 2007	November 4, 2006
Allowance for doubtful accounts at beginning of period	$2,133	$1,794	$1,724	$1,627
Allowance for doubtful accounts acquired in the Crown Acquisition	$—	—	$1,359	—
Accruals to bad debt expense	188	404	52	1,754
Write-offs against allowance for doubtful accounts	(68)	(255)	(1,073)	(1,438)
Collections of previously reserved items	3	—	194	—

Allowance for doubtful accounts at end of period	$2,256	$1,943	$2,256	$1,943

Inventories: Summarized below are the components of inventories:

(In thousands)	November 3, 2007	January 31, 2007
Inventory purchased under distributor agreements	$122,423	$132,784
Raw materials and spare parts	124,304	57,003
Work in process	47,493	34,668
Finished goods	8	430

Total Inventories	$294,228	$224,885

Raw materials and spare parts include OEM equipment and components used in the equipment segment. The inventory balances above are stated net of inventory valuation allowances totaling $10.7 million (of which $0.9 million relate to the Crown Acquisition) and $9.3 million as of November 3, 2007 and January 31, 2007, respectively. $46.1 million of the increase in inventory is attributable to the Crown Acquisition.
Property, Plant and Equipment: As a result of the SSSI Acquisition, the components of property, plant and equipment were revalued based upon fair market value at date of purchase. Components of property, plant and equipment, net, are as follows:

(In thousands)	November 3, 2007	January 31, 2007
Machinery and equipment	$21,500	$8,937
Buildings and leasehold improvements	18,227	15,798
Rental equipment	40,474	35,364
Computer hardware and software	2,900	2,141
Accumulated depreciation	(18,994)	(10,067)

Net depreciable assets	64,107	52,173
Construction in progress	4,609	2,941
Land	6,187	6,189

Property, plant and equipment, net	$74,903	$61,303

Intangible Assets & Goodwill: Amounts allocated to intangible assets are amortized on a straight-line basis over their estimated useful lives. The Company is in the process of finalizing the valuations of certain long-lived and intangible assets related to the Crown Acquisition; consequently, the initial allocation of the purchase price is preliminary and subject to change for a period of one year following the acquisition, although management believes it is materially accurate as of November 3, 2007. Estimated intangible asset values, net of recognized amortization expense include the following:

		November 3, 2007
	Estimated	Gross Carrying	Accumulated	Currency
(In thousands)	Useful Life	Value	Amortization	Translation	Net
Current amortizable intangible assets:
Unfilled order backlog	4 Mos.	$3,370	$(3,450)	$80	$—

Non-current amortizable intangible assets:
Engineering drawings	2.5-10 Yrs.	6,346	(1,522)	693	5,517
Distribution contracts	27 Yrs.	3,384	(217)	—	3,167
Customer relationships	6-25 Yrs.	7,409	(392)	1,827	8,844
Patents	4 Yrs.	209	(82)	—	127
Non-compete covenant	5 Yrs.	1,420	(200)	212	1,432

Total		18,768	(2,413)	2,732	19,087

Non-current unamortized intangible assets:
Trademarks	—	9,130	—	694	9,824

Total		$31,268	$(5,863)	$3,506	$28,911

		January 31, 2007
	Estimated	Gross Carrying	Accumulated	Currency
(In thousands)	Useful Life	Value	Amortization	Translation	Net
Non-current amortizable intangible assets:
Engineering drawings	10 Yrs.	$2,636	$(257)	$—	$2,379
Distribution contracts	27 Yrs.	3,384	(123)	—	3,261
Customer relationships	6 Yrs.	679	(110)	—	569
Patents	4 Yrs.	209	(51)	—	158

Total		6,908	(541)	—	6,367

Non-current unamortized intangible assets:
Trademarks	—	5,420	—	—	5,420

Total		$12,328	$(541)	$—	$11,787

The following table presents goodwill as of the dates indicated, as well as changes in the account during the period shown.

Amount
Carrying amount as of January 31, 2007	$—
Goodwill acquired during the year	23,245
Currency Translation	4,570

Carrying amount as of November 3, 2007	$27,815

Note 8 — Equity

On September 5, 2007, the Company affected a 15,000 to 1 split of its 6,667 common units into 100,005,000 common units. The financial statements give a retroactive effect to this split.
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
During Fiscal 2006, the Company’s principal shareholder sold common units equal to 1% of common equity to the Company’s president and chief operating officer and 3.25% of common equity to the Company’s former vice chairman and chief executive officer, subject to repurchase rights that expire over established vesting periods beginning January 23, 2006. During the fourth quarter of Fiscal 2006, the vice chairman and chief executive officer resigned and all equity was repurchased by the principal shareholder, including the vested portion which was repurchased at fair market value. In accordance with Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment”, the Company recorded a $3.7 million non-cash charge in Fiscal 2006 reflecting the difference between estimated fair market value of the common units sold and their sales price to the Company executives. The estimated fair market value of the common units was determined based on a valuation provided by Hill Schwartz Spilker Keller LLC, a third party valuation firm. The Company recorded an additional $111,000 and $333,000, respectively, in the three and nine months ended November 3, 2007 of non-cash compensation associated with the remaining vesting period for the equity sold to the Company’s president and chief operating officer.
On September 5, 2007, the Company’s board of directors adopted the 2007 Incentive Compensation Plan, which the Company refers to as its incentive plan, and the incentive plan received the required approval of a majority of the Company’s unit holders and became effective on September 27, 2007. The incentive plan permits the granting of awards in the form of options to purchase common stock, stock appreciation rights, restricted shares of common stock, restricted stock units, performance shares, performance units and senior executive plan bonuses (which may be in shares of common stock and/or cash). Subject to certain adjustments that may be required from time to time to prevent dilution or enlargement of the rights of participants in the incentive plan, a maximum of 2,500,000 shares (which may be in the form of units prior to the Company’s conversion to a corporation in connection with any initial public offering) will be available for grants of all equity awards under the incentive plan.
In connection with the approval of the incentive plan and in anticipation of the Company’s initial public offering (for which the Company has filed a registration statement on Form S-1 with the Securities and Exchange Commission, the “SEC”), the compensation committee of the board, which has the responsibility to administer the incentive plan, made certain grants of restricted shares to the Company’s non-executive directors and certain members of the Company’s senior executive management. The grants to the seven non-executive directors total 420,000 restricted shares vesting in five (5) 84,000 share tranches, with each such tranche vesting upon board service for a complete fiscal year. The grants to senior executive management total 110,000 restricted shares vesting in five (5) 22,000 share tranches, with each tranche vesting upon employment for a complete fiscal year. The grants are subject to the achievement of net pre-tax income growth in the relevant fiscal year that exceeds the median net pre-tax income growth of a peer group of companies and are subject to acceleration in the case of an executive’s death or disability. All grants are subject to (i) the completion of the Company’s initial public offering, and (ii) accelerated vesting upon a change-in-control of the Company.
Note 9 — Crown Acquisition

On February 26, 2007 we acquired substantially all of the operating assets and assumed certain liabilities of Crown Energy Technologies, Inc. and certain of its affiliates (“Crown”) for cash consideration of approximately $70.5 million (the “Crown Acquisition). Crown, which was headquartered in Calgary, Alberta Canada and had multiple U.S. operations, manufactured drilling, well servicing and work over rigs, stimulation equipment and a provided related parts and services. The acquisition enhances the Company’s position as a leading supplier of well stimulation, coiled tubing, cementing, and nitrogen pumping equipment and expands our product offering to include drilling rigs and well workover and service rigs.
The following table summarized the estimated fair value of the assets acquired and liabilities assumed at the date of the acquisition:

(In thousands)	February 26, 2007
Cash & cash equivalents	$81
Receivables, net	19,213
Recoverable costs and accrued profits not yet billed	8,785
Inventory	41,941
Property, plant and equipment	8,353
Intangibles and other assets	44,142

Total assets acquired	122,515

Notes payable	630
Current portion of long term debt	225
Acounts payable	27,994
Billings in excess of cost	7,915
Customer deposits	10,479
Long term debt	379
Other liabilities assumed	4,386

Total liabilities assumed	52,008

Purchase price allocated	$70,507

The unaudited pro forma condensed combined statement of operations for the three and nine months ended November 4, 2007 and three and nine months ended November 4, 2006 gives effect to the February 26, 2007 consummation of the Crown Acquisition as if the transaction occurred on February 1, 2006. The unaudited pro forma information is presented for illustration purposes only and is not necessarily indicative of results of operations which would actually have been reported had the combination been in effect during this period or which we might expect to report in the future.

Stewart & Stevenson LLC and Subsidiaries
Pro Forma Results including Crown Energy

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	November 3, 2007	November 4, 2006	November 3, 2007	November 4, 2006
(In thousands, except units outstanding and per unit data)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Sales	$355,097	$302,701	$1,010,427	$
				859,203

Net earnings	30,783	12,880	75,006	32,288

Preferred stock dividends	—	1,311	—	3,961

Net earnings available for common unit holders	30,783	11,569	75,006	28,327

Weighted average units outstanding:
Basic	100,005,000	75,000,000	100,005,000	75,000,000
Diluted	100,005,000	100,005,000	100,005,000	100,005,000

Net earnings available for common unit holders per common unit
Basic	0.31	0.15	0.75	0.38
Diluted	0.31	0.13	0.75	0.32

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
          This Quarterly Report includes statements that are, or may deemed to be, “forward-looking statements.” These forward-looking statements can be identified by the use of forward-looking terminology, including the terms “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will” or “should” or, in each case, their negative or other variations or comparable terminology. These forward-looking statements include all matters that are not historical facts. They appear in a number of places throughout this report and include statements regarding our intentions, beliefs or current expectations concerning, among other things, our results of operations, financial condition, liquidity, prospects, growth, strategies and the industry in which we operate. By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future and some of which are beyond our control. We believe that these risks and uncertainties include:
•	periodic economic and industry downturns affecting the oil and gas industry; competitive pressures in the industries we serve;

•	factors affecting our international sales and operations;

•	the potential loss of a key OEM supplier;

•	the occurrence of events not covered by insurance;

•	our ability to attract and retain qualified employees;

•	our failure to accurately estimate costs associated with products produced under fixed-price contracts;

•	our susceptibility to adverse weather conditions affecting the Gulf Coast;

•	unforeseen difficulties relating to the Crown Acquisition or other acquisitions;

•	the impact of governmental laws and regulations, including environmental laws and regulations;

•	our failure to maintain key licenses;

•	our ability to protect our intellectual property;

•	our level of indebtedness; and

•	the other factors described under “Risk Factors” ” in the Company’s prospectus dated July 25, 2007, filed with the SEC in accordance with Rule 424(b) of the Securities Act on July 25, 2007, which is accessible on the SEC’s website at www.sec.gov.
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
Comparison of Results of Operations—Three Months Ended November 3, 2007 and Three Months Ended November 4, 2006
          Sales — For the three months ended November 3, 2007 the Company’s sales were $355.1 million, an increase of $114.5 million, or a 48% increase over Fiscal 2006 sales of $240.6 million for the same period. This increase in sales was primarily attributable to strong demand for equipment from the Company’s customers in the oil and gas industry and the impact of the inclusion of the Crown business for the three months ended November 3, 2007, which accounted for $56.2 million of the increased sales. A breakdown of sales for the periods is as follows:

	Three months	Three months
	Ended	Ended	Change
(in thousands)	November 3, 2007	November 4, 2006	$	%
Equipment	$242,937	$150,099	$92,838	62%
Aftermarket Parts and Service	104,146	83,592	20,554	25
Rental	8,014	6,948	1,066	15

Total	$355,097	$240,639	$114,458	48%

          Sales of equipment grew by 62%, or $92.8 million, during the three months ended November 3, 2007 compared to the same period in Fiscal 2006. Organic growth in equipment sales accounted for $51.4 million as a result of strong customer demand, primarily from the Company’s well stimulation and power generation equipment, resulting in increased orders and higher sales prices, with $41.4 million of the increase in sales related to the Crown business.
          Aftermarket parts and service sales grew by $20.6 million to $104.1 million in the three months ended November 3, 2007 from $83.6 million in the comparable period of Fiscal 2006. Sales related to the Crown business were $14.9 million in the three months ended November 3, 2007 with the remaining $5.7 million increase in other aftermarket parts and service sales.
          Rental sales grew by 15%, or $1.1 million in the three months ended November 3, 2007 when compared to the same period of Fiscal 2006. The growth in rental sales is attributable to higher utilization and improved pricing.
          Gross profit – The Company’s gross profit was $73.3 million for the three months ended November 3, 2007 compared to $42.1 million for the same period in Fiscal 2006, reflecting an improvement in gross profit margin from 17.5% to 20.6%. Gross profit margins improved across all business segments and were primarily attributable to improved pricing in all segments and improved efficiencies related to the streamlining of the Company’s manufacturing processes in its equipment segment. Organic growth accounted for $17.4 million of the increased gross profit for the period with the Crown acquisition accounting for the remaining $13.8 million.
          Selling and administrative expenses – Selling and administrative expenses increased by $7.5 million to $35.2 million for the three months ended November 3, 2007, mainly as a result of the Crown expenses of $6.2 million. Excluding the Crown expenses, selling and administrative expenses increased $1.3 million, primarily due to the higher sales expenses associated with the higher sales volume. Selling and administrative expenses as a percentage of sales decreased to 9.9% from 11.5% for the three months ended November 3, 2007, mainly as a result of some costs being of a fixed nature. The three months ended November 3, 2007 included $0.7 million of non-cash amortization expense for the backlog acquired in the Crown Acquisition, while the three months ended November 4, 2006 included $1.6 million of non-cash amortization expense for the backlog acquired in the SSSI Acquisition.
          Other income – Other income increased by $1.4 million to $1.6 million for the three months ended November 3, 2007, mainly as the result of translation gains associated with the pay down of intercompany debt primarily related to our Canadian subsidiary.
          Operating profit – The Company’s operating profit improved to $39.7 million, or 11.2% of sales, during the three months ended November 3, 2007, from $14.5 million, or 6.0% of sales in the same period of Fiscal 2006, primarily as the result of higher sales and gross profit margins. Organic growth generated $16.0 million of the $25.2 million increase in operating profit, or 63% of the increase in gross profit when compared to the same period in Fiscal 2006, with Crown accounting for the remaining $9.2 million increase, or 37%.
          Interest expense, net — Interest expense for the three months ended November 3, 2007 increased by $2.3 million over the same period in 2006 mainly as a result of increased borrowings to fund the Crown Acquisition and senior notes issued in July 2006.
          Income taxes — Income tax expense for the three months ended November 3, 2007 was $2.3 million as compared to approximately $31,000 for the same period in Fiscal 2006. The increase is due mainly to income taxes associated with profits generated from international operations (primarily the Company’s Canadian subsidiary) and Texas Margin taxes. No U.S. federal tax expense is recorded in the three months ended November 3, 2007 or November 4, 2006 as the Company has conducted its operations as a limited liability company, and, as a result U.S. federal income taxes were paid by the holders of the Company’s equity interests.
          Concurrent with the consummation of its proposed public offering, the Company will convert into a corporation and will change its name from Stewart & Stevenson LLC to Stewart & Stevenson Inc. and will accrue and be subject to federal and additional state income tax obligations on a go-forward basis.
Segment Results Comparison – Three Months Ended November 3, 2007 and Three Months Ended November 4, 2006
          Equipment – Operating profit generated by the equipment segment increased to $30.5 million for the three months ended November 3, 2007 from $9.7 million for the same period in Fiscal 2006 primarily due to the increased demand and the inclusion of the Crown business. The $20.8 million increase in operating profit was attributable to $4.0 million relating to improved pricing and improved productivity associated with implementation of lean manufacturing processes during Fiscal 2006, $8.4 million related to the increase in organic sales volume and $8.4 million of incremental operating profit generated as a result of the inclusion of the results of the Crown business.
          The Company’s equipment order backlog as of November 3, 2007 was $640.3 million, as compared to $560.4 million on November 4, 2006, an increase of 14%, while its quoting activity continues to remain strong. The Company expects to recognize a significant portion of this equipment order backlog as revenue in the last quarter of Fiscal 2007 and in Fiscal 2008.
          Aftermarket Parts and Service –Operating profit generated by the aftermarket parts and service segment increased to $13.0 million in the three months ended November 3, 2007 from $9.4 million in the same period of Fiscal 2006, representing an improvement in operating profit margin from 11.2% to 12.5%. This represents $2.7 million of incremental operating profit generated by organic growth via improved pricing and $0.9 million of incremental operating profit generated by the Crown business.

          Rental - Operating profit generated by the rental segment was $3.2 million in the three months ended November 3, 2007, up from the $2.9 million of operating profit generated in the same period of Fiscal 2006. Operating profit percentage decreased slightly to 40.1% for the three months ended November 3, 2007 from 42.1% for the same period in Fiscal 2006 mainly as a result of higher depreciation associated with increased capital expenditure levels.
          Corporate - Corporate and administrative expenses decreased to $7.0 million in the three months ended November 3, 2007 compared to $7.5 million in the same period of 2006, and decreased as a percentage of sales from 3.1% to 2.0%. The $0.5 million decrease in expenses is primarily attributable to the inclusion of stock compensation expense of $1.8 million in the three months ended November 4, 2006 offset by increased corporate staffing as a result of the SSSI Acquisition.
Comparison of Results of Operations— Nine Months Ended November 3, 2007 and Nine Months Ended November 4, 2006
          Sales — For the nine months ended November 3, 2007 the Company’s sales were $990.7 million, an increase of $296.6 million or a 43% increase over Fiscal 2006 sales of $694.1 million for the same period. This increase in sales was primarily attributable to strong demand for equipment from the Company’s customers in the oil and gas industry accounting for $139.1 million of the increased sales for the period and the impact of the inclusion of the Crown business for the nine months ended November 3, 2007, which accounted for $157.5 million of the increased sales. A breakdown of sales for the periods is as follows:

	Nine months	Nine months
	Ended	Ended	Change
(in thousands)	November 3, 2007	November 4, 2006	$	%
Equipment	$679,985	$418,835	$261,150	62%
Aftermarket Parts and Service	289,071	255,449	33,622	13
Rental	21,636	19,795	1,841	9

Total	$990,692	$694,079	$296,613	43%

          Sales of equipment grew by 62%, or $261.2 million, during the nine months ended November 3, 2007 compared to the same period in Fiscal 2006. Organic growth in equipment sales accounted for $140.6 million of the increase as a result of strong customer demand, primarily from the Company’s well stimulation and power generation equipment with $120.6 million of the increase in sales related to the Crown business.
          Aftermarket parts and service sales grew by $33.6 million to $289.1 million in the nine months ended November 3, 2007 from $255.4 million in the comparable period of Fiscal 2006. Sales related to the Crown business were $36.9 million in the nine months ended November 3, 2007 which offset a $3.3 million decline in other aftermarket parts and service sales. The decrease in other sales is represented by one-time international orders processed early in Fiscal 2006 which were not repeated in the first nine months of Fiscal 2007, as well lower sales related to warranty claims against the Company’s key OEMs.
          Rental sales grew by 9%, or $1.8 million in the nine months ended November 3, 2007 when compared to the same period of Fiscal 2006. The growth in rental sales is attributable to utilization and improved pricing.
          Gross profit – The Company’s gross profit was $203.2 million for the nine months ended November 3, 2007 compared to $124.2 million for the same period in Fiscal 2006, reflecting an improvement in gross profit margin from 17.9% to 20.5%. Gross profit margins improved across all business segments and were primarily attributable to improved pricing in all segments and improved efficiencies related to the streamlining of the Company’s manufacturing processes in its equipment segment. Organic growth accounted for $44.7 million of the increased gross profit for the period with the Crown business accounting for the remaining $34.3 million increase.

          Selling and administrative expenses – Selling and administrative expenses increased by $24.0 million to $105.0 million for the nine months ended November 3, 2007, mainly as a result of the Crown expenses of $17.6 million. Excluding the Crown business, selling and administrative expenses increased $6.4 million, primarily due to the higher sales expenses associated with the higher sales volume. Selling and administrative expenses as a percentage of sales decreased to 10.6% from 11.7% for the nine months ended November 3, 2007, mainly as a result of some costs being of a fixed nature. The nine months ended November 3, 2007 included $3.4 million of non-cash amortization expense for the backlog acquired in the Crown Acquisition, while the nine months ended November 4, 2006 included $5.1 million of non-cash amortization expense for the backlog acquired in the SSSI Acquisition.
          Operating profit – The Company’s operating profit improved to $99.8 million, or 10.1% of sales during the nine months ended November 3, 2007, from $44.8 million, or 6.5% of sales in the same period of Fiscal 2006, primarily as the result of higher sales and gross profit margins. Organic growth generated $37.2 million of the $55.0 million increase in operating profit, or 68% of the increase in gross profit when compared to the same period in Fiscal 2006 with the Crown business accounting for the remaining $17.8 million increase, or 32%.
          Interest expense, net – Net interest expense for the nine months ended November 3, 2007 increased to $21.6 million, a $6.8 million increase over the same period in Fiscal 2006 mainly as a result of increased borrowings to fund the Crown Acquisition and senior notes issued in July 2006.
          Income taxes — Income tax expense for the nine months ended November 3, 2007 was $6.1 million as compared to approximately $75,000 for the same period in Fiscal 2006. The increase is due mainly to income taxes associated with profits generated from international operations (primarily the Company’s Canadian subsidiary) and Texas Margin taxes. No U.S. federal tax is recorded in the nine months ended November 3, 2007 or November 4, 2006 as the Company has conducted its operations as a limited liability company, and, as a result U.S. federal income taxes were paid by the holders of our equity interests.
          Concurrent with the consummation of its proposed public offering, the Company will convert into a corporation and will change its name from Stewart & Stevenson LLC to Stewart & Stevenson Inc. and will accrue and be subject to federal and additional state income tax obligations on a go-forward basis.
Segment Results Comparison – Nine Months Ended November 3, 2007 and Nine Months Ended November 4, 2006
          Equipment – Operating profit generated by the equipment segment increased to $76.8 million for the nine months ended November 3, 2007 from $26.7 million for the same period in Fiscal 2006 primarily due to the increased demand and the inclusion of the Crown business. The $50.1 million increase in operating profit was attributable to $10.5 million relating to improved pricing and improved productivity associated with implementation of lean manufacturing processes during Fiscal 2006, $24.5 million related to the increase in sales volume and $15.1 million of incremental operating profit generated as a result of the inclusion of the results of the Crown business.
          The Company’s equipment order backlog as of November 3, 2007 was $640.3 million, as compared to $560.4 million on November 4, 2006, an increase of 14%, while its quoting activity continues to remain strong. The Company expects to recognize equipment order backlog as revenue in the remaining quarter of Fiscal 2007 and in Fiscal 2008.
          Aftermarket Parts and Service –Operating profit generated by the aftermarket parts and service segment increased to $37.8 million in the nine months ended November 3, 2007 from $29.2 million in the same period of Fiscal 2006, representing an improvement in operating profit margin from 11.5% to 13.1%. This represents $5.9 million of incremental operating profit generated by organic growth via improved pricing and $2.7 million of incremental profit generated by the Crown business.
          Rental - Operating profit generated by the rental segment was $7.1 million in the nine months ended November 3, 2007, down form the $7.4 million of operating profit generated in the same period of Fiscal 2006. Operating profit percentage decreased to 33.0% for the nine months ended November 3, 2007 from 37.3% for the same period in Fiscal 2006 mainly as a result of higher depreciation associated with increased capital expenditure levels.
          Corporate - Corporate and administrative expenses increased to $21.8 million in the nine months ended November 3, 2007 compared to $18.5 million in the same period of 2006 and decreased as a percentage of sales to 2.2% for the nine months ended November 3, 2007 as compared to 2.7% for the same period in 2006. The $3.3 million increase in expenses is primarily attributable to the increased corporate staffing which took place over the second half of Fiscal 2006 as a result of the SSSI Acquisition.
Liquidity and Capital Resources
          In the nine months ended November 3, 2007, the Company generated net cash from operating activities of $10.4 million compared to net cash generated from operating activities of $65.2 million in the same period of 2006. The decrease in cash provided by operating activities consisted of $78.1 million as a result of changes in operating assets and liabilities, primarily due to the increasing working capital needs driven by increasing sales volumes, and partially offset by $88.4 million of cash generated by net earnings, adjusted for non-cash items. The cash used in operating assets and liabilities is the result of increases in inventory, recoverable cost and accrued profits not yet billed and lower customer deposits, which in aggregate totaled $130.9 million and were partially offset by higher accounts payable, other liabilities and billings in excess of cost which in aggregate totaled $52.8 million. While many of the Company’s contracts include advance customer deposits and progress billings, some international contracts provide for substantial portions of funding under confirmed letters of credit upon delivery of the products. For the remainder of Fiscal 2007, working capital is expected to remain relatively constant.
          Net cash used in investing activities was $85.3 million for the nine months ended November 3, 2007. This included $70.5 million incurred in connection with the Crown Acquisition and $14.8 million of capital expenditures, of which $9.2 million related to additions to the Company’s rental fleet.
          Net cash provided by financing activities was $74.3 million for the nine months ended November 3, 2007. This includes $98.1 million in net borrowings from our revolving credit facility which was offset by tax distributions to holders of common units of $20.3 million and deferred financing costs of $2.9 million in conjunction with the amendment of the credit facility in February 2007. Concurrent with the consummation of its proposed public offering, the Company will convert into a corporation and will be subject to federal and additional state income tax obligations on a go-forward basis.
          As of November 3, 2007, our cash and cash equivalent balance was $4.9 million, reflecting timing of cash receipts, disbursements and borrowings on our revolving credit facility.
Current Resources
          In February 2007, the Company amended its senior credit facility increased the revolving facility to $250.0 million and added a $25.0 million sub-facility to be used by the Company’s Canadian subsidiary which the Company established as part of the Crown Acquisition. The amended $250.0 million revolving credit facility is secured by substantially all accounts receivable, inventory and property, plant and equipment and provides for borrowings at LIBOR, plus a margin ranging from 1.25% to 2.00% per annum, based on our leverage ratios, as specified in the credit agreement. As of November 3, 2007, borrowings under the facility bear interest at LIBOR plus 1.50%, or 6.7%. A commitment fee of 0.30% to 0.375% per annum is payable on all unused portions of the revolving credit facility based on our leverage ratios. Interest payments are due monthly, or as LIBOR contracts expire. The revolving credit facility also has a $30.0 million sub-facility which may be used for letters of credit. As of November 3, 2007, there were $14.2 million of letters of credit outstanding. Based on the borrowings outstanding and letters of credit issued at November 3, 2007, approximately $85.9 million of borrowings were available under the revolving credit facility.
          As of November 3, 2007, borrowings under the Company’s senior credit facility and our senior notes were as follows:

(In thousands)
Revolving credit facility	$149,852
Senior notes	150,000

Total	$299,852
          The Company incurred $3.3 million of capitalized legal and financing charges associated with establishing the original $250.0 million senior credit facility, which are to be amortized over the five year term of the facility. As a result of the amendment reducing the facility to $125.0 million, the Company recorded a $1.5 million non-cash charge during the second quarter of Fiscal 2006 in interest expense. The Company also incurred $5.1 million of capitalized legal and financing charges associated with the issuance of the $150.0 senior unsecured notes during the second quarter of Fiscal 2006. These costs are to be amortized over the eight year term of the notes. During the nine month period ended November 3, 2007, the Company incurred $2.2 million of capitalized legal and financing costs associated with the second amendment to the credit facility. As of November 3, 2007, $7.9 million of unamortized costs are included on the balance sheet.
          The Company currently believes that it will make approximately $30.0 million of capital expenditures during Fiscal 2007, including approximately $9.0 million for the purchase of a manufacturing facility from the Predecessor.
          Based on the borrowings outstanding and letters of credit issued at November 3, 2007, approximately $85.9 million of borrowings were available under the revolving credit facility. The Company believes that the business will continue to generate cash from operating activities in excess of planned capital expenditures and required distributions for income tax obligations and servicing its indebtedness. Therefore, the Company believes that its available sources of funds, including borrowings under its senior credit facility, are adequate to cover its near term requirements for working capital investments, capital expenditures, and other obligations.
          The credit agreement governing the senior credit facility contains financial and operating covenants with which we and our subsidiaries must comply during the term of the credit agreement. These covenants include the maintenance of a fixed charge coverage ratio, restrictions related to the incurrence of certain indebtedness and investments and prohibition of the creation of certain liens. The Company was in compliance with all covenants for the applicable test periods as of November 3, 2007.
Recent Accounting Pronouncements
          For a discussion of recently adopted and not yet adopted accounting standards, see note 2 in “—Notes to Condensed Consolidated Financial Statements.”

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Foreign Exchange Risk
          Our international subsidiaries in Canada, Colombia and Venezuela transact most of their business in their respective local currencies. While local currency transactions arising from the Canadian subsidiary represented approximately 9% of the Company’s revenue during the nine month period ended November 3, 2007, our results of operations were not significantly impacted by changes in currency exchange rates of the Canadian dollar to the U.S. dollar. Transactions denominated in local currencies generated by our Colombian and Venezuelan subsidiaries comprised less than 3% of the Company’s revenue, resulting in insignificant impacts to our results of operations from fluctuation of these foreign currencies against the U.S. dollar.
Interest Rate Risk
          The Company uses variable-rate debt to finance certain of its operations and capital expenditures. Assuming the entire $250.0 million revolving credit facility was drawn, each quarter point change in interest rates would result in a $0.6 million change in annual interest expense.
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
Item 1A. Risk Factors
          For a discussion of the Company’s potential risks and uncertainties, see the information under the heading “Risk Factors” in our prospectus dated July 25, 2007, filed with the SEC in accordance with Rule 424(b) of the Securities Act on July 25, 2007, which is accessible on the SEC’s website at www.sec.gov. There have been no material changes to the risk factors disclosed in the prospectus.
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

December 17, 2007

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