Form 10-K
period 2008-01-31
Stewart & Stevenson LLC
filed 2008-04-29
CIK 1381455

United States Securities and Exchange Commission
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 31, 2008
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number 001-33836
Stewart & Stevenson LLC
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	20-3974034 (I.R.S. Employer Identification Number)
1000 Louisiana Street, Suite 5900, Houston, TX, 77002
(Address of Principal Executive Offices)
(713) 751-2700
(Registrant’s telephone number including area code)
None
(Securities registered pursuant to Section 12(b) of the Act)
None
(Securities registered pursuant to Section 12(g) of the Act)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or if such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐               Accelerated filer ☐                         Non-accelerated filer ☑                         Smaller reporting company ☐
                                        (Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2) Yes ☐ No ☑
There is no market for the registrant’s equity. As of January 31, 2008, there were 100,005,000 common units outstanding.

i

Cautionary Note Regarding Forward-looking Statements
     This Annual Report on Form 10-K (this “Annual Report” or “Form 10-K”), including Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by words such as “expects,” “intends,” “anticipates,” “plans,” “believes,” “seeks,” “estimates,” “will” or words of similar meaning and include, but are not limited to, statements regarding the outlook for our future business and financial performance. Forward-looking statements are based on management’s current expectations and assumptions, which are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Actual outcomes and results may differ materially due to global political, economic, business, competitive, market, regulatory and other factors, including, but not limited to, the items identified under “Item 1A—Risk Factors.”
     WE UNDERTAKE NO OBLIGATION TO PUBLICLY UPDATE ANY FORWARD-LOOKING STATEMENT, WHETHER AS A RESULT OF NEW INFORMATION, FUTURE DEVELOPMENTS OR OTHERWISE.

PART I
     Unless otherwise indicated or the context otherwise requires, the terms “Stewart & Stevenson,” the “Company,” “we,” “our” and “us” refer to Stewart & Stevenson LLC and its subsidiaries. Our fiscal year begins on February 1 of the year stated and ends on January 31 of the following year. For example, Fiscal 2007 commenced on February 1, 2007 and ended on January 31, 2008.
ITEM 1. Business
Our Company
     We are a leading designer, manufacturer and marketer of specialized equipment and provide aftermarket parts and service to the oil and gas and other industries that we have served for over 100 years. Our diversified product lines include equipment for well stimulation, well servicing and workover rigs, drilling rigs, coiled tubing, cementing, nitrogen pumping, power generation and electrical systems as well as engines, transmissions and material handling equipment. We have a substantial installed base of equipment, which provides us with significant opportunities for recurring, higher-margin aftermarket parts and service revenues. We also provide rental equipment to our customers.
     Demand for our products has been driven primarily by capital spending in the oil and gas industry, which accounted for an estimated 86% of our equipment revenues and an estimated 81% of our total revenues in Fiscal 2007. Our extensive and diverse customer base includes many of the world’s leading oilfield service companies such as Schlumberger Ltd., Weatherford International Ltd., Nabors Industries Ltd. and BJ Services Company, as well as customers in the power generation, marine, mining, construction, commercial vehicle and material handling industries. We have experienced significant growth in recent years, primarily as a result of strong demand for our products and services, the expansion of our international presence and the initiatives that we have taken to streamline our manufacturing processes and focus our efforts on higher margin opportunities.
     We operate our business through our equipment, aftermarket parts and service and rental operating segments. In our equipment operating segment, which generated approximately 70% of our Fiscal 2007 revenues, we design, manufacture and market equipment for oilfield service providers, drilling and workover contractors and major U.S. and international oil companies that require integrated and customized product solutions. Our aftermarket parts and service operating segment, which generated approximately 28% of our Fiscal 2007 revenues, provides aftermarket parts and service for products manufactured by us, our seven key original equipment manufacturers (“OEMs”) and other manufacturers. Our rental operating segment, which generated approximately 2% of our Fiscal 2007 revenues, rents equipment consisting primarily of generators, material handling equipment and air compressors and serves a wide range of end markets, principally on a short-term basis, as a complementary solution to equipment sales.
SSSI Acquisition
     Stewart & Stevenson LLC was formed in November 2005 for the purpose of acquiring from Stewart & Stevenson Services, Inc. and its affiliates (“SSSI” or the “Predecessor”) substantially all of their equipment, aftermarket parts and service and rental businesses that primarily serve the oil and gas industry (the “SSSI Acquisition”). The SSSI Acquisition was consummated on January 23, 2006. Except as otherwise expressly noted, when we refer to financial and other information about us on a historical basis prior to the date of the SSSI Acquisition, that information reflects the operations we acquired from SSSI prior to such acquisition.
Crown Acquisition
     On February 26, 2007, we acquired substantially all of the net operating assets of Crown Energy Technologies, Inc. (“Crown”) for total consideration of approximately $70.5 million (the “Crown Acquisition”). Information relating to our results of operations for Fiscal 2006 and prior periods does not include the impact of the Crown Acquisition. Information relating to our results of operations for Fiscal 2007 includes the impact of the Crown Acquisition from February 26, 2007 to January 31, 2008. Crown, which was headquartered in Calgary, Alberta, Canada and had multiple U.S. operations, manufactured well stimulation, drilling, workover and well servicing rigs and provided related parts and service to the oil and gas industry. The Crown Acquisition enhanced our position as a leading supplier of well stimulation, coiled tubing, cementing and nitrogen pumping equipment and expanded our product offerings to include drilling rigs and a full range of workover and well servicing rigs. As a result of the Crown Acquisition, we increased our manufacturing capabilities and broadened the markets we serve with a manufacturing facility in Calgary, Alberta, Canada and five service facilities in strategic locations in the United States.
Products and Services
     Through our three segments, we design, manufacture and market a wide-range of equipment, provide aftermarket parts and service, and provide rental equipment to a broad range of customers.
Equipment
     We design, manufacture and market equipment for well stimulation, coiled tubing, cementing, nitrogen pumping, power generation and electrical systems. We also sell engines, transmissions, utility, and material handling equipment for well servicing, well workover, drilling rigs, pumping and other applications outside the oil and gas industry. A substantial portion of the products we sell include components provided by our seven key OEMs. Our relationships with these OEMs generally enable us to sell their products globally as components of our engineered equipment and in specified territories as stand-alone products. We have been the only factory-authorized provider of a substantial portion of the stand-alone products of our seven key OEMs in these territories, which principally cover major oil and gas fields in the United States, for an average of approximately 40 years. For Fiscal 2007, approximately 77% and 23% of our equipment sales revenues were derived from engineered products and stand-alone products, respectively. We use equipment supplied to us by these OEMs in combination with our design, engineering, and manufacturing expertise to deliver a value-added, integrated solution to our customers. Approximately 42% of total equipment sales in Fiscal 2007 related to well stimulation equipment compared to 34% in Fiscal 2006 and 31% in Fiscal 2005.
     The following table lists the equipment we provide:

Product line	Product description
Well Stimulation	Equipment that includes fracturing pumps, blenders, hydration, chemical additive systems and control systems and software used to enhance oil and gas production

Engines	Internal combustion diesel and natural gas engines

Power Generation	Standby, emergency backup, fire suppression and prime power in a variety of configurations and capacities using natural gas and diesel engines

Drilling, Workover and Well Servicing Rigs	Various equipment used in drilling, workover and well servicing to find and/or enhance oil and gas production

Transmissions	Automatic transmissions and related products

Prime Mover Packages	Engineered packages; mating internal combustion engines to a transmission or torque converter to power specific customer applications

Material Handling	Forklift trucks and ancillary equipment

Seismic	Contract manufacturing of seismic equipment

Rail Car Movers	Engine-driven equipment used in rail car switching operations

Coiled Tubing	Well workover, stimulation, and drilling equipment used on land and offshore applications which include patented products such as injector heads

Other	Various equipment utilized in the oil and gas services industry, such as cementing, nitrogen pumping and fluid pumping
Aftermarket Parts and Service
     We provide aftermarket parts and service to customers in the oil and gas industry, as well as customers in the power generation, marine, mining, construction, commercial vehicle and material handling industries. Our aftermarket parts and service business supports equipment manufactured by approximately 100 manufacturers and, in certain cases, including for a substantial portion of our product offerings from our seven key OEMs, we have been the only factory-authorized parts and service provider for specified territories, principally in major oil and gas fields in the United States. For Fiscal 2007, 52% of revenues derived from our aftermarket parts and service business were related to parts and 48% were related to service. For Fiscal 2007, approximately 65% of the aftermarket parts and service revenues pertained to products sourced from our seven key OEMs with whom we have had long-standing relationships.
     We believe there are a number of factors which affect our customer’s decision when choosing their supplier of aftermarket parts and service, including the customer’s preference to use factory-authorized parts and service, price, parts availability, level and number of experienced technicians, proximity to the customer’s location, and flexibility to service products in the field. As of January 31, 2008, we employed approximately 856 highly skilled service technicians utilizing approximately 580 service bays in the United States, Canada and abroad, including five rig refurbishment centers acquired as part of the Crown Acquisition that significantly increase our position in the refurbishment market for mobile service rigs. We also have significant capabilities to service the customer at its site due to our large number of technicians and our close proximity to the customer. Additionally, we maintain a substantial investment in parts inventory managed by our experienced parts personnel as well as provide aftermarket parts through our network of approximately 185 authorized dealers. We believe that the broad installed base of our equipment, our customer’s preference to use factory-authorized parts and service, our proximity to the customer, and our service capabilities provide us with a strong foundation for a stable aftermarket parts and service revenue stream.
Rental
     Our rental products primarily consist of generators, material handling equipment and air compressors that are offered to a wide range of end markets and are principally rented on a short-term basis as a complementary solution to equipment sales. As of January 31, 2008, our rental fleet consisted of over 1,300 units. We are able to complement our equipment offering by providing our customers the flexibility of renting certain equipment versus purchasing. Our rental products generate our highest margins and provide us with a strong return on our investment.
     The following table lists our rental products:

Product line	Product description
Material Handling Equipment	Forklift trucks, railcar movers, and ancillary equipment

Generators	Engines/generators ranging from 25 to 2,000 kilowatts

Air Compressors	Air compressors ranging from 375 to 1,600 cubic feet per minute
     Our utilization rate of our available rental fleet for Fiscal 2007 was approximately 66% and we generally recover our costs to acquire rental equipment over a three-year period. The average useful life of our rental equipment is approximately five years and our practice is to sell a unit out of the rental fleet upon reaching its useful life. We closely monitor our utilization rate before making capital investments used to replenish or grow the rental fleet.
Customers and Markets
     We maintain a broad customer base of more than 2,000 customers including leading oil and gas service companies, drilling contractors, integrated oil companies, and national oil companies, as well as customers in the power generation, marine, mining, construction, commercial vehicles and material handling industries. We are not dependent on any single customer and in Fiscal 2007, no single customer accounted for more than 4% of our total revenues. Our top 10 customers, which include domestic and international business, generated approximately 20% of our total revenues during Fiscal 2007. The demand of our customers for the products we provide has not historically been characterized by seasonality. During Fiscal 2007, customers in the oil and gas services market accounted for approximately 81% of our total revenues, compared to 60% and 62% in Fiscal 2006 and Fiscal 2005, respectively. The increase in Fiscal 2007 is primarily due to the acquisition of the Crown business which primarily serves the oil and gas services market.

     The following table lists the markets and types of customers we serve:

Market	Types of customers
Oil and gas services	Well stimulation providers, drilling contractors, well servicing companies, integrated oil companies and national oil companies

Commercial vehicles	Freight transportation companies, emergency services, transit authorities and recreational vehicle users. Primarily aftermarket parts and service

Material handling	Warehouse /distribution companies, manufacturing companies, chemical companies and various others utilizing forklifts and rail car spotters

Power generation	Providers of electricity for commercial and personal consumption

Marine	Offshore work boat providers, tug boat operators and recreational boat users

Construction	Commercial building and home construction companies and highway construction companies

Government	Federal Agencies (such as the U.S. Department of Defense), State Agencies (such as Department of Transportation) and Local Agencies (such as Department of Public Works)

Mining	Companies involved in the extraction of raw materials through various mining methods

Other	Primarily authorized dealers and distributors of our products in various markets including the primary markets we serve and various other industries
     We believe that our wide range of high-quality standard products, demonstrated by our ISO 9001:2000 certifications, and our partnership based approach generate high levels of customer satisfaction and result in repeat business.
Sales and Marketing
     We primarily sell and market our products directly to our customers through our sales and service centers in the United States and abroad with a direct sales force of approximately 199 employees. We also utilize a network of approximately 185 authorized dealers and approximately 40 independent overseas sales representatives to market and distribute our products. Our equipment product lines are generally sold directly to the end users and in certain international markets, we may use authorized sales representatives to help facilitate the marketing of our products. Our aftermarket parts and service and rental product lines are also provided to our customers on a direct basis and we also utilize a network of authorized dealers to market and distribute parts.
Backlog
     As of January 31, 2008 and January 31, 2007, our unfilled equipment order backlog was $498.9 million and $533.4 million, respectively. We expect to recognize a significant portion of the January 31, 2008 equipment order backlog as revenue in Fiscal 2008.
     Our unfilled equipment orders that we include in equipment order backlog consist of written purchase orders and signed contracts accompanied, where required by our credit policies, by credit support (typically down payments or letters of credit) determined in accordance with our credit policies. Historically, cancellations are infrequent; however, these unfilled orders are generally subject to cancellation. Purchase options are not included in equipment order backlog until exercised.
Competition
     We operate in highly fragmented and very competitive markets and as a result, we compete against numerous businesses. Some of our competitors have achieved substantially more market penetration with respect to certain products, such as coiled tubing and generators, and some of our competitors are larger and have greater financial and other resources.

     Major competitors for well stimulation equipment include Caterpillar, Inc. and National Oilwell Varco, Inc. For our well servicing, drilling and coiled tubing products, our major competitor is National Oilwell Varco, Inc. In our rail car mover product line, we compete against Trackmobile, Inc. and Central Manufacturing Inc. and we compete with Cummins Inc. and Caterpillar, Inc. and their distributors for generators and other types of engine-driven products. ZF Industries Inc. and Twin Disc Incorporated are our primary competitors for transmissions. We believe that our customers base their decision to purchase equipment based on price, lead time and delivery, quality, and aftermarket parts and service capabilities.
     For aftermarket parts sales, we compete with distributors of factory-authorized genuine parts, with providers of non-genuine parts and remanufactured parts, and other distributors of genuine parts. For aftermarket service sales, the market is highly fragmented and characterized by numerous small, independent providers. We believe there are a number of factors that affect our customer’s decision when choosing their supplier of aftermarket parts and service, including the customer’s preference to use factory-authorized genuine parts and service. Customers also consider price, parts availability, level and number of experienced technicians, proximity to the customer’s location, and flexibility to service products in the field.
     Our rental business focuses on generators, material handling equipment and air compressors and we compete with much larger companies, including United Rentals Inc., NationsRent Companies Inc., Hertz Equipment Rental Corporation and Aggreko plc. We believe our customers base their decision to rent equipment based on price, availability and aftermarket parts, support and service.
     We believe that the significant capital required to obtain and operate manufacturing facilities, acquire and maintain adequate inventory levels and hire and maintain an extensive and highly skilled labor force along with our long-standing relationships with our seven key OEMs is a disincentive for new market entrants.
Suppliers and Raw Materials
     In Fiscal 2007, approximately 81% of our cost of goods sold consisted of raw materials and component parts, with the other 19% being labor and overhead. Approximately 42% of the raw materials and component parts in cost of goods sold were obtained from our seven key OEMs pursuant to long-standing relationships and 58% were obtained from a variety of other suppliers.
     Our supply agreements with our seven key OEMs are non-exclusive, typically short term and generally have historically been renewed on an ongoing basis, however no assurances can be given that they will be renewed beyond their expiration dates. We have been the only factory-authorized provider of a substantial portion of our product offerings from these OEMs in the territories below for an average of approximately 40 years. The following table lists our key OEMs, the products they provide, the designated geographic territories that we serve and the expiration date of our current supply agreements:

	Supplier			Expiration
OEM	Since	Products	Designated Geographic Territories	Date
Detroit Diesel Corporation	1938	High-speed diesel engines	Texas, Colorado, New Mexico, Wyoming, Western Nebraska, South Louisiana, Coastal Mississippi, Coastal Alabama and Colombia	2010

MTU Friedrichshafen	1938	Heavy-duty high-speed diesel and natural gas engines	Texas, Colorado, New Mexico, Wyoming, Western Nebraska, South Louisiana, Coastal Mississippi, Coastal Alabama and Colombia	2010

	Supplier			Expiration
OEM	Since	Products	Designated Geographic Territories	Date
Electro-Motive Diesel, Inc.	1956	Heavy-duty medium speed diesel engines	Texas, Colorado, New Mexico, Oklahoma, Arkansas, Louisiana, Tennessee, Mississippi, Alabama, Mexico, Central America and parts of South America	2010

Hyster Company	1959	Material handling equipment	Texas and New Mexico	No expiration date

Allison Transmission, Inc.	1973	Automatic transmissions, power shift transmissions and torque converters	Texas, Colorado, New Mexico, Wyoming, Western Nebraska, South Louisiana, Coastal Mississippi, Coastal Alabama, Venezuela and Colombia	2008

Waukesha Engine, Dresser Inc.	1994	Natural gas industrial engines	Colorado, Wyoming, Western New Mexico, Utah, Kansas, Arizona, Idaho and Nevada	2009

Deutz Corporation	1996	Diesel and natural gas engines	Colorado, Eastern Wyoming, Arizona, New Mexico, Texas, Oklahoma, Kansas, Arkansas, Louisiana, Mississippi, Western Tennessee, Venezuela and Colombia	No expiration date
     Our seven key OEMs supply us with diesel engines, transmissions, material handling equipment, and natural gas engines, as well as the aftermarket parts used to support those components. We also purchase large fluid pumps, generators, hydraulic and electrical components, among many other items from an extensive supplier base.
     In recent years we have seen the costs of certain of our raw materials and components that contain a significant amount of steel, copper, oil and other price sensitive materials increase at rates higher than inflation. We generally have been able to recover these price increases by raising the price of our goods and services. We expect to continue the practice of raising our prices to offset increases in raw material costs but can give no assurance that we will be able to do so.
Employees
     As of January 31, 2008, we had approximately 3,374 employees of whom approximately 3,142 were employed in the United States and Canada and approximately 232 were employed abroad. We consider our current labor relations to be good and do not have any employees in the United States and Canada that are represented by labor unions. See “Item 1A: Risk Factors—Risks Related to our Business—Our Success is Dependent on our Ability to Attract and Retain Qualified Employees.”
Manufacturing and Engineering Design
     Our manufacturing processes generally consist of fabrication, machining, assembly and testing. Many of our products are designed, manufactured and produced to clients’ specifications, often for long-life and harsh environment applications. To improve quality and productivity, we are implementing a variety of manufacturing strategies including inventory management, flow line manufacturing, and integrated supply chain management. With the introduction of flow line manufacturing, we are reducing manufacturing hours on certain products by approximately one-third, which we believe to be one of the lowest manufacturing cycle times in the industry for like equipment. In addition, we have been successful in outsourcing the fabrication of subassemblies and components of our products, such as trailers, whenever costs are significantly lower and quality is comparable to our own manufacturing. Our manufacturing operations are principally conducted in 10 locations around the United States and Canada.

     We strive to manufacture the highest quality products and are committed to improve the quality and efficiency of our products and processes. We are certified in compliance with ISO 9001:2000.
     Although we manufacture many of the components included in our products, the principal raw materials required for the manufacture of our products are purchased from our seven key OEMs, and we believe that available sources of supply will generally be sufficient for our needs for the foreseeable future.
Trademarks and Patents
     We rely on a combination of patent, trademark, copyright, unfair competition and trade secret laws in the United States and other jurisdictions, as well as employee and third party non-disclosure agreements, license arrangements and domain name registrations, as well as unpatented proprietary know-how and other trade secrets, to protect our products, components, processes and applications. We have an exclusive world-wide royalty-free irrevocable license to use the “Stewart & Stevenson” trademark and logo in perpetuity in all fields of use, subject only to the retained right of SSSI and its affiliates to use the “Stewart & Stevenson” trademark and logo in connection with its tactical vehicle systems business in the same manner as it was used prior to the SSSI Acquisition. With the exception of the “Stewart & Stevenson” trademark and logo, we do not believe any single patent, copyright, trademark or trade name is material to our business as a whole. Any issued patents that cover our proprietary technology and any of our other intellectual property rights may not provide us with adequate protection or be commercially beneficial to us and, if applied for, may not be issued. The issuance of a patent is not conclusive as to its validity or its enforceability. Competitors may also be able to design around our patents. If we are unable to protect our patented technologies, our competitors could commercialize technologies or products which are substantially similar to ours.
     With respect to proprietary know-how and other proprietary information, we rely on trade secret laws in the United States and other jurisdictions and confidentiality agreements. Monitoring the unauthorized use of our technology is difficult and the steps we have taken may not prevent unauthorized use of our technology. The disclosure or misappropriation of our intellectual property could harm our ability to protect our rights and our competitive position.
Environmental and Health and Safety Matters
     We are subject to a variety of federal, state, local, foreign and provincial environmental laws and regulations, including those governing the discharge of pollutants into the air or water, the management and disposal of hazardous substances and wastes and the responsibility to investigate and cleanup contaminated sites that are or were owned, leased, operated or used by us or our predecessors. Many of our operations require environmental permits and controls to prevent and limit air and water pollution. These permits contain terms and conditions that impose limitations on our manufacturing activities, production levels and associated activities and periodically may be subject to modification, renewal and revocation by issuing authorities. Fines and penalties may be imposed for non-compliance with applicable environmental laws and regulations and the failure to have or to comply with the terms and conditions of required permits. We believe that we are currently in compliance in all material respects with the terms and conditions of our permits. We are also subject to the federal Occupational Health and Safety Act and similar state and foreign laws which impose requirements and standards of conduct on our operations for the health and safety of our workers. We periodically review our procedures and policies for compliance with environmental and health and safety requirements. We believe that our operations are generally in compliance with applicable environmental regulatory requirements or that any non-compliance will not result in a material liability or cost to achieve compliance. Historically, the costs of achieving and maintaining compliance with environmental and health and safety requirements have not been material.
     Certain environmental laws in the United States, such as the federal Superfund law and similar state laws, impose liability for investigating and remediating contaminated sites on “responsible parties.” These include, for example: current owners and operators of the site; parties who owned or operated the site at the time hazardous substances were released or spilled at the site; parties who generated wastes and arranged to send them to the site for disposal and parties who transported wastes to the site. Liability under such laws is strict, meaning, for example, that current owners or operators can be liable even if all releases of hazardous substances occurred before they owned or operated the site, regardless of the lawfulness of the original disposal activities. Liability under such laws is also joint and several, meaning that a responsible party might be held liable for more than its fair share of investigation or cleanup costs. As a practical matter, however, when more than one responsible party is involved at a site, the costs of investigation and remediation are often allocated among the viable responsible parties on some form of equitable basis. In connection with each of the SSSI Acquisition and the Crown Acquisition, the previous owner has retained environmental liabilities relating to pre-closing conditions or occurrences, subject to certain dollar limitations and caps. As such, there is or could be contamination at some of our current or formerly owned or operated facilities for which we could be liable under applicable environmental laws.
Regulatory Matters
     Our operations and the operations of our customers are subject to federal, state, local and foreign laws and regulations relating to the protection of the environment and of human health and safety, including laws and regulations governing the investigation and clean up of contaminated properties, as well as air emissions, water discharges, waste management and disposal. These laws and regulations affect the products and services we design, market and sell, the facilities where we manufacture and service our products and our customers’ exploration and production activities.
     In addition, the part of our business that consists of the sale, distribution, installation and warranty repair of large engines and transmissions used in commercial vehicle applications in Texas requires certain Texas state motor vehicle licenses which are subject to annual renewal.
ITEM 1A. Risk Factors
Our level of indebtedness could negatively affect our financial condition, adversely affect our ability to raise additional capital to fund our operations and harm our ability to react to changes to our business.
     At January 31, 2008, we had approximately $294.6 million of indebtedness, consisting of $140.3 million outstanding under our revolving credit facility, $150.0 million of our senior notes and $4.3 million of other notes payable. We may make additional borrowings under the revolving credit facility, which provides for maximum borrowings of $250.0 million (expandable, subject to certain conditions and commitments, to $325.0 million), at any time. Borrowings under our revolving credit facility accrue interest at a floating rate and, accordingly, an increase in interest rates would result in a corresponding increase in our debt servicing requirements. Subject to restrictions in the indenture governing our senior notes and our senior credit facility, we may also incur additional indebtedness.
     Our indebtedness could have important consequences to you, including the following:
•	our use of a substantial portion of our cash flow from operations to pay interest on our indebtedness will reduce the funds available to us for operations and other purposes;

•	our ability to obtain additional debt or equity financing for working capital, capital expenditures, product development, debt service requirements, acquisitions or general corporate purposes may be impaired;

•	our indebtedness could place us at a competitive disadvantage compared to our competitors that may have proportionately less debt;

•	our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate may be limited; and

•	our indebtedness makes us more vulnerable to economic downturns and adverse developments in our business.

Our senior credit facility and the indenture governing our senior notes impose significant operating and financial restrictions on us which may prevent us from pursuing our business strategies or favorable business opportunities.
     Our senior credit facility and the indenture governing our senior notes impose significant operating and financial restrictions on us. These restrictions limit or prohibit, among other things, our ability to:
•	incur or assume indebtedness, or provide guarantees in respect of obligations of other persons;

•	purchase, redeem or repay subordinated indebtedness prior to stated maturities;

•	pay dividends on or redeem or repurchase our stock or make other distributions;

•	issue redeemable stock and preferred stock;

•	make loans, investments or acquisitions;

•	incur liens;

•	engage in sale/leaseback transactions;

•	restrict dividends, distributions, loans or other payments or asset transfers from our subsidiaries;

•	sell or otherwise dispose of assets, including capital stock of our subsidiaries;

•	enter into certain transactions with affiliates;

•	consolidate or merge with or into, or sell substantially all of our assets to, another person;

•	enter into new lines of business; and

•	otherwise conduct necessary corporate activities.
     Our senior credit facility also requires us to comply with customary financial covenants including, to the extent applicable, maintaining a minimum fixed charge coverage ratio of at least 1.1 to 1.0.
     A breach of any of these covenants or the inability to comply with the required financial ratios could result in a default under our senior credit facility or our senior notes. If any such default occurs, the lenders under our senior credit facility and the holders of our senior notes may elect to declare all outstanding borrowings, together with accrued interest and other amounts payable thereunder, to be immediately due and payable. The lenders under our senior credit facility also have the right in these circumstances to terminate any commitments they have to provide further financings.
Periodic economic and industry downturns may adversely impact our operating results.
     Our equipment sales business and, to a lesser extent, our aftermarket parts and service business depend primarily on the level of activity in the oil and gas industry. The oil and gas industry traditionally has been volatile, is highly sensitive to supply and demand cycles and influenced by a combination of long-term and cyclical trends including:
•	oil and gas prices and industry perceptions of future price levels;

•	the cost of exploring for, producing and delivering oil and gas; and

•	the ability of oil and gas companies to generate capital for investment purposes.
     Our customers in the oil and gas industry historically have tended to delay capital equipment projects, including maintenance and upgrades, during industry downturns. These industry downturns have been characterized by diminished product demand, excess manufacturing capacity and subsequent decreases of selling prices. The likelihood that the financial condition of any of our customers could decline also increases during an industry downturn. Upon the financial failure of a customer, in addition to the loss of revenue and outstanding accounts receivable associated with that customer, we could experience a loss associated with work-in-progress related to orders from the customer.
     In the United States, producers generally react to declining oil and gas prices by reducing expenditures. This has in the past and may in the future, adversely affect our business.
     We are unable to predict future oil and gas prices or the level of oil and gas industry activity. A prolonged low level of activity in the oil and gas industry now or in the future would adversely affect the demand for our products and services and our business, financial condition and results of operations.
We face intense competition in each of our lines of business.
     We encounter competition in all areas of our business. The principal factors on which we compete include performance, quality, customer service, timely delivery of products, product lead times, global reach and presence, brand reputation, breadth of product line, quality of aftermarket service and support and price. In addition, our customers increasingly demand more technologically-advanced and integrated products, and we must continue to develop our expertise and technical capabilities in order to manufacture and market these products and associated services successfully. To remain competitive, we must invest continuously in the education of our workforce, manufacturing capabilities and efficiencies, marketing, client service and support, distribution networks and research and development.
     In the equipment sales business, where we experience our greatest levels of competition, we compete with a number of large, well-known OEMs, manufacturers and distributors that, in some cases, have greater financial and human resources, as well as broader geographical presence, than us.
     In our aftermarket parts and service business, we compete with regional and local non-genuine parts and service providers, our customers’ in-house service providers, non-OEM and remanufactured parts and service providers and, for certain product offerings, other factory-authorized providers.
     In our rental business, we compete against large, well-recognized companies. Maintaining a rental fleet requires significant investment from year-to-year. If our access to capital is substantially limited due to contractual restrictions or otherwise or if capital becomes more costly, we may not be able to make the investments necessary to remain competitive.
Our international sales and aftermarket parts and service operations are subject to factors that could have an adverse effect on our business, financial condition and results of operations.
     We have significant sales to customers outside the United States and also maintain aftermarket parts and service operations outside the United States. In connection with the Crown Acquisition, we acquired a significant manufacturing and service facility in Calgary, Alberta, Canada. We intend to continue to further expand our international sales and operations. For Fiscal 2007, we derived approximately 24% of our revenues from sales of products and services to customers outside the United States.
     Our international sales, manufacturing and aftermarket parts and service activities are subject to risks associated with the political, economic and other uncertainties inherent in foreign operations, which include, but are not limited to:
•	the effect of exchange rates on purchasing decisions and power of our foreign customers;

•	changes in exchange rates which could result in increases or decreases in our costs and earnings;
•	foreign exchange risks resulting from changes in foreign exchange rates and the implementation of exchange controls;
•	limitations on our ability to reinvest earnings from operations in one country to fund the capital needs of our operations in another country; and
•	government regulation and the imposition of, or unexpected adverse changes in, foreign laws or regulatory requirements, including those pertaining to import duties and quotas, taxes, trade and employment restrictions.
     If we successfully grow our international operations, our exposure to these and other risks will increase. For example, to the extent we make significant investments in foreign facilities or otherwise expand our overseas presence, or depart from our current practice and receive equipment sales revenues in currencies other than U.S. dollars, the risk that our assets and our income could be adversely affected by fluctuations in the value of local currencies will increase.
     The occurrence of any of the foregoing factors may have a material adverse effect on our business, financial condition and results of operations.
     In addition, many of our customers and the end-users of our equipment operate in international jurisdictions and so are subject to the foregoing risks as well as other risks associated with international operations. The occurrence of any of these factors may have a material adverse impact on the business and operations of our customers and end-users, which in turn may have a material adverse effect on us.
If our arrangements with our suppliers, including our key OEMs, were to be adversely affected, our equipment sales and aftermarket parts and service businesses may suffer.
     We currently depend on a limited number of suppliers for certain important components for our products, which include diesel engines, transmissions, fluid pumps and material handling equipment. Our purchases from some of these suppliers are not made pursuant to long-term contracts and our arrangements with these suppliers may be terminated, in the case of certain arrangements, upon certain notifications and, otherwise, upon the occurrence of certain events, many of which may be beyond our control. The loss of any of these suppliers could have a material adverse effect on our business, financial condition and results of operations.
     In addition, a significant portion of the equipment that we sell is manufactured by, or incorporates components manufactured by, our seven key OEMs:
•	Detroit Diesel Corporation,
•	MTU Friedrichshafen,
•	Allison Transmission, Inc.,
•	Electro-Motive Diesel, Inc.,
•	Hyster Company,
•	Waukesha Engine, Dresser Inc., and
•	Deutz Corporation.
     In Fiscal 2007, approximately 42% of our cost of goods sold was attributable to products purchased from these OEMs. In addition, in Fiscal 2007, a material portion of our revenues was attributable to (i) sales of equipment that included components manufactured by these suppliers and (ii) servicing and supplying parts for certain products provided by these OEMs, including parts and products that are components of the equipment we manufacture.

     Our OEM supplier arrangements, which are currently effective for varying periods of time and are not exclusive, are subject to risks that include:
•	the nonrenewal or termination, or material change in the terms, of such supplier contracts;

•	the acquisition of one or more of our seven key OEMs by one of our competitors or another entity that could adversely affect our relationship;

•	the inability of our suppliers to provide us with sufficient quantities of equipment and parts to meet the demands of our customers; and

•	the appointment by our suppliers of additional providers in designated territories in which we are currently the only provider.
     The occurrence of any of these could have a material adverse effect on our business, financial condition and results of operations. See “Item 1: Business—Suppliers and Raw Materials.”
The occurrence of an event not fully covered by insurance could have a material adverse effect on our business, financial condition and results of operations.
     Our insurance does not provide coverage for all risks, and we cannot assure you that it will be adequate to cover all claims that may arise. The occurrence of an event not fully covered by insurance could have a material adverse effect on our business, financial condition and results of operations. Moreover, there can be no assurance that any particular type of insurance coverage will continue to be available to us in the future, that we will not accept retention of additional risk through higher insurance deductibles or otherwise or that we will be able to continue to purchase our desired level of insurance coverage at commercially reasonable rates.
     Because many of our products are complex and utilize many components, processes and techniques, undetected errors and design flaws may occur. Product defects result in higher product service, warranty and replacement costs and may cause damage to our customer relationships and industry reputation, all of which may negatively impact our results of operations.
     The industries we serve are subject to inherent risks, including equipment defects, malfunctions, failures and natural disasters. These risks may expose our customers to liability for personal injury, wrongful death, property damage, pollution and other environmental damage. We also may become involved in litigation related to such matters. Any litigation arising from a catastrophic occurrence involving our equipment or services could result in large claims for damages. Any increase in the frequency or severity of such incidents or the general level of compensation awards with respect to such incidents, could affect our ability to obtain projects from our customers or insurance. In addition to seeking compensation from us, customers who suffer losses as a result of the occurrence of such events may also reduce or terminate their business with us, which may further harm our results of operations.
Our success is dependent on our ability to attract and retain qualified employees.
     There is significant demand in our industry for skilled technicians and other experienced qualified employees, including specialty servicing and material handling technicians, direct manufacturing labor and engineers. This demand is more pronounced in certain locations in which we operate where the demand for skilled workers is high. The delivery of our products and services requires personnel with specialized skills and expertise and increased activity in the oil and gas industry has increased the demand for qualified personnel. A significant increase in the wages paid by competing employers could result in a reduction of our skilled labor force, increases in the wage rates that we must pay or both. If either of these events were to occur, our capacity and profitability could be diminished and our growth potential could be impaired.

Our customers are generally quoted a fixed price for the equipment that we sell, which exposes us to the risk of cost overruns if we do not accurately estimate the costs associated with the product.
     Most of our equipment sales contracts are “fixed-price” contracts where the original price may be set at an early stage of the process. The terms of these contracts require us to guarantee the price of products and services we provide and to assume the risk that the costs to provide such products and services will be greater than anticipated. The profitability of these contracts is therefore dependent on the ability to reasonably predict the costs associated with performing the contracts. These costs may be affected by a variety of factors, some of which are beyond our control. Our failure to accurately estimate the resources required for a project or our failure to complete our contractual obligations in a manner consistent with the project plan upon which our fixed-price contract was based, could adversely affect our profitability and could have a material adverse effect on our business, financial condition and results of operations.
We are susceptible to adverse weather conditions affecting the Gulf Coast.
     Certain areas in and near the Gulf Coast experience hurricanes and other extreme weather conditions on a relatively frequent basis. Our headquarters, manufacturing and aftermarket parts and service facilities in Houston are susceptible to significant damage and our New Orleans and other Gulf Coast facilities are subject to significant damage or total loss by these storms. Damage caused by high winds and floodwater could potentially cause us to curtail operations at these facilities for a significant period of time until damage can be assessed and repaired. Moreover, even if we do not experience direct damage from any of these storms, we may experience disruptions in our operations because customers may curtail their activities due to damage to their facilities in and near the Gulf of Mexico.
     Due to the losses as a consequence of the hurricanes that affected the Gulf Coast in 2004 and 2005 and that may occur again in the future, we may not be able to obtain future insurance coverage comparable with that of prior years, thus putting us at a greater risk of loss due to severe weather conditions. Our premiums for hurricane insurance have increased since then and future hurricanes in the region, particularly those of comparable magnitude, may increase costs and deductibles further, or limit maximum aggregate recoveries under available policies. Any significant uninsured losses could have a material adverse effect on our business, financial condition and results of operations.
We may continue to expand through acquisitions of other companies, which may divert our management’s attention, may result in dilution to our stockholders and may consume resources that are necessary to sustain our business. We may not be able to successfully integrate acquired businesses with our business and we may not realize the anticipated benefits of such acquisitions.
     Acquiring complimentary businesses from third parties is an important part of our growth strategy. Our acquisition strategy depends on the availability of suitable acquisition candidates at reasonable prices. This strategy also depends on our ability to resolve challenges associated with integrating acquired businesses, including the recent Crown Acquisition, into our existing business. These challenges include:
•	integration of product lines, sales forces, customer lists and manufacturing facilities;

•	development of expertise outside our existing business;

•	diversion of management time and resources;

•	harm to our existing business relationships;

•	the potential loss of key employees of the acquired business; and

•	possible divestitures, inventory write-offs and other charges.
     We cannot be certain that we will find suitable acquisition candidates or that we will be able to meet these challenges successfully.

     An acquisition could absorb substantial cash resources, require us to incur or assume debt obligations, or issue additional common or preferred equity. Restrictions in the agreements governing our indebtedness may prohibit us from obtaining additional financing and if we are not able to obtain financing, we may not be in a position to consummate acquisitions.
     Negotiating these transactions can be time-consuming, difficult and expensive, and our ability to close these transactions may often be subject to approvals, such as government regulation, which are beyond our control. Consequently, we can make no assurances that these transactions, once undertaken and announced, will close.
     In addition, the combined entity may have lower revenues or higher expenses and therefore may not achieve the results that we anticipated at the time of the acquisition. Acquired entities also may be highly leveraged, dilutive to our earnings per share or may have unknown liabilities.
Our operations and our customers’ operations are subject to a variety of environmental, health and safety laws and regulations that may increase our costs, limit the demand for our products and services or restrict our operations.
     Our operations and the operations of our customers are subject to federal, state, local, foreign and provincial laws and regulations relating to the protection of the environment and of human health and safety, including laws and regulations governing the investigation and clean up of contaminated properties, as well as air emissions, water discharges, waste management and disposal. These laws and regulations affect the products and services we design, market and sell, as well as the facilities where we manufacture and service our products. In addition, environmental laws and regulations could limit our customers’ activities in the oil and gas sector and subsequently the demand for our products.
     Environmental laws and regulations may provide for “strict liability” for damages to the environment or natural resources or threats to public health and safety, rendering a party liable without regard to negligence or fault on the part of such party. Sanctions for noncompliance may include revocation of permits, temporary or permanent shutdown of certain operations, corrective action orders, administrative or civil penalties, and criminal prosecution. Some environmental laws and regulations provide for joint and several strict liability for the investigation or remediation of spills and releases of hazardous substances, rendering a party potentially responsible for more than its fair share of, or the entire, liability. In addition, we may become subject to claims alleging personal injury or property damage as a result of alleged exposure to hazardous substances, as well as damage to natural resources. Pursuant to certain environmental laws and regulations, we may become subject to liability (including with respect to off-site disposal matters or formerly owned or operated facilities) for the conduct of or conditions caused by others, or for our own acts that were in compliance with all applicable laws and regulations at the time such acts were performed. Any of these laws and regulations could result in claims, fines, expenditures or other requirements that could have a material adverse effect on our business.
     We invest financial and managerial resources to comply with environmental laws and regulations and anticipate that we will continue to do so in the future. We cannot determine the future cost of compliance or the impact of environmental regulation on our future operations. The modification of, or changes in the enforcement of, existing laws or regulations, or the adoption of new laws or regulations imposing more stringent environmental restrictions, could have a material adverse effect on our business, financial condition and results of operations.
     Our businesses are subject to a variety of other regulatory restrictions, such as those governing workplace safety and health. The failure to comply with these rules may result in civil penalties and criminal prosecution. Further, laws and regulations in this and other areas are complex and change frequently. Changes in laws or regulations, or their enforcement or interpretation, could subject us to material costs. We cannot determine the extent to which our future operations and earnings may be so affected.
Failure to maintain key licenses could have a material impact on our operations.
     The part of our business that consists of the sale, distribution, installation and warranty repair of large engines and transmissions used in commercial vehicle applications in Texas requires certain Texas state motor vehicle licenses which are subject to annual renewal. While these licenses have historically been renewed on a regular basis, there can be no assurance that any particular license will be renewed in the future.

The termination of, or failure to renew, licenses could have a material adverse effect on our financial position, results of operations and cash flows.
We may be unable to adequately protect or enforce our own intellectual property rights or the value thereof, including our rights to use the “Stewart & Stevenson” and “Crown” trademarks, which could have a material adverse effect on our business.
     The protection of our patents, trademarks, service marks, copyrights, trade secrets, domain names and other intellectual property rights, including know-how, confidential or proprietary technical and business information, is important to our businesses. In particular, our rights to the “Stewart & Stevenson” and “Crown” trademarks and logos are important to our sales and marketing efforts.
     To protect our intellectual property, including our know-how and other proprietary information, we rely on a combination of copyright, patent, trademark, domain name, trade secret and unfair competition laws, along with confidentiality procedures, contractual provisions and other similar measures. We obtained from SSSI an exclusive world-wide royalty-free irrevocable license to use, pursuant to the terms of the license, the “Stewart & Stevenson” trademark and logo, and we purchased from Crown all rights to the use of the “Crown” trademark and logo. We have registrations for some of our trademarks in certain countries, such as the United States. Nevertheless, protection for intellectual property rights is territorial and protection may not be available or enforceable in every country in which our intellectual property and technology is used. Accordingly, we cannot ensure our ability to use, on an exclusive basis or otherwise, without risk, our intellectual property, including the “Stewart & Stevenson” trademark and logo, particularly in countries where we, or our licensors, do not have trademark registrations, patents for our technology or copyright protection. The risks include, among others, potentially being sued for infringement or other violations, paying related damage awards or other fees and costs or having to redesign or cease use of our intellectual property in a country where a third party has previously established rights in such intellectual property.
     With respect to intellectual property for which we or our licensors currently have protection, there is also the risk that:
•	the patents, copyrights, trademarks, domain names, intellectual property licenses and other intellectual property held by, used and/or licensed to us, may be challenged, rejected or determined to be invalid; and

•	the confidentiality procedures we have in place for maintaining trade secrets and other proprietary information are not properly followed which may result in the loss of such rights.
     Policing and enforcing our intellectual property rights, protecting our trade secrets and other know-how, and determining the validity and scope of our intellectual property and related rights, is essential, but requires significant resources, particularly if litigation is necessary. Potential litigation could divert our management’s time, attention and resources, delay our product shipments or require us to enter into royalty or license agreements. Moreover, the value of our intellectual property rights may be impaired without infringement occurring. For example, if other entities that have rights to use the “Stewart & Stevenson” or “Crown” trademark and logo engage in activities that generate adverse publicity or otherwise harm the value of the “Stewart & Stevenson” or “Crown” brand, we may be adversely affected even though those activities may be unrelated to our businesses and we have no control over them.
As an SEC reporting company, we are subject to additional regulation and will incur additional administrative costs relating to compliance with U.S. securities laws.
     We recently have become subject to reporting and other obligations under the Securities Exchange Act of 1934. These requirements include the preparation and filing of detailed annual, quarterly and current reports. In addition, we are required to keep abreast of and comply with material changes in the applicable rules and regulations promulgated by the SEC, including the changes and requirements mandated by the Sarbanes-Oxley Act of 2002. We expect these rules and regulations to result in significant initial costs, as we implement internal controls and other procedures designed to comply with the requirements of the Sarbanes-Oxley Act, in an ongoing increase in our legal, audit and financial compliance costs, to divert management attention from operations and strategic opportunities and to make legal, accounting and administrative activities more time-consuming and costly. We may also incur higher costs to maintain insurance for directors and officers. As a result, our general and administrative expenses likely will increase, and we estimate that we will spend approximately $2.0 million annually on such compliance costs.

If we fail to maintain an effective system of internal controls, we may not be able to report our financial results accurately or prevent fraud.
     We produce our financial statements in accordance with the requirements of generally accepted accounting principles (“GAAP”); however, our internal accounting controls have not yet been evaluated to determine whether they satisfy the requirements of Section 404 of the Sarbanes-Oxley Act, (“Section 404”), and may not currently meet all of those requirements. Effective internal controls are necessary for us to provide reliable financial reports and to prevent fraud. Our efforts to maintain an effective system of internal controls may not be successful, and we may be unable to maintain adequate controls over our financial processes and reporting in the future, including compliance with the obligations under Section 404. For example, Section 404 will require us, among other things, annually to review and report on, and our independent registered public accounting firm to attest to, our internal control over financial reporting. We must comply with Section 404 for our fiscal year ending January 31, 2009. Any failure to maintain effective controls, difficulties encountered in their implementation or other effective improvement of our internal controls could harm our operating results or cause us to fail to meet our reporting obligations. Given the difficulties inherent in the design and operation of internal controls over financial reporting, we or our independent registered public accounting firm may not be able to conclude that our internal controls are effective. Ineffective internal controls subject us to regulatory scrutiny and a loss of confidence in our reported financial information, which could have an adverse effect on our business.
The interests of the controlling holder of our common equity may not be aligned with your interests.
     Mr. Hushang Ansary, our Chairman of the Board of Directors, indirectly owns a majority of our common equity. As a result, Mr. Ansary is in a position to control our affairs, policies and decisions to enter into any transaction. In this context, circumstances may occur in which the interests of Mr. Ansary as an equity owner may conflict with the interests of holders of our senior notes. In addition, Mr. Ansary may have an interest in pursuing acquisitions, divestitures or other transactions that could enhance his equity investment in us, even though such transactions might involve risks to holders of our senior notes.
ITEM 1B. Unresolved Staff Comments
None.
ITEM 2. Properties
     In addition to our leased headquarters in the central business district of Houston, Texas, we also maintain over 2.5 million square feet of manufacturing, service and sales facilities throughout the central U.S., Canada, Venezuela and Colombia, as well as sales offices in Beijing, Hong Kong and Moscow. We have a total of 58 facilities, 48 are located in the United States and Canada, of which 17 are owned and 31 are leased, and the remaining 10, all of which are leased, are located abroad. Furthermore, the facilities contain over 288 acres of land to be used for future expansions. We believe our properties are in good condition, well-maintained and sufficient for our current operations.

     Our facilities are located close to major onshore and offshore petroleum fields in the United States and in a number of the world’s energy producing nations. A summary of our major locations is shown below:

Location	Leased /Owned	Type
Dallas, TX	Owned	Manufacturing /Service /Sales
Houston, TX (East)	Owned	Manufacturing /Service /Sales
Houston, TX (Northwest)	Owned	Manufacturing /Service /Sales
Odessa, TX	Owned	Manufacturing /Service /Sales
Denver, CO	Owned	Manufacturing /Service /Sales
San Antonio, TX	Owned	Service /Sales
New Orleans, LA	Owned/Leased	Manufacturing /Service /Sales
Farmington, NM	Owned	Service /Sales
Corpus Christi, TX	Owned	Service /Sales
Odessa, TX(1)	Leased	Manufacturing /Service /Sales
Edmond, OK(1)	Leased	Manufacturing /Service /Sales
Victoria, TX(1)	Leased	Manufacturing /Service /Sales
Calgary, Canada(1)	Leased	Manufacturing /Service /Sales

(1)	As part of the Crown Acquisition, we entered into lease arrangements with the seller and were granted an option, exercisable by July 2008, to purchase the leased facilities.

ITEM 3.	Legal Proceedings
     We are, from time to time, party to various legal proceedings arising in the normal course of our business. These proceedings primarily involve commercial claims, product liability claims, intellectual property claims, environmental claims, personal injury claims and workers’ compensation claims. We cannot predict the outcome of these lawsuits, legal proceedings and claims with certainty. Nevertheless, we believe that the outcome of any currently existing proceedings, even if determined adversely, would not have a material adverse effect on our business, financial condition and results of operations.

ITEM 4.	Submission of Matters to a Vote of Security Holders
None.
PART II

ITEM 5.	Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities
     As of January 31, 2008, there were six record holders of our outstanding units. There is no established public trading market for any class of our common equity.
     Subsequent to the SSSI Acquisition, our income is reported for federal and certain states by our shareholders. We make quarterly distributions to them to fund these tax obligations. During Fiscal 2007 and 2006, $20.3 million and $16.1 million, respectively was distributed to shareholders for their tax obligations. No tax distributions were made in Fiscal 2005.

ITEM 6.	Selected Financial Data
     The following table sets forth our selected historical consolidated financial data as of and for the five years ended January 31, 2004, 2005, 2006, 2007 and 2008. The selected historical consolidated financial data as of and for each of the years ended January 31, 2006, 2007 and 2008 were derived from our audited consolidated financial statements included elsewhere in this Annual Report. The data for the year ended

January 31, 2006 has been derived by combining the results of the business acquired in the SSSI Acquisition (the “SSSI Acquired Business”) for the period of February 1, 2005 to January 22, 2006 and our results for the period of January 23, 2006 to January 31, 2006, both included elsewhere in this Annual Report. The selected historical consolidated financial data as of and for the years ended January 31, 2004 and January 31, 2005 was derived from audited financial statements not included in this 10-K. You should read this information in conjunction with the discussion under “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes thereto included elsewhere in this Annual Report.

	Year ended January 31,
	Predecessor		Combined
	2004	2005	2006(2)	2007	2008
(In thousands, except per unit data)	(Non-GAAP)
Statement of operations data:
Sales	$498,118	$548,476	$690,673	$942,148	$1,335,427
Cost of sales	448,602	462,516	582,750	774,060	1,070,396

Gross profit	49,516	85,960	107,923	168,088	265,031
Selling and administrative expenses	96,573	81,691	84,500	108,005	139,947
Other income, net	(204)	(2,749)	(2,427)	(1,900)	(989)

Operating profit (loss)	(46,853)	7,018	25,850	61,983	126,073
Interest expense, net	341	155	439	19,756	29,058

Earnings (loss) from continuing operations before income taxes	(47,194)	6,863	25,411	42,227	97,015
Income tax expense (benefit)(1)	(19,916)	542	10,255	742	5,192

Net earnings (loss) from continuing operations	(27,278)	6,321	15,156	41,485	91,823
Earnings (loss) from discontinued operations net of tax	(6,985)	(559)	(4,037)	—	—

Net earnings (loss)	(34,263)	5,762	11,119	41,485	91,823
Preferred dividends	—	—	(128)	(4,017)	—
Net earnings (loss) available for common unit holders	$(34,263)	$5,762	$10,991	$37,468	$91,823

Net earnings (loss) from continuing operations per unit:
Basic	$(0.36)	$0.08	$0.20	$0.51	$0.92
Diluted	$(0.27)	$0.06	$0.15	$0.41	$0.92
Net earnings (loss) available for common unit holders per common unit:
Basic	$(0.46)	$0.08	$0.15	$0.46	$0.92
Diluted	$(0.34)	$0.06	$0.11	$0.41	$0.92
Weighted average units outstanding:
Basic	75,000	75,000	75,000	80,745	100,005
Diluted	100,005	100,005	100,005	100,005	100,005
Balance Sheet Data (end of period):
Working capital	$211,031	$170,109	$190,130	$214,718	$318,072
Cash & cash equivalents	1,670	1,838	1,093	5,852	12,382
Property, plant and equipment, net	66,616	61,907	45,858	61,303	82,606
Total assets	332,646	296,974	395,822	456,801	673,621
Total debt	1,932	1,671	194,525	204,474	294,592
Total shareholders’ equity	282,699	237,274	69,814	94,872	174,941

(1)	We conduct our operations as Stewart & Stevenson LLC, a limited liability company, and, as a result, U.S. federal and certain state income taxes are paid by the holders of our equity interests. Therefore, no U.S. federal income tax expense was recorded in our statements of operations for the period from January 23, 2006 to January 31, 2006 and the years ended January 31, 2007 and January 31, 2008. The amounts shown reflect taxes paid to foreign jurisdictions and certain state taxes.

(2)	The statements of operations data for the year ended January 31, 2006 is a non-GAAP financial measurement. The data for the year ended January 31, 2006 has been derived by combining the SSSI Acquired Business’ results for the period of February 1, 2005 to January 22, 2006 and our results for the period of January 23, 2006 to January 31, 2006, both included elsewhere in this 10-K. We have included the combined financial data for Fiscal 2005 because we believe that a full year measurement for Fiscal 2005 is more useful to investors to analyze our operating results. See “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Our Historical Financial Information” for a reconciliation of the audited financial statements to the Combined Fiscal 2005 Non-GAAP financial data included above.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion should be read in conjunction with “Selected Financial Data” and our consolidated financial statements and related notes thereto included in this Annual Report. The following information contains forward-looking statements, which are subject to risks and uncertainties. Should one or more of these risks or uncertainties materialize, our actual results may differ from those expressed or implied by the forward-looking statements.
Overview
     We are a leading designer, manufacturer and marketer of specialized equipment and provide aftermarket parts and service to the oil and gas and other industries that we have served for over 100 years. Our diversified product lines include equipment for well stimulation, well servicing and workover rigs, drilling rigs, coiled tubing, cementing, nitrogen pumping, power generation and electrical systems as well as engines, transmissions and material handling equipment. We have a substantial installed base of equipment, which provides us with significant opportunities for recurring, higher-margin aftermarket parts and service revenues. We also provide rental equipment to our customers.
     Earnings before interest, taxes, depreciation and amortization (“EBITDA”) is a non-GAAP financial measurement. We use EBITDA because we believe that such a measurement is a widely accepted financial indicator used by investors and analysts to analyze and compare companies on the basis of operating performance and to make informed investment decisions. You should not consider it in isolation from or as a substitute for net earnings or cash flow measures prepared in accordance with GAAP or as a measure of profitability or liquidity. EBITDA calculations by one company may not be comparable to EBITDA calculations made by another company.
     In Fiscal 2007, we generated revenues of $1,335.4 million, operating profit of $126.1 million and EBITDA of $145.3 million, compared with revenues of $942.1 million, operating profit of $62.0 million and EBITDA of $79.2 million in Fiscal 2006, representing increases of 42%, 103% and 83%, respectively. Fiscal 2006 represented increases of 36%, 139%, and 103%, respectively compared with revenues of $690.7 million, operating profit of $25.9 million and EBITDA of $39.1 million for the combined Fiscal 2005. The following table provides a reconciliation of net earnings from continuing operations (a GAAP financial measure) to EBITDA (a non-GAAP financial measure):

	Fiscal Year Ended
(In thousands)	January 31, 2008	January 31, 2007	January 31, 2006
Net earnings from continuing operations	$91,823	$41,485	$15,156
Interest expense	29,058	19,756	439
Income tax expense	5,192	742	10,255
Depreciation and amortization	19,237	17,256	13,283

EBITDA	$145,310	$79,239	$39,133

     Sales of our equipment are significantly driven by the capital spending programs of our customers. Growing worldwide demand for energy has resulted in significantly increased capital expenditures by oil and gas producers in recent years. Increasing demand for natural gas in the United States and the correlating increase in unconventional natural gas production requires utilization of technologically-advanced well stimulation equipment of the nature that we provide. Although commodity price fluctuations may impact the level of oil and gas exploration activity in the long term, we believe the capital spending programs of our customers at this time continue to be strong. A decrease in the capital spending programs of our customers would adversely impact our equipment sales and to a lesser extent our aftermarket parts and service and rental sales.

     Many of the non-energy industries we serve have also been experiencing significant growth, particularly the commercial vehicle and material handling industries and we believe they will provide us with significant opportunities to continue to grow our business. Approximately 19% and 40% of our revenues in Fiscal 2007 and Fiscal 2006, respectively, came from a large number of customers in a wide range of industries outside of the oil and gas industry. The decrease in Fiscal 2007 is primarily due to the acquisition of the Crown business which primarily serves the oil and gas services market.
     Our aftermarket parts and service segment, which serves customers in the oil and gas, power generation, marine, mining, construction, commercial vehicle and material handling industries, generated approximately 28% of our revenues during Fiscal 2007. We provide aftermarket parts and service for equipment manufactured by approximately 100 manufacturers, including products manufactured by us and our seven key OEMs, and our aftermarket business provides us with a very stable and recurring revenue stream.
     On February 26, 2007, we acquired substantially all of the operating assets and assumed certain liabilities of Crown, a supplier of well stimulation, drilling, workover, and well servicing rigs to the oil and gas industry. The Crown Acquisition enhanced our position as a leading supplier of well stimulation, coiled tubing, cementing and nitrogen pumping equipment and expanded our product offerings to include drilling rigs, and a full range of workover and well servicing rigs. As a result of the Crown Acquisition, we have increased our manufacturing capabilities and broadened the markets we serve with an extensive manufacturing facility in Calgary, Alberta, Canada and five service facilities in strategic locations in the United States. Our results of operations for Fiscal 2007 reflect the impact of the Crown Acquisition for the period from February 26, 2007 to January 31, 2008, while prior periods do not reflect the impact of the Crown Acquisition.
     While we believe the opportunities to grow our business are significant, there are also challenges and uncertainties we face in executing our business plans. In the current environment of strong demand for products and services of the type we provide, our ability to procure certain components on a timely basis to meet the delivery needs of our customers is a concern. Although a substantial portion of the products we sell include components provided by our seven key OEMs with whom we have long standing relationships, because of the current levels of high demand for the components we require, we on occasion need to rely upon alternative sources of supply. Our ability to satisfy the delivery requirements of a customer on a timely basis is critical to our success.
     Although we have the benefit of a highly trained and experienced workforce, we believe that attracting and retaining high quality and experienced personnel is a significant challenge in today’s competitive environment, particularly in oil and gas related activities. Accordingly, we place particular emphasis on career development programs that aim to make improvements in the retention of employees, including senior and middle management.
     We believe we are well-positioned to continue capitalizing on favorable conditions in the industries we serve and to meet the challenges that may face us in the execution of our business plans.
Our Historical Financial Information
     Our fiscal year begins on February 1 of the stated year and ends on January 31 of the following year. For example, Fiscal 2007 began on February 1, 2007 and ended on January 31, 2008. We report results on the fiscal quarter method with each quarter comprising approximately 13 weeks.
     Stewart & Stevenson LLC was formed in November 2005 for the purpose of acquiring from SSSI and its affiliates substantially all of the equipment, aftermarket parts and service and rental businesses that primarily serve the oil and gas industry as well as the perpetual rights to the “Stewart & Stevenson” name and logo for use worldwide. We began operations on January 23, 2006 upon consummation of the SSSI Acquisition pursuant to which we acquired substantially all of the assets and operations of SSSI’s Power Products and Engineered Products operating segments. Upon acquiring these businesses, these operations were combined and restructured into three reportable operating segments: Equipment, Aftermarket Parts and Service and Rental. Our operating results for Fiscal 2003, Fiscal 2004 and the period from February 1, 2005 to January 22, 2006 reflect carved-out presentations of the SSSI Acquired Business from the Predecessor’s financial statements presented on a stand-alone basis.

     For the purposes of presenting Fiscal 2005 data, we have combined the period of February 1, 2005 to January 22, 2006 from the carved-out predecessor financial statements with our operating results for the period of January 23, 2006 to January 31, 2006. This combined presentation for the year ending January 31, 2006 reflects a non-GAAP financial measurement and the combined results are not intended to reflect pro forma results, as if the businesses were combined for the entire fiscal year. However, the combined Fiscal 2005 data is presented in order to provide a more meaningful measure of our financial performance in Fiscal 2005 as it reflects an entire year of operations. Although there were certain changes to the successor depreciation and amortization expense as a result of purchase accounting adjustments, these adjustments did not have a material impact in Fiscal 2005. The following table provides a reconciliation of the audited financial statements to the combined Fiscal 2005 results:

	Predecessor	Successor
	February 1,	January 23,	Combined
	2005 to	2006 to	Fiscal
	January 22, 2006	January 31, 2006	2005
(In thousands)			(non-GAAP)
Statement of operations data:
Sales	$673,175	$17,498	$690,673
Cost of sales	567,432	15,318	582,750

Gross profit	105,743	2,180	107,923
Selling and administrative expenses	82,472	2,028	84,500
Other income, net	(2,411)	(16)	(2,427)

Operating profit	25,682	168	25,850
Interest expense, net	109	330	439

Earnings (loss) from continuing operations before income taxes	25,573	(162)	25,411
Income tax expense	10,255	—	10,255

Net earnings (loss) from continuing operations	15,318	(162)	15,156
Loss from discontinued operations, net of tax	(4,037)	—	(4,037)

Net earnings (loss)	11,281	(162)	11,119
Preferred dividends	—	(128)	(128)

Net earnings (loss) available for common unit holders	$11,281	$(290)	$10,991

Segment results data:
Sales
Equipment	$348,736	$10,822	$359,558
Aftermarket Parts and Service	298,086	5,999	304,085
Rental	26,353	677	27,030

Total Sales	$673,175	$17,498	$690,673

Operating profit (loss)
Equipment	$10,117	$248	$10,365
After market parts and service	28,028	277	28,305
Rental	8,194	63	8,257
Corporate	(20,657)	(420)	(21,077)

Total operating profit	$25,682	$168	$25,850

     The presentation of the carved-out Predecessor financial statements requires certain assumptions in order to reflect the business as a stand-alone entity. The Predecessor financial statements also include 19 operating business units which were exited by the Predecessor’s Power Products Segment prior to the SSSI Acquisition. The results of these exited businesses are reflected as discontinued operations in the Predecessor financial statements. The acquired businesses are reflected as continuing operations in the Predecessor financial statements.
     We conduct our operations as Stewart & Stevenson LLC, a limited liability company, and, as a result, U.S. federal and certain state income taxes are paid by the holders of our equity interests. Therefore, no U.S. federal income tax expense was recorded in our statement of operations for the period from January 23, 2006 to January 31, 2006 and the years ended January 31, 2007 and January 31, 2008.

Critical Accounting Policies
     Preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts and related disclosures. We evaluate our estimates on an ongoing basis, based on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates. If actual market conditions are less favorable than those projected by us, additional adjustments to reserve items might be required. We consider the following policies to be the most critical and pervasive accounting policies we use, and the areas most sensitive to material change from external factors.
     Revenue Recognition: Revenue on equipment and parts sales is recognized when a product is shipped, collection is reasonably assured, risk of ownership has been transferred to and accepted by the customer and contract terms are met. Revenue from service agreements is recognized as earned, when services have been rendered. Revenue from rental agreements is recognized on a straight-line basis over the rental period.
     With respect to long-term contracts that extend beyond two fiscal quarters, revenue is recognized using the percentage-of-completion method. The majority of our long-term construction contracts are fixed-price contracts, and measurement of progress toward completion is based on direct labor hours incurred. Changes in estimates for revenues, costs to complete the project and profit margins are recognized in the period in which they are reasonably determinable. Any anticipated losses on uncompleted contracts are recognized whenever evidence indicates that the estimated total cost of a contract exceeds its estimated total revenue. With respect to cost-plus-fixed-fee contracts, we recognize the fee ratably as the actual costs are incurred, based upon the total fee amounts expected to be realized upon completion of the contracts. Bid and proposal costs are expensed as incurred.
     Allowance for Doubtful Accounts: We maintain an allowance for doubtful accounts for estimated losses related to credit extended to customers. We base such estimates on our current accounts receivable aging and historical collections and settlements experience, existing economic conditions and any specific customer collection issues we have identified. Uncollectible accounts receivable are written off when we determine that the balance cannot be collected.
     As of January 31, 2008, the allowance for doubtful accounts was $3.1 million, or 1.9% of gross accounts receivable, compared to $1.7 million, or 1.4% of gross accounts receivable at January 31, 2007. This increase was due to the one-time acquisition of reserves acquired in the Crown Acquisition.
     Bad debt write-offs have improved from $2.1 million in Fiscal 2005 (0.3% of sales) to $1.7 million in Fiscal 2006 (0.2% of sales) and $1.2 million for Fiscal 2007 (less than 0.1% of sales). Although no known events exist that would cause a significant change to our historical experience related to bad debt, a change in events or circumstances could impact our expected operating results. Based upon our sales in Fiscal 2007, a 0.1 percentage point increase in bad debt expense as a percentage of sales would decrease our annual operating profit by $1.3 million.
     Inventories: Inventories are stated at the lower of cost or market, with cost primarily determined on a first-in, first-out (“FIFO”) basis less related customer deposits, and market determined on the basis of estimated realizable values. Pursuant to distribution agreements, we purchase a considerable amount of our inventory for resale from independent manufacturers. For new items, cost represents invoice or production cost and used equipment inventory cost is stated as original cost less allowance for condition. Production cost includes material, labor and manufacturing overhead. Shipping and handling costs are expensed as incurred in cost of sales. Shipping and handling costs billed to customers are recorded as sales.
     We reduce the carrying value of inventory to its estimated realizable value based upon our historical usage experience, assumptions about future demand, technological innovations, market conditions, plans for disposal and the physical condition of products. The inventory balances as of January 31, 2008 and January 31, 2007 are stated net of inventory valuation allowances of $12.3 million and $9.3 million, respectively, reflecting a 4.1% reserve level at January 31, 2008 and a 4.0% reserve level at January 31, 2007.

     Although no known events exist that would cause a significant change to our historical inventory valuation experience, our inventory valuation allowances are based upon the many factors identified above, and our ability to measure or value these factors. Therefore, our estimates are subject to change.
     Business Combinations and Goodwill and Indefinite-Lived Intangible Assets: Goodwill and intangible assets acquired in connection with business combinations represent the excess of consideration over the fair value of tangible net assets acquired. Certain assumptions and estimates are employed in determining the fair value of assets acquired and liabilities assumed, as well as in determining the allocation of goodwill to the appropriate reporting unit.
     We perform an impairment test for goodwill and indefinite-lived intangible assets annually during the fourth quarter, or earlier if indicators of potential impairment exist. Our goodwill impairment test involves a comparison of the fair value of each of our reporting units with their carrying value. Our impairment test for indefinite-lived intangible assets involves the comparison of the fair value of the intangible asset and its carrying value. The fair value is determined using discounted cash flows and other market-related valuation models, including earnings multiples and comparable asset market values. Certain estimates and judgments are required in the application of these fair value models. The discounted cash flow analysis consists of estimating the future cash flows that are directly associated with each of our reporting units. These cash flows, in addition to the earnings multiples and comparable asset market values, are inherently subjective and require significant estimates based upon historical experience and future expectations such as budgets and industry projections. We have determined no impairment exists; however, if for any reason the fair value of our goodwill or that of any of our reporting units or the fair value of our intangible assets with indefinite lives declines below the carrying value in the future, we may incur charges for the impairment. The amount of the impairment, if any, is then determined based on an allocation of the reporting unit fair values to individual assets and liabilities.
     Long-Lived Assets: Long-lived assets, which include property, plant and equipment and definite-lived intangibles, comprise a significant amount of our total assets. In accounting for long-lived assets, we must make estimates about the expected useful lives of the assets and the potential for impairment based on the fair value of the assets and the cash flows they are expected to generate. The value of the long-lived assets is then amortized over their expected useful lives. A change in the estimated useful lives of our long-lived assets would have an impact on our results of operations. We estimate the useful lives of our long-lived asset groups as follows:

Buildings and leasehold improvements	10-25 years
Rental equipment	2-8 years
Machinery and equipment	4-7 years
Computer hardware and software	3-4 years
Intangible assets	6 months-27 years
     In estimating the useful lives of our property, plant and equipment, we rely primarily on our actual experience with the same or similar assets. The useful lives of our intangible assets are determined by the years over which we expect the assets to generate a benefit based on legal, contractual or regulatory terms.
     We assess the valuation of components of our property, plant and equipment and other long-lived assets whenever events or circumstances dictate that the carrying value might not be recoverable. We base our evaluation on indicators such as the nature of the assets, the future economic benefit of the assets, any historical or future profitability measurements and other external market conditions or factors that may be present. If such factors indicate that the carrying amount of an asset or asset group may not be recoverable, we determine whether impairment has occurred by analyzing an estimate of undiscounted future cash flows at the lowest level for which identifiable cash flows exist. If our estimate of undiscounted future cash flows during the estimated useful life of the asset is less than the carrying value of the asset, we recognize a loss for the difference between the carrying value of the asset and its estimated fair value, measured by the present value of estimated future cash flows or other means, as appropriate under the circumstances.
     Warranty Costs: We generally provide product and service warranties for periods of six to 18 months. Based on historical experience and contract terms, we accrue the estimated cost of product and service warranties at the time of sale or, in some cases, when specific warranty problems are identified. Accrued warranty costs are adjusted periodically to reflect actual experience. Certain warranty and other related claims involve matters of dispute that ultimately are resolved by negotiation, arbitration or litigation. Occasionally, a material warranty issue can arise that is beyond our historical experience. We accrue for any such warranty issues as they become known and estimable.

     As of January 31, 2008, accrued warranty costs were $6.0 million, reflecting a $3.3 million increase from $2.7 million on January 31, 2007. This increase was primarily attributable to the substantially higher equipment sales volume generated during Fiscal 2007 and one-time charges related to engineered products.
     Payments for warranty obligations, as a percentage of sales, have been consistent in recent history. Payments were $4.6 million in Fiscal 2007 (0.3% of sales), $2.5 million in Fiscal 2006 (0.3% of sales), and $2.4 million in Fiscal 2005 (0.4% of sales). Although no known events exist that would cause a significant change to our historical experience related to warranty obligations, a change in events or circumstances could impact our expected operating results. Based upon our sales recorded in Fiscal 2007, a 0.1 percentage point increase in warranty expense as a percentage of sales would decrease our annual operating profit by $1.3 million.
     Customer Deposits: We sometimes collect advance customer deposits to secure customers’ obligations to pay the purchase price of ordered equipment. For long-term construction contracts, these customer deposits are recorded as current liabilities until construction begins. During construction, the deposit liability is decreased and those reductions are reflected as income recognized under the percentage-of-completion method. Those reductions also, in turn, determine the balances in the recoverable costs and accrued profits in excess of billings and billings in excess of accrued profits balances. For all other sales, these deposits are recorded as current liabilities until revenue is recognized on delivery.
     Insurance: We maintain a variety of insurance for our operations that we believe to be customary and reasonable. We are self-insured up to certain levels in the form of deductibles and retentions for general liability, vehicle liability, group medical and workers’ compensation claims. Other than normal business and contractual risks that are not insurable, our risks are commonly insured against and the effect of a loss occurrence is not expected to be significant. We accrue for estimated self-insurance costs and uninsured exposures based on estimated development of claims filed and an estimate of claims incurred but not reported as of each balance sheet date. We regularly review estimates of reported and unreported claims and provide for losses accordingly. Substantially all obligations related to general liability, vehicle liability, group medical and workers’ compensation claims related to the SSSI Acquisition and Crown Acquisition were retained by SSSI and Crown, respectively.
Comparison of the Results of Operations—Fiscal 2007 and Fiscal 2006
     Sales—For Fiscal 2007, our sales were $1,335.4 million, an increase of $393.3 million, or 42%, over Fiscal 2006 sales of $942.1 million. This increase was primarily attributable to strong demand for equipment from our customers in the oil and gas industry and the impact of the inclusion of the Crown business from February 26, 2007 through January 31, 2008, which accounted for $205.5 million of the increase in sales. A breakdown of sales for these periods is as follows:

			Change
(In thousands)	Fiscal 2007	Fiscal 2006	$	%
Equipment	$930,357	$583,459	$346,898	59%
Aftermarket parts and service	376,327	332,434	43,893	13%
Rental	28,743	26,255	2,488	9%

Total	$1,335,427	$942,148	$393,279	42%
     Sales of equipment grew by 59%, or $346.9 million, during Fiscal 2007 compared to Fiscal 2006. Organic growth in equipment sales accounted for $186.2 million as a result of strong customer demand, primarily for our well stimulation and power generation equipment, resulting in increased orders and higher sales prices, with $160.7 million of the increase in sales related to the Crown business.

     Aftermarket parts and service sales grew by $43.9 million to $376.3 million during Fiscal 2007 from $332.4 million in Fiscal 2006. Sales related to the Crown business were $44.8 million during Fiscal 2007 with a decrease of $0.9 million in our organic aftermarket parts and service sales.
     Rental sales grew by 9%, or $2.5 million, during Fiscal 2007 when compared to Fiscal 2006. The growth in rental sales was attributable to higher utilization and improved pricing.
     Gross profit—Our gross profit was $265.0 million for Fiscal 2007, an increase of $96.9 million, compared to $168.1 million in Fiscal 2006, reflecting an improvement in gross profit margin from 17.8% to 19.8%. Gross profit margins improved in all segments in Fiscal 2007. The overall increase in gross profit was due primarily to improved pricing in the strong market environment and improved efficiencies related to the streamlining of our manufacturing processes in our equipment segment. Organic growth accounted for $56.7 million of the increased gross profit with the Crown business accounting for the remaining $40.2 million.
     Selling and administrative expenses—Selling and administrative expenses increased by $31.9 million to $139.9 million in Fiscal 2007 compared to $108.0 million in Fiscal 2006, primarily as a result of the Crown business expenses of $24.1 million. Excluding the Crown business expenses, selling and administrative expenses increased $7.8 million, primarily due to the higher sales expenses associated with the higher sales volume. Selling and administrative expenses as a percentage of sales decreased to 10.5% for Fiscal 2007 from 11.5% in Fiscal 2006, mainly as a result of some costs being of a fixed nature. Fiscal 2007 results included a $0.4 million non-cash compensation charge associated with the sale of common equity from our principal shareholder to our president and chief operating officer compared to Fiscal 2006 non-cash compensation charges of $3.7 million associated with the sale of common equity from our principal shareholder to our president and chief operating officer and to our former vice chairman and chief executive officer. Additionally, Fiscal 2007 and Fiscal 2006 results included $6.3 million and $7.0 million, respectively, of non-cash amortization expense pertaining to acquired backlog and other intangible assets. To determine the non-cash compensation charge relating to the sale of the equity interests described above, we relied on a valuation prepared by a third party valuation specialist that used a comprehensive valuation analysis for the purpose of determining the fair value of a minority, non-marketable interest in our company. Fiscal 2007 results include the write-off of $1.3 million of legal and professional expense related to our proposed initial public offering.
     Other income, net—Other income was $1.0 million in Fiscal 2007, a decrease of $0.9 million from Fiscal 2006. Fiscal 2006 included a $1.0 million gain related to the sale of a marginal distribution territory. Other income in Fiscal 2007 consists primarily of foreign currency translation gains.
     Operating profit—Our operating profit improved to $126.1 million, or 9.4% of sales, in Fiscal 2007, from $62.0 million, or 6.6% of sales, in Fiscal 2006, primarily as the result of higher sales and gross profit margins. Organic growth generated $47.2 million of the $64.1 million increase in operating profit, or 74%, when compared to Fiscal 2006, with the Crown business accounting for the remaining $16.9 million increase, or 26%.
     Interest expense, net—Net interest expense was $29.1 million in Fiscal 2007, an increase of $9.3 million compared to net interest expense of $19.8 million in Fiscal 2006. The increase in interest expense is due primarily to the higher amounts outstanding under our credit facility and $150 million of senior notes issued in July 2006, along with a $1.5 million non-cash charge for the amortization of deferred financing costs related to the senior notes, refinancing of our credit facility, the Crown Acquisition and higher working capital requirements in Fiscal 2007.
Comparison of the Results of Operations—Fiscal 2006 and Combined Fiscal 2005
     Sales—For Fiscal 2006, our sales were $942.1 million, an increase of $251.5 million, or 36%, over Fiscal 2005 sales of $690.7 million. This increase in sales was primarily attributable to strong demand for equipment from our customers in the oil and gas industry combined with our increased production output. A breakdown of sales for these periods is as follows:

		Combined	Change
	Fiscal 2006	Fiscal 2005	$	%
(In thousands)		(non-GAAP)
Equipment	$583,459	$359,558	$223,901	62%
Aftermarket parts and service	332,434	304,085	28,349	9
Rental	26,255	27,030	(775)	(3)

Total	$942,148	$690,673	$251,475	36%

     Sales of equipment grew by 62%, or $223.9 million, during Fiscal 2006 compared to Fiscal 2005, primarily attributable to strong demand for equipment from our oil and gas industry customers.
     Aftermarket parts and service sales grew by $28.3 million to $332.4 million during Fiscal 2006 from $304.1 million in Fiscal 2005, primarily the result of strong demand from our oil and gas industry customers.
     Rental sales fell by 3%, or $0.8 million, during Fiscal 2006 when compared to Fiscal 2005. The decline in rental sales in Fiscal 2006 compared to Fiscal 2005 is primarily the result of decreased demand in Fiscal 2006. Rental sales experienced a surge in demand following Hurricanes Katrina and Rita in 2005.
     Gross profit—Gross profit was $168.1 million for Fiscal 2006, an increase of $60.2 million, compared to $107.9 million in Fiscal 2005, reflecting an improvement in gross profit margin from 15.6% to 17.8%. Gross profit margins improved in all segments of the business in Fiscal 2006, due primarily to improved pricing in the strong market environment, along with a $2.8 million reduction in depreciation expense relating to reduced carrying values of acquired property, plant and equipment resulting from the allocation of purchase price from the SSSI Acquisition.
     Selling and administrative expenses—Selling and administrative expenses increased by $23.5 million to $108.0 million in Fiscal 2006, compared to $84.5 million in Fiscal 2005, representing a decrease as a percentage of sales from 12.2% to 11.5%. Fiscal 2006 results included $3.7 million of non-cash compensation charges associated with the sale of common equity from our principal shareholder to our president and chief operating officer and to our former vice chairman and chief executive officer. Additionally, Fiscal 2006 results included $7.0 million of non-cash amortization expense pertaining to acquired backlog and other intangible assets. The remainder of the increase in selling and administrative expenses was due to higher sales expense on higher sales volume and other corporate overhead expenses.
     Other income, net—Other income was $1.9 million in Fiscal 2006, a decrease of $0.5 million from Fiscal 2005. Fiscal 2006 included a $1.0 million gain related to the sale of a marginal distribution territory.
     Operating profit—Our operating profit improved to $62.0 million, or 6.6% of sales, in Fiscal 2006, from $25.9 million, or 3.7% of sales, in Fiscal 2005.
     Interest expense, net—Net interest expense was $19.8 million in Fiscal 2006, reflecting interest paid and accrued under our credit facility and $150 million of senior notes issued in July 2006, along with a $1.5 million non-cash charge for the write-off of deferred financing costs related to the refinancing of our credit facility. Net interest expense was $0.4 million in Fiscal 2005, reflecting that prior to the SSSI Acquisition, the Predecessor had minimal third-party debt.
Segment Data
     Our reportable operating segments are based on the types of products and services offered and are aligned with our internal management structure. Inter-segment and intra-segment revenues and costs are eliminated, and the operating profit (loss) represents the earnings (loss) before interest and income taxes.
     Our reportable segments include:
     Equipment—This segment designs, manufactures and markets equipment for well stimulation, coiled tubing, cementing, nitrogen pumping, power generation and electrical systems, serving the oil and gas industry. This segment also sells engines, transmissions and material handling equipment for well servicing, workover, drilling, pumping and other applications for a wide range of other industries.

     Aftermarket Parts and Service—This segment provides aftermarket parts and service for products we manufacture and products manufactured by others, to customers in the oil and gas industry, as well as customers in the power generation, marine, mining, construction, commercial vehicle and material handling industries.
     Rental—This segment provides equipment on a short-term rental basis, including generators, material handling equipment and air compressors, to a wide range of end-markets.
     Corporate—Our corporate segment includes administrative overhead normally not associated with the specific activities within the operating segments. Such expenses include legal, finance and accounting, internal audit, human resources, information technology and other similar corporate office costs.
     Certain general and administrative costs which are incurred to support all operating segments are allocated to the segment operating results presented. Operating results by segment are as follows:

			Combined
	Fiscal	Fiscal	Fiscal
(In thousands)	2007	2006	2005
			(non-GAAP)
Sales
Equipment	$930,357	$583,459	$359,558
Aftermarket Parts and Service	376,327	332,434	304,085
Rental	28,743	26,255	27,030

Total Sales	$1,335,427	$942,148	$690,673

Operating profit (loss)
Equipment	$101,350	$38,622	$10,365
Aftermarket Parts and Service	44,909	43,069	28,305
Rental	9,078	8,051	8,257
Corporate	(29,264)	(27,759)	(21,077)

Total operating profit	$126,073	$61,983	$25,850
Interest expense, net	29,058	19,756	439

Earnings before income taxes	$97,015	$42,227	$25,411
Operating profit (loss) percentage
Equipment	10.9%	6.6%	2.9%
Aftermarket Parts and Service	11.9	13.0	9.3
Rental	31.6	30.7	30.5
Consolidated	9.4	6.6	3.7
Segment Results Comparison —Fiscal 2007 and Fiscal 2006
     Equipment—Operating profit generated by the equipment segment increased to $101.3 million in Fiscal 2007 from $38.6 million in Fiscal 2006, an improvement in operating profit margin from 6.6% to 10.9%, primarily due to the increased demand and the inclusion of the Crown business, which accounted for $16.2 million. The incremental operating profit generated by higher sales volume in Fiscal 2007 was partially offset by higher selling expenses and general and administrative expense allocations resulting from the higher proportion of equipment sales to total sales in Fiscal 2007, which included $3.4 million of amortization expense recorded in Fiscal 2007 associated with the acquired order backlog. The $62.7 million increase in operating profit was attributable to $14.5 million relating to improved pricing, $32.0 million related to the increase in organic sales volume and $16.2 million of incremental operating profit generated as a result of the inclusion of the results of the Crown business.
     Our equipment order backlog as of January 31, 2008 was $498.9 million compared to $533.4 million as of January 31, 2007, a decrease of 6%. While we have seen some softening in the domestic well stimulation area, overall our customers’ requests for quotes continue to remain active. Due to the timing and relative size of the orders, our backlog will fluctuate from one period to another. We expect to recognize a significant portion of this equipment order backlog as revenue during Fiscal 2008.

     Aftermarket Parts and Service—Operating profit generated by the aftermarket parts and service segment increased to $44.9 million in Fiscal 2007 from $43.1 million in Fiscal 2006, representing an improvement in operating profit of $1.8 million with a decline in operating profit margin from 13.0% to 11.9%. This reflected $1.2 million of incremental operating profit generated by organic growth via improved pricing and $0.6 million of incremental operating profit generated by the Crown business.
     Rental—Operating profit generated by the rental segment increased to $9.1 million in Fiscal 2007 from $8.1 million in Fiscal 2006. Operating profit percentage increased to 31.6% for Fiscal 2007 from 30.7% in Fiscal 2006, mainly as a result of increased sales volumes.
     During Fiscal 2007, we focused our efforts on implementing higher prices and increasing our overall rental fleet through selected expenditures. During Fiscal 2007, our rental fleet utilization was approximately 66%.
     Corporate—Corporate and administrative expenses increased to $29.3 million in Fiscal 2007 compared to $27.8 million in Fiscal 2006 and decreased as a percentage of sales from 2.9% to 2.2%. The $1.5 million increase in expenses is primarily due to the ramp up of corporate and administrative operations following the SSSI Acquisition. The Fiscal 2006 results included a $3.7 million non-cash compensation charge associated with the sale of common equity by our principal shareholder to our president and chief operating officer and our former vice chairman and chief executive officer.
     Corporate and administrative expenses in the near-term are expected to increase compared to levels incurred during Fiscal 2007 due to increased compliance expenses associated with implementation of Sarbanes-Oxley requirements.
Segment Results Comparison—Fiscal 2006 and Combined Fiscal 2005
     Equipment—Operating profit generated by the equipment segment increased to $38.6 million in Fiscal 2006 from $10.4 million in Fiscal 2005, representing an improvement in operating profit margin from 2.9% to 6.6%. The increase in operating profit was attributable to the $43.1 incremental gross profit generated by the higher sales volume, partially offset by $2.0 million of higher selling expenses and a $12.9 million higher general and administrative expense allocation resulting from the higher proportion of equipment sales to total sales in Fiscal 2006 and which included $6.5 million of amortization recorded in Fiscal 2006 associated with acquired order backlog.
     Our equipment order backlog as of January 31, 2007 was $533.4 million compared to $309.5 million as of January 31, 2006.
     Aftermarket Parts and Service—Operating profit generated by the aftermarket parts and service segment increased 52% to $43.1 million in Fiscal 2006 from $28.3 million in Fiscal 2005, representing an improvement in operating profit margin from 9.3% to 13.0%. The increase in operating profit was primarily attributable to $15.0 million of incremental gross profit generated by the higher sales volume and higher prices implemented during Fiscal 2006. The general and administrative expense allocation to this segment increased by $0.2 million resulting from the lower proportion of aftermarket sales to total sales in Fiscal 2006.
     Rental—Operating profit generated by the rental segment decreased to $8.1 million in Fiscal 2006 from $8.3 million in Fiscal 2005, representing a slight improvement in operating profit margin from 30.5% to 30.7%. The decrease in operating profit was attributable to a $0.6 million reduction in cost of sales and general and administrative expense allocation, offset by a $0.8 million decrease in sales. The reduction in cost of sales was partially related to lower rental fleet depreciation expense resulting from the allocation of purchase price to acquired rental assets in the SSSI Acquisition.
     During Fiscal 2006, we focused our efforts on implementing higher prices, reducing our overall rental fleet through the disposal of lower utilization assets, and selected expenditures to expand certain areas of the fleet. During Fiscal 2006, our rental fleet utilization was approximately 61%.

     Corporate—Corporate and administrative expenses increased to $27.8 million in Fiscal 2006 from $21.1 million in Fiscal 2005. The Fiscal 2006 results included a $3.7 million non-cash compensation charge associated with the sale of common equity by our principal shareholder to our president and chief operating officer and our former vice chairman and chief executive officer. The remainder of the increase was the result of higher expenses incurred following the SSSI Acquisition, compared to the allocated corporate office expenses incurred by the Predecessor.
Liquidity and Capital Resources
     Our principal source of liquidity is cash generated by operations. We also have a $250 million revolving credit facility which we draw upon when necessary to satisfy our working capital needs and generally pay down with available cash. Our liquidity needs are primarily driven by changes in working capital associated with execution of large manufacturing projects. While many of our contracts include advance customer deposits and progress billings, some international contracts provide for substantial portions of funding under confirmed letters of credit upon delivery of the products. Fiscal 2008 working capital may increase as we continue to attempt to further expand our business, specifically in the international area.
     During Fiscal 2007, we generated net cash from operating activities of $39.1 million compared to net cash generated from operating activities of $58.2 million during Fiscal 2006. The decrease in cash provided by operating activities consisted of $74.2 million as a result of changes in operating assets and liabilities, primarily due to the increasing working capital needs driven by increasing sales volumes, partially offset by $113.3 million of cash generated by net earnings, adjusted for non-cash items. The change in operating assets and liabilities is the result of increases in recoverable costs and accrued profits not yet billed, accounts receivable, inventory, and customer deposits, which in aggregate totaled $107.9 million and were partially offset by higher accounts payable, billings in excess of incurred costs and other, which in aggregate totaled $33.7 million.
     Net cash used in investing activities was $96.8 million during Fiscal 2007. This included $70.5 million incurred in connection with the Crown Acquisition and $26.3 million of capital expenditures, of which $10.3 million related to additions to our rental fleet.
     Net cash provided by financing activities was $64.1 million during Fiscal 2007. This includes $88.7 million in net borrowings from our revolving credit facility which was offset by tax distributions to holders of common units of $20.3 million and deferred financing and equity issuance costs of $4.3 million.
     As of January 31, 2008, our cash and cash equivalent balance was $12.4 million, reflecting timing of cash receipts, disbursements and borrowings under our revolving credit facility.
Current Resources
     In connection with the SSSI Acquisition, a $70.0 million capital contribution was made by the holders of our equity interests. The contribution included $5.0 million of common interests, along with $65.0 million of preferred interests. The preferred interests were converted into common interests during the fourth quarter of Fiscal 2006, constituting 25% of the total common equity interest, after giving effect to such conversion. A dividend payment with respect to the preferred units of $4.1 million was paid during the fourth quarter of Fiscal 2006, representing an 8% preferential profit distribution accrued by the preferred units prior to conversion.
     Also in connection with the SSSI Acquisition, we entered into a $250.0 million senior credit facility including term loans of $66.0 million and a revolving credit facility of $184.0 million. During the second quarter of Fiscal 2006, we issued $150.0 million of senior notes, which bear interest at 10% per annum and mature in July 2014. Interest payments on the senior notes are due semi-annually. The net proceeds from the issuance of the senior notes were applied to pay off the outstanding term loans and reduce the borrowings under the revolving credit facility. In conjunction with this refinancing, the senior credit facility was amended, reducing the credit facility to a $125.0 million revolving credit facility. In February 2007, a second amendment to the senior credit facility, which expires in February 2012, increased the revolving facility to $250.0 million and added a $25.0 million sub-facility to be used by our Canadian subsidiary which we established as part of the Crown Acquisition. The amended $250.0 million revolving credit facility is secured by substantially all accounts receivable, inventory and property, plant and equipment and provides for borrowings at LIBOR, plus a margin ranging from 1.25% to 2.00% per annum, based on our leverage ratios, as specified in the credit agreement. As of January 31, 2008, borrowings under the facility bear interest at LIBOR plus 1.5% or 5.3%. A commitment fee of 0.3% to 0.375% per annum is payable on all unused portions of the revolving credit facility based on our leverage ratios. Interest payments are due monthly, or as LIBOR contracts expire. The revolving credit facility also has a $30.0 million sub-facility which may be used for letters of credit. As of January 31, 2008, there were $16.7 million of letters of credit outstanding.
     As of January 31, 2008, borrowings under our senior credit facility and our senior notes were as follows:

(In thousands)
Revolving credit facility	$140,306
Senior notes	150,000

Total	$290,306
     We incurred $3.3 million of capitalized legal and financing charges associated with establishing the original $250.0 million senior credit facility, which are amortized over the five-year term of the facility. As a result of the amendment reducing the facility to $125.0 million, we recorded a $1.5 million non-cash charge during Fiscal 2006 in interest expense. We incurred an additional $2.2 million of deferred financing costs in Fiscal 2007 related to the amendment of the senior credit facility which increased the facility to $250.0 million and extended its term to February 2012. We also incurred $5.1 million of capitalized legal and financing charges associated with the issuance of our senior notes during Fiscal 2006. These costs are being amortized over the eight-year term of the notes. As of January 31, 2008, $8.8 million of unamortized costs were included in the balance sheet.
     In February 2007, we acquired substantially all of the operating assets and assumed certain liabilities of Crown Energy Technologies, Inc., for cash consideration of approximately $70.5 million. The Crown Acquisition was financed with borrowings under our revolving credit facility.
     We currently believe that we will make approximately $40.0 million of capital expenditures during Fiscal 2008.
     Based on the borrowings outstanding and letters of credit issued at January 31, 2008, approximately $85.6 million of borrowings were available under the revolving credit facility. We believe that the business will continue to generate cash from operating activities in excess of planned capital expenditures and required distributions for income tax obligations and servicing our indebtedness. Therefore, we believe that our available sources of funds, including borrowings under our senior credit facility, are adequate to cover our near-term requirements for working capital investments, capital expenditures, and other obligations.
     The credit agreement governing the senior credit facility contains financial and operating covenants with which we and our subsidiaries must comply during the term of the credit agreement. These covenants include the maintenance of a fixed charge coverage ratio, restrictions related to the incurrence of certain indebtedness and investments and prohibition of the creation of certain liens. We were in compliance with all covenants for the applicable test periods as of January 31, 2008.
     Scheduled maturities under the credit agreement, our senior notes and other operating lease commitments as of January 31, 2008, are as follows:

	Fiscal	Fiscal	Fiscal	Fiscal	Fiscal
(In thousands)	2008	2009	2010	2011	2012	Thereafter	Total
Senior note obligations	$—	$—	$—	$—	$—	$150,000	$150,000
Revolving line of credit	—	—	—	—	140,306	—	140,306
Notes payable	4,286	—	—	—	—	—	4,286
Interest on senior debt obligations and notes payable(1)	23,830	23,830	23,830	23,830	15,368	22,500	133,188
Operating leases	8,948	6,132	4,466	2,616	1,122	623	23,907

Total contractual cash obligations	$37,064	$29,962	$28,296	$26,446	$156,796	$173,123	$451,687

(1)	Interest in respect of our senior credit facility and notes payable is calculated assuming outstanding balance and the current average borrowing rate at January 31, 2008 remain unchanged over the term of the facilities.
Recent Accounting Pronouncements
     In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”). This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” The interpretation prescribes a recognition threshold and measurement attribute for a tax position taken or expected to be taken in a tax return and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. We are currently operating as a limited liability corporation and income is reported for tax purposes through our shareholders (except for the Texas Margins tax and foreign taxes reported at the entity level). Therefore, the adoption of FIN 48 on February 1, 2007 did not have a material impact on our consolidated operating results or financial position.
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 establishes a framework for fair value measurements in the financial statements by providing a single definition of fair value, provides guidance on the methods used to estimate fair value and increases disclosures about estimates of fair value. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The adoption of SFAS 157 on February 1, 2008 is not expected to have a material impact on our consolidated financial position, cash flows, and results from operations.
     In February 2007, the FASB issued FAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115” (“SFAS 159”). This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This statement is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for financial instruments. This statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The adoption of SFAS 159 on February 1, 2008 is not expected to have a material impact on our consolidated financial position, cash flows, and results from operations.
     In December 2007, the FASB issued SFAS No. 141R, “Business Combinations,” (“SFAS 141R”). SFAS 141R provides guidance on how acquirers recognize and measure the consideration transferred, identifiable assets acquired, liabilities assumed, non-controlling interests and goodwill acquired in a business combination. SFAS 141R also expands required disclosures surrounding the nature and financial effects of business combinations. SFAS 141R is effective prospectively for fiscal years beginning after December 15, 2008. The adoption of SFAS 141R on February 1, 2009 is expected to impact certain aspects of our accounting for any future acquisitions or other business combinations which may be consummated, including the determination of fair values assigned to certain purchased assets and liabilities.
ITEM 7A. Quantitative and Qualitative Disclosure About Market Risk
     We are exposed to certain market risks as part of our ongoing business operations, including risks from changes in interest rates and commodity prices, which could impact our financial condition, results of operations and cash flows. We plan to manage our exposure to these and other market risks through regular operating and financing activities and on a limited basis, the use of derivative financial instruments. We intend to use such derivative financial instruments as risk management tools and not for speculative investment purposes. As of January 31, 2008, we have no derivative financial instruments in use.
Foreign Exchange Risk
     Our international subsidiaries in Colombia and Venezuela transact most of their business in their respective local currencies, while Canada conducts its business in both Canadian and US dollars. While local currency transactions arising from our Canadian operations represented less than 9.0% of our revenue stream during Fiscal 2007, our results of operations were not significantly impacted by changes in currency exchange rates. Transactions denominated in local currencies generated by our Colombian and Venezuelan subsidiaries comprised less than 3% of our revenue, resulting in insignificant impacts to our results of operations from fluctuation of these foreign currencies against the U.S. dollar.
Interest Rate Risk
     We use variable-rate debt to finance certain of our operations and capital expenditures. Assuming the entire $250.0 million revolving credit facility was drawn, each quarter point change in interest rates would result in a $0.6 million change in annual interest expense.
ITEM 8. Financial Statements and Supplementary Data
     The information required by this item is incorporated by reference to the Consolidated Financial Statements beginning on Page F-1.
ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
     None.
ITEM 9A. Controls and Procedures
     We maintain a system of controls and procedures designed to provide reasonable assurance as to the reliability of our consolidated financial statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. We evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e) under supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, as of the end of the period covered by this Form 10-K, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in alerting them, in a timely manner, to material information required to be included in our periodic Securities and Exchange Commission filings.  There have been no changes in our internal control over financial reporting during the fiscal year ended January 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events.
ITEM 9A(T). Controls and Procedures
     This Annual Report does not include management’s report on internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies. See Item 9A above for a description of our controls and procedures.
ITEM 9B. Other Information
     None.

PART III
ITEM 10. Directors and Executive Officers of the Registrant
Executive Officers and Directors
     The following table sets forth information with respect to our directors and executive officers as of April 28, 2008.

Name	Age	Position(s)
Hushang Ansary	80	Chairman of the Board of Directors
Robert L. Hargrave	66	Chief Executive Officer and Director
Gary W. Stratulate	51	President, Chief Operating Officer and Director
Jeffery W. Merecka	41	Vice President, Chief Financial Officer and Secretary
Kenneth W. Simmons	52	Vice President, Domestic Sales and Aftermarket
Nina Ansary	41	Director
Frank C. Carlucci	77	Director and Vice Chairman
James W. Crystal	70	Director
Jack F. Kemp	72	Director
John D. Macomber	80	Director
Stephen Solarz	67	Director
     Hushang Ansary (Chairman). Mr. Ansary is a Houston oil industry entrepreneur and philanthropist. He has been our Chairman of the Board since January 2006. He has served as Chairman of the Board of Parman Capital Group LLC, a privately held investment company, since December 2005 and is our principal shareholder. From June 2000 to November 2005, Mr. Ansary was a private investor. Mr. Ansary was Chairman and Chief Executive Officer of IRI International Corporation (IRI), a New York Stock Exchange oilfield equipment company, from March 1995 to June 2000 prior to the merger of IRI with National Oilwell, Inc. on the Board of which Mr. Ansary served from June 2000 to March 2005. Mr. Ansary is a former Economic and Finance Minister of Iran, Iranian Ambassador to the United States and Chairman/CEO of National Iranian Oil Company. Mr. Ansary is also Chairman of the Supervisory Board of Banco di Caribe N.V. and of SunResorts Ltd., N.V.
     Robert L. Hargrave (Chief Executive Officer and Director). Mr. Hargrave has been our Chief Executive Officer since January 2007. Prior to that, he was a private entrepreneur for the preceding seven years. He also served as President and Chief Executive Officer of Stewart & Stevenson Services, Inc. from 1997 to 1999 and the Chief Financial Officer from 1983 to 1997. Mr. Hargrave served as Vice Chairman and Chief Financial Officer at IRI International Corporation, a New York Stock Exchange oilfield equipment company from 1999 to 2000.
     Gary W. Stratulate (President, Chief Operating Officer and Director). Mr. Stratulate has been our President and Chief Operating Officer since January 2006 and was elected to our board of directors in March 2006. Mr. Stratulate was President of Rig Solutions—Eastern Hemisphere of National Oilwell Varco, Inc., an oilfield equipment company, from June 2002 to March 2005. At National Oilwell Varco, Inc., Mr. Stratulate served as Executive Vice President and Assistant to the Chairman of the Board and CEO from March 2005 to January 2006. Mr. Stratulate also served as President of Rig Systems and Controls from July 2000 to May 2002.
     Jeffery W Merecka (Vice President, Chief Financial Officer and Secretary). Mr. Merecka has been our Vice President and Chief Financial Officer since October 2006. Mr. Merecka has also assumed the duties of Chief Accounting Officer. He served as our Vice President—Office of the Chairman from January 2006 to October 2006, and has also been our Secretary since January 2007. At Stewart & Stevenson Services, Inc., Mr. Merecka was Vice President of Finance for the Engineered Products Division from November 2001 to January 2006, General Manager of the Oiltool Products Division from April 2001 to October 2001 and Controller of the Petroleum Equipment Division from May 1993 to March 2001.

     Kenneth W. Simmons, Jr. (Vice President, Domestic Sales and Aftermarkets). Mr. Simmons has been our Vice President, Domestic Sales and Aftermarkets since November 2006; prior to that he served as Vice President of North Region Distribution and Rental Operations from January 2006 to October 2006. At Stewart & Stevenson Services, Inc., Mr. Simmons was Vice President of North Region Distribution and Rental Operations from January 2005 to January 2006 and Regional Operations Manager from August 2003 to December 2004. Prior to employment with Stewart & Stevenson, Mr. Simmons was Chief Operating Officer of USA Compression from March 2001 to March 2003.
     Nina Ansary (Director). Ms. Ansary has been a member of our board of directors since January 2006. Since April 1997, she has served as President of The Ansary Foundation, which undertakes philanthropic endeavors. Ms. Ansary is the daughter of Mr. Ansary, our Chairman of the Board of Directors.
     Frank C. Carlucci (Director and Vice Chairman). Mr. Carlucci has been a member of our board of directors since January 2006 and was appointed Vice Chairman of our board of directors in March 2006. Mr. Carlucci is currently retired but, from 1993 to January 2003, was Chairman of The Carlyle Group, a private equity firm. Mr. Carlucci served in various capacities in the U.S. Government, including Deputy Secretary of Defense, National Security Advisor and Secretary of Defense. Mr. Carlucci currently serves on the board of directors of SunResorts Ltd., N.V., is a member of the Supervisory Board of Banco di Caribe N.V. and is a Trustee of the RAND Corporation.
     James W. Crystal (Director). Mr. Crystal has been a member of our board of directors since March 2006. Since 1958, Mr. Crystal has been Chairman and Chief Executive Officer of Frank Crystal & Company, an insurance brokerage firm, is a member of the Supervisory Board of Banco di Caribe N.V. and is Vice Chairman and Trustee of Mount Sinai Medical Center, Inc., a medical service provider. Mr. Crystal also serves on the board, and is a member of the audit committee, of Blockbuster LLC, an in-home movie and game entertainment provider.
     Jack F. Kemp (Director). Mr. Kemp has been a member of our board of directors since January 2006. Mr. Kemp is Chairman of Kemp Partners, a strategic consulting firm he founded in July 2002. From July 2004 to February 2005, Mr. Kemp was Co-Chairman of FreedomWorks Empower America, a non-profit, grassroots advocacy organization. From January 1993 to July 2004, Mr. Kemp was Co-Director of Empower America, which merged with Citizens for a Sound Economy to form FreedomWorks Empower America. Mr. Kemp served as a member of Congress for 18 years and as Secretary of the Department of Housing and Urban Development from February 1989 to January 1993. Mr. Kemp also serves on the boards of directors of Oracle Corporation, Hawk Corporation and Six Flags, Inc. and is a member of the Supervisory Board of Banco di Caribe N.V.
     John D. Macomber (Director). Mr. Macomber has been a member of our board of directors since January 2006. He has been a Principal of JDM Investment Group, a private investment firm, since 1992. He was Chairman and President of the Export-Import Bank of the U.S. from 1989 to 1992, Chairman and Chief Executive Officer of Celanese Corporation from 1973 to 1986 and a Senior Partner at McKinsey & Company from 1954 to 1973. Mr. Macomber is Chairman of The Council for Excellence in Government and Vice Chairman of The Atlantic Council. He has been a Director of Lehman Brothers Holdings Inc. since 1994 and is a member of the Supervisory Board of Banco di Caribe N.V.
     Stephen Solarz (Director). Mr. Solarz has been a member of our board of directors since January 2006. He has been the President of Solarz Associates, an international consulting firm, since January 1993 and also serves as a Senior Counselor to APCO Associates since 1994, a public affairs firm. Mr. Solarz was elected to the U.S. Congress in 1974 and was re-elected eight times.

Director Independence
     Our board of directors has determined that each of Messrs. Carlucci, Crystal, Kemp, Macomber and Solarz is an “independent” director within the meaning of the applicable rules of the SEC.
Board Committees
Executive Committee
     Our executive committee currently consists of Mr. Hushang Ansary, as Chairman, Ms. Nina Ansary, Mr. Frank C. Carlucci and Mr. John D. Macomber. Except as limited by Delaware law, the executive committee will exercise the authority of our board of directors when the full board of directors is not in session.
Audit Committee
     The members of the audit committee are Mr. James W. Crystal, who serves as the audit committee financial expert and as the Chairman of the committee, Mr. Frank C. Carlucci and Mr. Stephen Solarz. This committee is concerned primarily with the accuracy and effectiveness of the audits of our financial statements by our internal audit staff and by our independent auditors. Its duties include:
•	selecting independent auditors;

•	reviewing the scope of the audit to be conducted by them, as well as the results of their audit;

•	approving non-audit services provided to us by the independent auditor;

•	reviewing the organization and scope of our internal system of audit, financial and disclosure controls;

•	appraising our financial reporting activities, including our annual report, and the accounting standards and principles followed; and

•	conducting other reviews relating to compliance by our employees with our policies and applicable laws.
Compensation Committee
     Our compensation committee currently consists of Mr. John D. Macomber, as Chairman, Mr. Hushang Ansary and Mr. Jack F. Kemp. Our compensation committee reviews and recommends policy relating to compensation and benefits of our directors and executive officers, including evaluating executive officer performance, reviewing and approving executive officer compensation, reviewing director compensation, making recommendations to the board with respect to the approval, adoption and amendment of incentive compensation plans, administering equity-based incentive compensation and other plans and reviewing executive officer employment agreements and severance arrangements.
Compensation Committee Interlocks and Insider Participation
     None of our executive officers has served as a member of a compensation committee (or if no committee performs that function, the board of directors) of any other entity that has an executive officer serving as a member of our compensation committee.

Director Compensation
     Directors who are also full-time officers or employees of our company receive no additional compensation for serving as directors. All other directors receive an annual retainer of $60,000. Each non-employee director also receives an annual fee of $10,000 for serving as the chair of a standing committee, with the exception of the chair of the audit committee, who receives an annual fee of $15,000. In addition, each director who otherwise serves on a committee receives an annual fee of $5,000. For a discussion of equity awards made to our non-executive directors in anticipation of our initial public offering, see “See Item 11. Executive Compensation — Compensation Components—2007 Incentive Compensation Plan.”
Code of Ethics
     In Fiscal 2007, we adopted our corporate code of business conduct and ethics which describes the basic principles of conduct of our officers, directors and employees. We will provide to any person without charge, upon written request, a copy of our corporate code of business conduct and ethics. Requests should be directed to Stewart & Stevenson LLC, 1000 Louisiana, Suite 5900, Houston, TX 77002, Attention Jeffery Merecka.
ITEM 11. Executive Compensation
     The primary objectives of our compensation policies with respect to executive compensation are to attract and retain the best possible executives to lead us and to properly motivate these executives to perform at the highest levels of which they are capable. Compensation levels established for our executives are designed to promote loyalty and long-term commitment to us and the achievement of our goals, to motivate the best possible performance and to award achievement of budgetary goals to the extent such responsibility is within the executive’s job description. We have a written employment agreement with Mr. Ansary. However, none of our other executive officers are party to written or unwritten employment agreements or severance or change in control arrangements with us.
     Our compensation committee is responsible for reviewing, and modifying when appropriate, the overall goals and objectives of our executive compensation programs, as well as our levels of compensation. In addition, our compensation committee is responsible for evaluating the performance of each of our executive officers and approving the compensation level of each of our executive officers.
Compensation Components
     Executive compensation consists of the following:
     Base Salary
     The primary component of compensation of our executives is base salary. We believe that the base salary element is required in order to provide our executive officers with a stable income stream that is commensurate with their responsibilities and the competitive market conditions. The base salary levels of our executives with respect to Fiscal 2007 were established based upon: (i) the individual’s particular background and circumstances, including experience and skills, (ii) our knowledge of competitive factors within the industry in which we operate, (iii) the job responsibilities of the individual, (iv) our expectations as to the performance and contribution of the individual and our judgment as to the individual’s potential future value to us and (v) existing base salary levels. In establishing the current base salary levels, we did not engage in any particular benchmarking activities or engage any outside compensation advisors. Base salaries remained unchanged from the end of Fiscal 2006 to Fiscal 2007. We expect that in future years, base salary levels will be established based upon these factors as well as additional factors including prior year’s performance, the individual’s length of service to us and other elements. For Fiscal 2007, as in Fiscal 2006, the base salary for Mr. Ansary, our chairman of the board of directors and of the executive committee and our founder, was significantly higher than that of our other executive officers. Mr. Ansary determines our overall strategy and direction. Mr. Ansary has a major role in the creation of our organic and acquisitive growth opportunities, including execution of the Crown Acquisition, expanding our international presence, enhancing our productivity and the overall achievement of our global strategic objectives. Mr. Ansary’s base compensation for Fiscal 2007 of $2.5 million was established in light of his unique role in our company and that level of compensation was agreed to as part of the terms of our senior credit facility. Pursuant to the terms of our senior credit facility, Mr. Ansary’s total compensation for any fiscal year commencing in Fiscal 2007 may not exceed $5,000,000, provided that after consummation of an initial public equity offering, any change in Mr. Ansary’s total compensation will be subject only to the approval of our board of directors. We have entered into an employment agreement with Mr. Ansary pursuant to which Mr. Ansary’s annual base salary will continue to be not less than $2.5 million.

Bonus
     We pay our executives a cash bonus. This bonus is discretionary but is based on the following factors:
(a)	the achievement of an EBITDA goal established specifically for the purpose of qualifying the named executive officers for a cash bonus;

(b)	the scope of each individual’s responsibilities;

(c)	the efforts of each individual during the fiscal year; and

(d)	the importance of retaining qualified executives in a competitive market.
     In determining discretionary bonuses, we do not employ any formula, nor do we assign a particular weight to any factor. In addition, we do not make qualitative comparisons (or employ other comparative benchmarks) among or between the named executive officers. Our annual bonuses are designed to reward our executive officers for their performance during the most recent year. We believe that these bonuses provide a significant incentive to our executives towards our company-level objectives. Thus, we believe that our bonus program provides an important motivating factor, as well as an incentive to attract and retain our executive officers. Our bonus program does not guaranty any amount, or limit the amount, that may be awarded to any executive, nor does it currently provide for the establishment of any bonus pool or other means by which the overall total bonus payments to executives is set.
     Our EBITDA of $120.7 million for organic operations (not including the effects of any acquisition transactions or discontinued operations or extraordinary or non-recurring items) in Fiscal 2007 exceeded the EBITDA target of $108.0 million set for the determination of bonuses to the named executives. Such bonuses are discretionary. Therefore, as previously disclosed, there is no guarantee that any named executive officer will receive a bonus for Fiscal 2007. No determination has, as yet, been made on awarding of the discretionary bonus to the named executives for Fiscal 2007.
     In Fiscal 2008, bonuses will be awarded pursuant to our 2007 incentive compensation plan and may be subject to an EBITDA target from organic operations or another performance measurement. As of the date of this filing, a target for Fiscal 2008 has not been established. If and when it is established, this threshold will be solely for the purpose of qualifying the named executive officers for cash bonus awards and will not represent our performance expectation for Fiscal 2008, and therefore in no way should be construed as earnings guidance. This threshold, if established, will be a Company-level performance objective, and will not represent a target for any individual executive officer that will be a basis for a Fiscal 2008 bonus. Furthermore, as stated above, our bonuses are discretionary, so even if our Fiscal 2008 performance meets, or even exceeds, this threshold, there is no guarantee that any named executive officer (or the named executive officers as a group) will receive a bonus for Fiscal 2008. If our Fiscal 2008 performance achieves the target, if established, bonuses for the named executive officers will be determined on a discretionary basis, taking into account the factors (b), (c) and (d) set forth in the third preceding paragraph above.

401(k) Plan
     We maintain a retirement savings plan, or a 401(k) Plan, for the benefit of all eligible employees. Currently, employees may elect to defer their compensation up to the statutorily prescribed limit. We match 50% of employee contributions to the 401(k) Plan, capped at 6% of the employee’s salary. An employee’s interests in his or her deferrals are 100% vested when contributed. The 401(k) Plan is intended to qualify under Sections 401(a) and 501(a) of the Internal Revenue Code. As such, contributions to the 401(k) Plan and earnings on those contributions are not taxable to the employees until distributed from the 401(k) Plan, and all contributions are deductible by us when made. We provide this benefit to our executive officers because it is a benefit we provide to all of our eligible employees and it is provided to our executive officers on the same basis as all other eligible employees.
Executive Officer Benefits
     We also currently provide our executive officers with the following benefits: (i) payment of life insurance premiums, (ii) payment of medical insurance premiums, (iii) accidental death and dismemberment insurance, (iv) long term disability insurance and (v) payment of parking expenses at our headquarters. We provide these benefits as we feel they are appropriate for executives providing the level of service our executive officers provide to us and are consistent with, and comparable to, the types and levels of benefits generally provided in the marketplace.
2007 Incentive Compensation Plan
     On September 5, 2007, our board of directors adopted the 2007 Incentive Compensation Plan (“incentive plan”), The incentive plan received the required approval of a majority of our unit holders and became effective on September 27, 2007. The purpose of the incentive plan is to attract, reward and retain qualified personnel, and to provide incentives for our directors, officers and employees to set forth maximum efforts for the success of our business. Our incentive plan permits the granting of awards in the form of options to purchase common stock, stock appreciation rights, restricted shares of common stock, restricted stock units, performance shares, performance units and senior executive plan bonuses (which may be in shares of common stock and/or cash).
     Subject to certain adjustments that may be required from time to time to prevent dilution or enlargement of the rights of participants in the incentive plan, a maximum of 2,500,000 shares (which may be in the form of units prior to our conversion to a corporation) will be available for grants of all equity awards under the incentive plan. The shares of common stock to be issued under the incentive plan consist of authorized but unissued shares of our common stock. If any shares are subject to an award that expires or are forfeited, then such shares will, to the extent of any forfeiture or termination, again be available for making awards under the incentive plan. To the extent any awards granted are subject to the achievement of a performance goal in respect of a fiscal year or other period, upon the occurrence of a change of control during the period, the performance goal shall be deemed satisfied.
     The performance goals applicable to any award under the incentive plan in respect of any participant who is or is likely to become a “covered employee” within the meaning of Section 162(m) of the Internal Revenue Code will be based on specified levels of, growth in, or performance relative to peer company or peer company group performance in one or more of the following categories (excluding extraordinary or nonrecurring items unless otherwise specified):(a) profitability measures; (b) revenue, sales and same store sales measures; (c) business unit performance; (d) leverage measures; (e) stockholder return; (f) expense management; (g) asset and liability measures; (h) individual performance; (i) supply chain efficiency; (j) customer satisfaction; (k) productivity measures; (l) cash flow measures; (m) return measures; and (n) product development and/or performance.
     Awards under the incentive plan are subject to the following limitations: (A) the maximum number of shares of common stock that (i) may be subject to stock options or appreciation rights granted to a participant during any calendar year may not exceed 400,000 shares plus an additional 100,000 shares in respect of a participant who has not previously been employed by us and (ii) may be subject to performance shares, restricted shares or restricted stock units granted to a participant during any calendar year may not exceed 200,000 shares plus an additional 50,000 shares in respect of a participant who has not previously been employed by us and (B) the maximum aggregate cash value of payments to any participant for any performance period pursuant to an award of performance units and the payment of a senior executive plan bonus to any participant in respect of any fiscal year may not in either case exceed 2% of EBITDA (excluding the effects of discontinued operations or extraordinary or non-recurring items).

     Our compensation committee administers the incentive plan. The compensation committee has the ability to: select individuals to receive awards; select the types of awards to be granted; determine the terms and conditions of the awards, including the number of shares, the purchase price or exercise price of the awards, if any, and restrictions and performance goals, if any, relating to any award; establish the time when the awards and/or restrictions become exercisable, vest or lapse; and make all other determinations deemed necessary or advisable for the administration of the plan.
     While our board of directors may terminate or amend the incentive plan at any time, no amendment may adversely impair the rights of grantees with respect to outstanding awards. In addition, an amendment will be contingent on approval of our stockholders to the extent required by law. Unless terminated earlier, the incentive plan will terminate on the tenth anniversary of the date on which it was approved by our stockholders, after which no further awards may be made under the incentive plan, but will continue to govern unexpired awards.
Summary Compensation Table
     We consummated the SSSI Acquisition on January 23, 2006 and, as a result, we conducted operations for only one week of Fiscal 2005. As a result, individual compensation information paid by Stewart & Stevenson LLC to our named executive officers during that one week period is not material. The following table sets forth the compensation of our most highly compensated executive officers, which include our chief executive officer, for Fiscal 2006 and Fiscal 2007. We refer to these individuals as our named executive officers.

					Equity	All Other
Name and Principal Position	Year	Salary		Bonus(2)	Awards	Compensation(3)	Total(2)
Hushang Ansary	2007	$2,500,000		$—	$—	$19,372	$2,519,372
Chairman of the Board of Directors and of the Executive Committee	2006	$2,500,000		—	—	8,604	2,508,604
Robert L. Hargrave	2007	600,000		—	—	18,679	618,679
Chief Executive Officer and Director	2006	43,846	(1)	—	—	913	44,759
Gary W. Stratulate	2007	500,000		—	1,122,000	25,482	1,647,482
President, Chief Operating Officer and Director	2006	461,538		500,000	2,224,000	20,009	3,205,547
Jeffery W. Merecka	2007	225,000		—	—	19,217	244,217
Vice President, Chief Financial Officer and Secretary	2006	188,462		300,000	—	10,934	499,396
Kenneth W. Simmons	2007	200,000		—	—	12,882	212,882
Vice President – Domestic Sales & Aftermarket	2006	164,885		168,852	—	20,305	354,042

(1)	Mr. Hargrave became our chief executive officer on January 21, 2007 and, prior to such time, was not employed by us.

(2)	Bonus amounts for our executive officers for Fiscal 2007 have not been determined.

(3)	Consists of executive officer benefits listed above and 401(k) matching contributions.
Equity Awards
     In connection with the adoption and approval of the incentive plan and in anticipation of an initial public equity offering, the compensation committee of the board, which has the responsibility to administer the incentive plan, made certain grants of restricted shares to the Company’s non-executive directors (Ms. Ansary and Messrs. Carlucci, Crystal, Kemp, Macomber and Solarz and until April 2008, Mr. Zarb) and certain members of the Company’s senior executive management (Messrs. Hargrave and Merecka). The grants to the seven non-executive directors consist of 60,000 restricted shares vesting in five (5) 12,000 share tranches, with each such tranche vesting upon board service for a complete fiscal year. The above-listed directors, other than Mr. Zarb, completed their second fiscal year of board service on January 31, 2008. Mr. Zarb completed his first fiscal year of service on that date. If a director shall serve for only part of a fiscal year, the tranche of restricted shares that would be vested at the end of such fiscal year shall vest pro rata, based on the number of days served. The grant to Mr. Hargrave consists of 60,000 restricted shares vesting in five (5) 12,000 share tranches, with each such tranche vesting upon employment for a complete fiscal year. Mr. Hargrave completed his first fiscal year of service on January 31, 2008. The grant to Mr. Merecka consists of 50,000 restricted shares vesting in five (5) 10,000 share tranches, with each such tranche vesting upon employment for a complete fiscal year. Mr. Merecka completed his second fiscal year of service on January 31, 2008. The latter two grants are subject to the achievement of net pre-tax income growth in the relevant fiscal year that exceeds the median net pre-tax income growth of a peer group of companies consisting of Schlumberger, Ltd., National Oilwell Varco, Inc., Weatherford International Ltd., Cameron International Corp. and BJ Services Company. For Fiscal 2007, net pre-tax growth for the Company exceeded the peer group’s median pre-tax growth. One-time, non-recurring, non-operational gains or charges to income taken by the Company or any member of the designated peer group that are publicly reported will be excluded. The latter two grants are also subject to acceleration in the case of an executive’s death or disability. All grants are subject to (i) the completion of an initial public equity offering, and (ii) accelerated vesting upon a change-in-control of the Company.
Units Vested During Fiscal 2007

	Equity Awards
	Number of
	Units Acquiring	Value Realizable
Name of Executive Officer	on Vesting	on Vesting
Gary W. Stratulate	22	1,122,000
Director Compensation
     Directors who are also full-time officers or employees of our company receive no additional compensation for serving as directors. All other directors receive an annual retainer of $60,000. For a discussion of equity awards made to our non-executive directors in anticipation of our initial public offering, see “— Equity Awards.” Each non-employee director also receives an annual fee of $10,000 for serving as the chair of a standing committee, with the exception of the chair of the audit committee, who receives an annual fee of $15,000. In addition, each director who otherwise serves on a committee receives an annual fee of $5,000. The following table sets forth compensation earned by our non-employee directors in Fiscal 2007.

		Fees Earned or
Name	Year	Paid in Cash	Total
Nina Ansary	2007	$65,000	$65,000
	2006	61,250	61,250
Frank C. Carlucci	2007	70,000	70,000
	2006	62,500	62,500
James W. Crystal	2007	75,000	75,000
	2006	63,750	63,750
Jack F. Kemp	2007	65,000	65,000
	2006	61,250	61,250
John D. Macomber	2007	65,000	65,000
	2006	61,250	61,250
Stephen Solarz	2007	65,000	65,000
	2006	61,250	61,250
Frank G. Zarb(1)	2007	70,000	70,000
	2006	17,500	17,500

(1)	Mr. Zarb joined our board of directors in October 2006 and resigned effective April 25, 2008.
ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
     The following table sets forth certain information as of April 29, 2008 regarding the beneficial ownership of our outstanding common equity, by:
•	each person or entity known by us to beneficially own more than 5% of our outstanding common stock;

•	each of our directors and named executive officers; and

•	all of our directors and executive officers as a group.
     Beneficial ownership of shares is determined under rules of the SEC and generally includes any shares over which a person exercises sole or shared voting or investment power. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options held by that person that are currently exercisable or exercisable within 60 days of April 29, 2008 are deemed outstanding. These shares, however, are not deemed outstanding for the purposes of computing the percentage ownership of any other person. Except as indicated in the footnotes to this table and as provided pursuant to applicable community property laws, the stockholders named in the table have sole voting and investment power with respect to the shares set forth opposite each stockholder’s name. Unless otherwise indicated, the address for each of the individuals listed below is: c/o Stewart & Stevenson LLC, 1000 Louisiana St., Suite 5900, Houston, Texas 77002.

	Number of units beneficially
	owned
	Number of
Name and address of beneficial owner	units	Percentage
Parman Capital Group LLC(1)	62,749,950	62.75%
EC Investments B.V.(2)	23,081,538	23.08%
BDC Investments B.V.(2)	1,923,462	1.92%
Banco di Caribe N.V.(3)	25,005,000	25.00%
Hushang Ansary(3)(4)	62,749,950	62.75%
Robert L. Hargrave	—	—
Gary W. Stratulate	1,000,050	1.00%
Jeffery W. Merecka		—
Nina Ansary	6,000,000	6.00%
Frank C. Carlucci(3)(5)	5,250,000	5.25%
James W. Crystal(3)	—	—
Jack F. Kemp(3)	—	—
John D. Macomber(3)	—	—
Stephen Solarz	—	—
All directors and executive officers as a group (12 persons)	75,000,000	75.00%

(1)	Mr. Hushang Ansary is the sole member of Parman Capital Group LLC and has sole voting and dispositive power with respect to the shares held by Parman Capital Group LLC.

(2)	EC Investments B.V. is indirectly 93.9% owned and BDC Investments B.V. is 100% indirectly owned by Banco di Caribe N.V. (the “Bank”). Mr. Gijsbert van Doorn, the chief executive officer of EC Investments B.V., has sole voting and dispositive power with respect to the shares held by EC Investments B.V. Mr. Steven C. Graybill, the chief executive officer of BDC Investments B.V., has sole voting and dispositive power with respect to the shares held by BDC Investments B.V.

(3)	Shares beneficially owned by the Bank reflect beneficial ownership of shares held by EC Investments B.V. and BDC Investments B.V. Mr. Hushang Ansary is chairman of the Supervisory Board of the Bank and of a private investment company that owns a controlling interest in the Bank. Messrs. Carlucci, Crystal, Kemp and Macomber are also members of the Supervisory Board of the Bank. Each of Messrs. Ansary, Carlucci, Crystal, Kemp and Macomber disclaim beneficial ownership of such shares.

(4)	Reflects beneficial ownership of shares held by Parman Capital Group LLC.

(5)	Reflects shares held by Frank C. Carlucci III Revocable Trust.

ITEM 13. Certain Relationships and Related Transactions
     James W. Crystal, a member of our board of directors, is also the Chairman and Chief Executive Officer of Frank Crystal & Company, Inc., an insurance brokerage firm. In Fiscal 2007 and Fiscal 2006, we purchased insurance coverage through Frank Crystal & Company, Inc., generating commissions to Frank Crystal and Company, Inc. of $535,568 and $491,507, respectively. The purchase of this coverage was negotiated on an arm’s length basis and we believe that the premium was within the range of market prices for similar types of insurance coverage. We currently anticipate that we will continue to procure insurance from Frank Crystal & Company, Inc.
     In 2006, we paid ESI Properties LLC, an affiliate of Mr. Ansary, $931,000 as reimbursement for expenses incurred by us in connection with the SSSI Acquisition, consisting of $110,000 for air travel, at cost, $21,000 for other travel expenses, at cost, and $800,000 for legal expenses paid. In addition, we also paid ESI Properties LLC $1,750,000 to acquire from it, at cost, fractional ownership of aircraft and $600,000 to acquire from it, at net book value, office furnishings and equipment. The reimbursed amounts reflect costs actually incurred for services provided by third parties. We believe the price paid for the assets acquired was comparable to the price that would have been obtained from third parties. As ESI Properties LLC is wholly-owned by Mr. Ansary, the dollar value to Mr. Ansary of the amount paid to ESI Properties LLC is equal to the entire amount paid. We do not currently anticipate that we will engage in similar transactions with Mr. Ansary or his affiliates in the future.
     The Company’s current practice with respect to related party transactions is as follows: (i) transactions with a value not exceeding $10,000 are subject to approval by our Chairman (other than transactions in which our Chairman is party), (ii) transactions in which our Chairman is party or transactions with a value in excess of $10,000 and not exceeding $100,000 are subject to approval by our Executive Committee (excluding, as appropriate, the participation of the member of the Executive Committee party to such transactions) and (iii) all other transactions are subject to approval of our Board of Directors.
ITEM 14. Principal Accountant Fees and Services
     Ernst and Young LLP, an independent registered public accounting firm, served as our auditors for Fiscal 2007 and Fiscal 2006.

	Year Ended	Year Ended
	January 31, 2008	January 31, 2007
Audit Fees	$2,508,503	$1,095,964
Audit-Related Fees	110,000	264,624
Tax Fees	11,110	71,576

Total	$2,629,613	$1,432,164

     The nature of each category of fees is described below:
Audit Fees
     Audit fees relate to the audit of our consolidated financial statements, the reviews of quarterly reports on Form 10-Q, the review of the annual report on Form 10-K and assistance with SEC filings including consent and comfort letters.
Audit-Related Fees
     Audit-related fees in Fiscal 2007 and 2006 include fees for due diligence related to acquisition transactions and accounting consultations.
Tax Fees
      Tax fees relate to tax compliance, tax advice and tax planning services.

     Our audit committee appoints our independent auditors.  The audit committee is solely and directly responsible for the approval of the appointment, re-appointment, compensation and oversight of our independent auditors.  The audit committee approves in advance all work to be performed by the independent auditors. Our audit committee has determined that the services provided by Ernst & Young LLP do not impair its independence from us.
PART IV
ITEM 15. Exhibits and Financial Statement Schedules
(1)	Financial Statements
     The Consolidated Financial Statements of Stewart & Stevenson LLC and its subsidiaries and the Report of Independent Registered Public Accounting Firm are included in this Form 10-K beginning on page F-1:
(2)	Financial Statement Schedules
     All schedules required by Regulation S-X have been omitted as not applicable or not required, or the information required has been included in the Notes to the financial statements.
(3)	Index to Exhibits

Number	Description

3.1	Stewart & Stevenson LLC’s Certificate of Formation. (Filed as Exhibit 3.1 to the Registrant’s Registration Statement on Form S-4 filed on February 2, 2007 (File No. 333-140441) and incorporated herein by reference.)

3.2	Stewart & Stevenson LLC’s Operating Agreement. (Filed as Exhibit 3.7 to the Registrant’s Registration Statement on Form S-4 filed on February 2, 2007 (File No. 333-140441) and incorporated herein by reference.)

10.1	Indenture dated as of July 6, 2006, among Stewart & Stevenson LLC, Stewart & Stevenson Corp., the Subsidiary Guarantors (as defined therein) and Wells Fargo Bank, National Association. (Filed as Exhibit 10.1 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 filed on February 1, 2007 (File No. 333-138952) and incorporated herein by reference.)

Number	Description

10.2	Second Amended and Restated Credit Agreement dated as of February 13, 2007 by and among, Stewart & Stevenson LLC, Stewart & Stevenson Distributor Holdings LLC, Stewart & Stevenson Power Products LLC, Stewart & Stevenson Petroleum Services LLC, Stewart & Stevenson Funding Corp., S&S Agent LLC, the Canadian Borrowers party thereto, the lenders party thereto, JPMorgan Chase Bank, N.A. as Administrative Agent and as U.S. Collateral Agent, JPMorgan Chase Bank, NA, Toronto Branch as Canadian Administrative Agent and as Canadian Collateral Agent and JPMorgan Chase Bank, N.A., as Export-Related Lender. (Filed as Exhibit 10.1 to Amendment No. 1 to the Registrant’s Registration Statement of Form S-4 filed on February 28, 2007 (File No. 333-140441) and incorporated herein by reference.)

10.3	Asset Purchase Agreement, dated as of October 24, 2005, by and among Stewart & Stevenson Services, Inc., IPSC Co. Inc., Stewart & Stevenson Holdings, Inc., Stewart & Stevenson De Las Americas, Inc., Stewart & Stevenson International, Inc., Stewart & Stevenson Power, Inc., S&S Trust and Hushang Ansary. (Filed as Exhibit 10.3 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 filed on February 1, 2007 (File No. 333-138952) and incorporated herein by reference.)

10.4	Asset Purchase Agreement, dated as of September 27, 2005, by and among Stewart & Stevenson Services, Inc., Stewart & Stevenson Petroleum Services, Inc., Stewart & Stevenson International, Inc., Sierra Detroit Diesel Allison, Inc., S&S Trust and Hushang Ansary. (Filed as Exhibit 10.4 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 filed on February 1, 2007 (File No. 333-138952) and incorporated herein by reference.)

10.5	Asset Purchase Agreement dated February 25, 2007 by and among Stewart & Stevenson LLC, Crown Energy Technologies Inc., Crown Energy Technologies, Inc., Crown Energy Technologies (Oklahoma) Inc., Crown Energy Technologies (Odessa) Inc., Crown Energy Technologies (Victoria) Inc., Crown Energy Technologies (Casper) Inc., Crown Energy Technologies (Bakersfield), Inc., Rance E. Fisher, and Todd E. Fisher. (Filed as Exhibit 10.4 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-4 filed on February 28, 2007 (File No. 333-140441) and incorporated herein by reference.)

10.6	Stewart & Stevenson 2007 Incentive Compensation Plan. (Filed as Exhibit 10.7 to Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 filed on September 28, 2007 (File No. 333-138952) and incorporated herein by reference.)

10.7	Employment Agreement, dated as of November 6, 2007, between Stewart & Stevenson LLC and Hushang Ansary. (Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on November 13, 2007 and incorporated by reference.)

21.1	Subsidiaries of the Registrant. (Filed as Exhibit 21.1 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-4 filed on February 28, 2007 (File No. 333-140441) and incorporated herein by reference.)

23.1	Consent of Ernst & Young LLP.

31.1	Rule 13a-14(a)/15d-14(a) certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Rule 13a-14(a)/15d-14(a) certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Section 1350 certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Section 1350 certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Stewart & Stevenson LLC
By:	/s/ JEFFERY W. MERECKA
Vice President, Chief Financial Officer and Secretary

Date: April 29, 2008
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ HUSHANG ANSARY	Chairman of the Board of Directors	April 29, 2008

Hushang Ansary

/s/ ROBERT L. HARGRAVE	Chief Executive Officer and Director	April 29, 2008

Robert L. Hargrave

/s/ GARY W. STRATULATE	President, Chief Operating Officer and Director	April 29, 2008

Gary W. Stratulate

/s/ JEFFERY W. MERECKA	Vice President, Chief Financial Officer and Secretary	April 29, 2008

Jeffery W. Merecka

/s/ NINA ANSARY	Director	April 29, 2008

Nina Ansary

/s/ FRANK C. CARLUCCI	Director	April 29, 2008

Frank C. Carlucci

/s/ JAMES W. CRYSTAL	Director	April 29, 2008

James W. Crystal

Director

Jack F. Kemp

/s/ JOHN D. MACOMBER	Director	April 29, 2008

John D. Macomber

Director

Stephen Solarz

STEWART & STEVENSON LLC AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2008, JANUARY 31, 2007 AND JANUARY 31, 2006
TOGETHER WITH INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM’S REPORT

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
Stewart & Stevenson LLC
We have audited the accompanying consolidated balance sheets of Stewart & Stevenson LLC and subsidiaries as of January 31, 2008 and 2007, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the two years ended January 31, 2008 and January 31, 2007, and the period January 23, 2006 to January 31, 2006, and the period February 1, 2005 to January 22, 2006 (Predecessor). These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Stewart & Stevenson LLC and subsidiaries at January 31, 2008 and 2007, and the consolidated results of their operations and their cash flows for the two years ended January 31, 2008 and January 31, 2007, and the period January 23, 2006 to January 31, 2006, and the period February 1, 2005 to January 22, 2006 (Predecessor), in conformity with U.S. generally accepted accounting principles.
As discussed in Note 9 to the consolidated financial statements, effective February 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share Based Payment.

/s/ ERNST & YOUNG LLP
Houston, Texas
April 28, 2008

STEWART & STEVENSON LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(In thousands, except units)	January 31, 2008	January 31, 2007
Assets
Current Assets:
Cash and cash equivalents	$12,382	$5,852
Restricted cash	3,000	3,000
Accounts receivable, net	158,338	118,249
Recoverable costs and accrued profits not yet billed	59,360	20,977
Inventories	289,444	224,885
Other current assets	3,390	1,724

Total current assets	525,914	374,687

Property, plant and equipment, net	82,606	61,303
Goodwill & intangibles, net	54,659	11,787
Deferred financing costs and other assets	10,442	9,024

Total assets	$673,621	$456,801

Liabilities and Shareholders’ Equity
Current liabilities:
Bank notes payable	$3,812	$2,688
Current portion of long-term debt	259	—
Accounts payable	119,103	82,271
Accrued payroll and incentives	12,835	15,268
Billings in excess of incurred costs	31,958	663
Customer deposits	15,916	46,628
Other current liabilities	23,959	12,451

Total current liabilities	207,842	159,969

Long-term debt, net of current portion	290,521	201,786
Other long-term liabilities	317	174

Total liabilities	498,680	361,929

Shareholders’ equity:
Common units, 100,005,000 units issued and outstanding	74,113	73,669
Accumulated other comprehensive income	8,233	125
Retained earnings	92,595	21,078

Total shareholders’ equity	174,941	94,872

Total liabilities & shareholders’ equity	$673,621	$456,801

See accompanying Notes to Consolidated Financial Statements

STEWART & STEVENSON LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Successor			Predecessor
(In thousands, except units outstanding and per	Fiscal Year Ended	Fiscal Year Ended	January 23, 2006 to	February 1, 2005 to
unit data)	January 31, 2008	January 31, 2007	January 31, 2006	January 22, 2006
Sales	$1,335,427	$942,148	$17,498	$673,175
Cost of sales	1,070,396	774,060	15,318	567,432

Gross profit	265,031	168,088	2,180	105,743

Selling and administrative expenses	139,947	108,005	2,028	82,472
Other income, net	(989)	(1,900)	(16)	(2,411)

Operating profit	126,073	61,983	168	25,682

Interest expense, net	29,058	19,756	330	109

Earnings (loss) from continuing operations before income taxes	97,015	42,227	(162)	25,573
Income tax expense	5,192	742	—	10,255

Net earnings (loss) from continuing operations	91,823	41,485	(162)	15,318

Loss from discontinued operations, net of tax benefit of $1,489	—	—	—	(2,224)
Loss from disposal of discontinued operations, net of tax of $1,213	—	—	—	(1,813)

Net earnings (loss)	91,823	41,485	(162)	11,281

Preferred stock dividends	—	(4,017)	(128)	—

Net earnings (loss) available for common unit holders	$91,823	$37,468	$(290)	$11,281

Weighted average units outstanding:
Basic	100,005,000	80,745,000	75,000,000	75,000,000
Diluted	100,005,000	100,005,000	75,000,000	100,005,000

Net earnings (loss) available for common unit holders per common unit
Basic
Continuing operations	$0.92	$0.46	$(0.00)	$0.20
Discontinued operations	$—	$—	$—	$(0.05)

Net earnings (loss) per unit	$0.92	$0.46	$(0.00)	$0.15

Diluted
Continuing operations	$0.92	$0.41	$(0.00)	$0.15
Discontinued operations	$—	$—	$—	$(0.04)

Net earnings (loss) per unit	$0.92	$0.41	$(0.00)	$0.11

See accompanying Notes to Consolidated Financial Statements

STEWART & STEVENSON LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

		Accumulated Other
(In thousands)	Owner’s	Comprehensive Income
Predecessor	Investment	(Loss)	Total
Balance, January 31, 2004	$287,289	$(4,590)	$282,699
Net earnings	5,762	—	5,762
Other comprehensive loss	—	(387)	(387)
Net distribution to parent from carved-out operations	(50,800)	—	(50,800)

Balance, January 31, 2005	242,251	(4,977)	237,274
Net earnings	11,281	—	11,281
Other comprehensive income	—	122	122
Net investment of parent in carved-out operations	35,444	—	35,444

Balance, January 22, 2006	$288,976	$(4,855)	$284,121

			Accumulated
			Other
	Preferred	Common	Comprehensive	Retained
Successor	Units	Units	Income (Loss)	Earnings	Total
Balance, January 23, 2006	$—	$—	$—	$—	$—
Shareholder investment on January 23, 2006	65,000	5,000	—	—	70,000
Net loss, January 23, 2006 to January 31, 2006	—	—	—	(162)	(162)
Preferred stock dividend accrued	128	—	—	(128)	—
Other comprehensive loss	—	—	(24)	—	(24)

Balance, January 31, 2006	65,128	5,000	(24)	(290)	69,814
Net earnings	—	—	—	41,485	41,485
Conversion of preferred units to common	(65,000)	65,000	—	—	—
Other comprehensive income	—	—	149	—	149
Share-based compensation	—	3,669	—	—	3,669
Distribution to shareholders for tax obligations	—	—	—	(16,100)	(16,100)
Preferred dividend distributions	(128)	—	—	(4,017)	(4,145)

Balance, January 31, 2007	—	73,669	125	21,078	94,872
Net earnings	—	—	—	91,823	91,823
Other comprehensive income	—	—	8,108	—	8,108
Share-based compensation	—	444	—	—	444
Distributions to shareholders for tax obligations	—	—	—	(20,306)	(20,306)

Balance, January 31, 2008	$—	$74,113	$8,233	$92,595	$174,941

See accompanying Notes to Consolidated Financial Statements

STEWART & STEVENSON LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Successor			Predecessor
	Fiscal Year	Fiscal Year	January 23, 2006	February 1, 2005
	Ended January	Ended January	to January 31,	to January 22,
(In thousands)	31, 2008	31, 2007	2006	2006
Operating Activities
Net earnings (loss)	$91,823	$41,485	$(162)	$11,281
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Net loss from discontinued operations	—	—	—	4,037
Equity compensation expense	444	3,669	—	—
Amortization of deferred financing costs	1,807	2,347	—	—
Depreciation and amortization	19,237	17,256	181	13,102
Loss on sale of property, plant and equipment	—	—	—	(914)
Change in operating assets and liabilities:
Accounts receivable, net	(20,176)	(23,378)	2,015	(16,535)
Recoverable costs and accrued profits in excess of billings	(28,040)	33,314	(5,119)	(22,628)
Inventories	(18,142)	(48,424)	(16,159)	(60,759)
Accounts payable	6,767	13,921	26,183	6,943
Accrued payroll and incentives	(4,941)	8,484	3,678	(6,579)
Billings in excess of incurred costs	22,765	(2,651)	—	—
Customer deposits	(41,499)	9,238	7,597	29,793
Other current assets and liabilities	9,417	(1,553)	52	(4,737)
Other, net	(324)	4,469	564	3,082

Net Cash Provided by (Used in) Continuing Operations	39,138	58,177	18,830	(43,914)
Net Cash Provided by Discontinued Operations	—	—	—	9,355

Net Cash Provided by (Used in) Operating Activities	39,138	58,177	18,830	(34,559)

Investing Activities
Capital expenditures	(15,967)	(9,469)	—	(6,421)
Additions to rental equipment	(10,294)	(17,321)	(514)	(8,312)
Increase in restricted cash	—	(3,000)	—	—
Acquisition of businesses	(70,507)	(8,622)	(277,289)	—
Disposals of property, plant and equipment, net	1	2,045	—	2,974

Net Cash Used in Continuing Operations	(96,767)	(36,367)	(277,803)	(11,759)
Net Cash Provided by Discontinued Operations	—	—	—	9,438

Net Cash Used in Investing Activities	(96,767)	(36,367)	(277,803)	(2,321)

Financing Activities
Changes in short-term notes payable	377	(560)	—	1,577
Proceeds from sale of preferred units	—	—	65,000	—
Proceeds from sale of common units	—	—	5,000	—
Deferred debt financing costs	(2,926)	(5,245)	(3,191)	—
Payments on long-term loans	(212)	(56,000)	—	—
Issuance of senior notes	—	150,000	—	—
Increase in long-term debt	—	—	210,480	—
Changes in long-term revolving loans	88,520	(83,491)	(19,202)	—
Distributions to shareholders for tax obligations	(20,306)	(16,100)	—	—
Preferred unit dividend	—	(4,145)	—	—
Deferred equity issuance costs	(1,378)	(1,510)	—	—
Net transfer from parent	—	—	—	35,444

Net Cash Provided by (Used in) Financing Activities	64,075	(17,051)	258,087	37,021

Effect of Exchange Rate on Cash	84	—	—	—

Increase (decrease) in cash and cash equivalents	6,530	4,759	(886)	141
Cash and cash equivalents, beginning of fiscal year	5,852	1,093	1,979	1,838

Cash and cash equivalents, end of fiscal year	$12,382	$5,852	$1,093	$1,979

Cash Paid for Interest	$27,269	$16,775	$—	$165
Cash Paid for Income Taxes (excluding refunds)	$1,991	$700	$—	$—
See accompanying Notes to Consolidated Financial Statements

STEWART & STEVENSON LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1. Company Overview
     Stewart & Stevenson LLC, headquartered in Houston, Texas, was formed in November 2005 for the purpose of acquiring from Stewart & Stevenson Services, Inc., or SSSI, and its affiliates on January 23, 2006 substantially all of their equipment, aftermarket parts and service and rental businesses that primarily served the oil and gas industry as well as the perpetual rights to the Stewart & Stevenson name and logo for use worldwide (the “SSSI Acquisition”). Unless otherwise indicated or the context otherwise requires, the terms “Stewart & Stevenson,” the “Company,” “we,” “our” and “us” refer to Stewart & Stevenson LLC and its subsidiaries.
     We are a leading designer, manufacturer and marketer of specialized equipment and provide aftermarket parts and service to the oil and gas and other industries. Our diversified product lines include equipment for well stimulation, well servicing and workover rigs, drilling rigs, coiled tubing, cementing, nitrogen pumping, power generation and electrical systems as well as engines, transmissions and material handling equipment.
     On February 26, 2007 we acquired substantially all of the operating assets and assumed certain liabilities of Crown Energy Technologies, Inc. and certain of its affiliates (“Crown”) for cash consideration of approximately $70.5 million (the “Crown Acquisition”). Crown, which was headquartered in Calgary, Alberta, Canada and had multiple U.S. operations, manufactured drilling, well servicing and workover rigs, stimulation equipment and provided related parts and services. As a result of the Crown Acquisition, we increased our manufacturing capabilities and broadened the markets we serve with an extensive manufacturing facility in Calgary, Alberta, Canada and five service facilities in strategic locations in the United States.
Note 2. Summary of Significant Accounting Policies
     Use of Estimates and Assumptions: The preparation of financial statements in conformity with generally accepted accounting principles in the United States (“GAAP”) requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results may differ from these estimates.
     Fiscal Year: Our fiscal year begins on February 1 of the year stated and ends on January 31 of the following year. For example, our “Fiscal 2007” commenced on February 1, 2007 and ended on January 31, 2008. For the purposes of the Predecessor financial statements, Fiscal 2005 began on February 1, 2005 and ended on January 22, 2006, the date on which the businesses of SSSI were acquired by Stewart & Stevenson LLC. The Successor’s Fiscal 2005 commenced on January 23, 2006 and ended on January 31, 2006. We report results on the fiscal quarter method with each quarter comprising approximately 13 weeks.
      Reclassifications: The accompanying consolidated financial statements for prior fiscal years contain certain reclassifications of cost of sales by segment to conform to the presentation used in Fiscal 2007.
      Consolidation: The consolidated financial statements include the accounts of Stewart & Stevenson LLC and all enterprises in which we have a controlling interest. All intercompany accounts and transactions have been eliminated. We do not have any variable-interest entities. For purposes of presenting certain Fiscal 2005 information, we have combined the period of February 1, 2005 to January 22, 2006 from the carved-out Predecessor financial statements with our operating results for the period January 23, 2006 to January 31, 2006, a non-GAAP financial measurement in footnotes 3, 5, 6 and 8. We have included the combined financial data for Fiscal 2005 because we believe that a full year measurement for Fiscal 2005 is more useful to investors to analyze our operating results.

     Cash Equivalents: Interest-bearing deposits, investments in government securities, commercial paper, money market funds and other highly liquid investments with original maturities of three months or less are considered cash equivalents.
     Allowance for Doubtful Accounts: We maintain an allowance for doubtful accounts for estimated losses related to credit extended to our customers. We base such estimates on our current accounts receivable aging and historical collections and settlements experience, existing economic conditions and any specific customer collection issues we have identified. Uncollectible accounts receivable are written off when we determine that the balance cannot be collected.
     Inventories: Inventories are stated at the lower of cost or market, with cost primarily determined on a first-in, first-out (“FIFO”) basis and market determined on the basis of estimated realizable values. We retroactively applied a change in accounting from the policy of the Predecessor (last-in, first-out) to FIFO, which we believe to be a preferable basis, for all periods presented. We purchase a considerable amount of our inventory for resale from independent manufacturers pursuant to distribution agreements. Cost represents invoice or production cost for new items and original cost less allowance for condition for used equipment inventory. Production cost includes material, labor and manufacturing overhead. When circumstances dictate, we write inventory down to its estimated realizable value based upon assumptions about future demand, technological innovations, market conditions, plans for disposal and the physical condition of products. Shipping and handling costs are expensed as incurred in cost of sales. Shipping and handling costs billed to customers are recorded as sales.
     Revenue Recognition: Revenue from equipment and parts sales is recognized when the product is shipped, collection is reasonably assured, risks of ownership have been transferred to and accepted by the customer and contract terms are met. Cash discounts or other incentives to customers are recorded as a reduction of revenues. Revenue from service agreements is recognized as earned, when services have been rendered. Revenue from rental agreements is recognized on a straight-line basis over the rental period.
     With respect to long-term contracts that extend beyond two fiscal quarters, which accounted for approximately 37% of total sales in Fiscal 2007, revenue is recognized using the percentage-of-completion method. The majority of our long-term contracts are fixed-price contracts, and measurement of progress toward completion is based on direct labor hours incurred. Changes in estimates for revenues, costs to complete and profit margins are recognized in the period in which they are reasonably determinable. Any anticipated losses on uncompleted contracts are recognized whenever evidence indicates that the estimated total cost of a contract exceeds its estimated total revenue. With respect to cost-plus-fixed-fee contracts, we recognize the fee ratably as the actual costs are incurred, based upon the total fee amounts expected to be realized upon completion of the contracts. Bid and proposal costs are expensed as incurred.
     We frequently sell equipment together with “start-up” services, which typically involve adding fuel to the engine, starting the equipment for the first time, and observing it to ensure that it is operating properly. In cases where start-up services are required on an equipment sale, the estimated start-up costs are accrued when revenue from the equipment sale is recognized. We had approximately $1.0 million and $0.8 million of accrued start-up costs that had not yet been performed as of January 31, 2008 and January 31, 2007, respectively.
     Customer Deposits: We sometimes collect advance customer deposits to secure customers’ obligations to pay the purchase price of ordered equipment. For long-term construction contracts, these customer deposits are recorded as current liabilities until construction begins. During construction, the deposit liability is decreased and those reductions are reflected as income recognized under the percentage-of-completion method. Those reductions also, in turn, determine the balances in the recoverable costs and accrued profits in excess of billings and billings in excess of accrued profits balances. For all other sales, these deposits are recorded as current liabilities until revenue is recognized on delivery.
     Property, Plant and Equipment: Property, plant and equipment is stated at historical cost. Depreciation is computed over the estimated useful lives of the assets, using the straight-line method. When items are retired or otherwise disposed of, income is charged or credited for the difference between net book value and proceeds realized thereon. Ordinary maintenance and repairs are charged to expense as incurred, and replacements and betterments are capitalized. Assets acquired through the acquisitions are depreciated over their remaining useful lives. The range of estimated service lives used to calculate financial reporting depreciation for new items of property, plant and equipment is as follows:

Machinery and equipment	4 – 7 years
Computer hardware and software	3 – 4 years
Building and leasehold improvements	10 – 25 years
Rental equipment	2 – 8 years
     We assess the valuation of components of our property, plant and equipment and other long-lived assets whenever events or circumstances dictate that the carrying value might not be recoverable. We base our evaluation on indicators such as the nature of the assets, the future economic benefit of the assets, any historical or future profitability measurements and other external market conditions or factors that may be present. If such factors indicate that the carrying amount of an asset or asset group may not be recoverable, we determine whether impairment has occurred by analyzing an estimate of undiscounted future cash flows at the lowest level for which identifiable cash flows exist. If the estimate of undiscounted future cash flows during the estimated useful life of the asset is less than the carrying value of the asset, we recognize a loss for the difference between the carrying value of the asset and its estimated fair value, measured by the present value of estimated future cash flows or third party appraisal, as appropriate under the circumstances.
     Intangible Assets: Indefinite-lived intangible assets are evaluated at least annually for impairment, during the fourth quarter or when events or circumstances indicate that it is more likely than not that an impairment loss has been incurred. See Note 9 — Intangible Assets and Goodwill.
     Insurance: We maintain a variety of insurance for our operations that we believe to be customary and reasonable. We are self-insured up to certain levels in the form of deductibles and retentions for general liability, vehicle liability, group medical and workers compensation claims. Other than normal business and contractual risks that are not insurable, our risk is commonly insured against and the effect of a loss occurrence is not expected to be significant. We accrue for estimated self-insurance costs and uninsured exposures based on estimated development of claims filed and an estimate of claims incurred but not reported. The Predecessor operating results include an allocation of all identifiable self-insurance expenses that are attributable to the acquired businesses. We regularly review estimates of reported and unreported claims and provide for losses accordingly. Substantially all obligations related to general liability, vehicle liability, group medical and workers compensation claims related to the SSSI Acquisition and Crown Acquisition were retained by SSSI and Crown, respectively.
     Advertising: Advertising costs are included in selling and administrative expenses and are expensed as incurred. These expenses totaled $2.0 million, $1.4 million and $2.2 million for Fiscal 2007, 2006 and 2005, respectively.
     Corporate cost allocation: The Predecessor organization included a corporate office segment which was not allocated to the operating business units. These costs include the facility-related costs of maintaining the corporate office, chief executive, legal, finance, investor relations and other similar costs. Costs incurred by the Predecessor corporate office segment, which were attributable to supporting the underlying businesses, but not clearly identifiable to any specific operation were $10.6 million during Fiscal 2005. For allocation purposes, we used a weighted average percentage based upon three factors: total sales, total assets and total employees. This approach was used as we feel that it provides a reasonable indication of Predecessor corporate resource allocation to support the underlying businesses. Based on this approach, total corporate office costs of $6.8 million (64%) were allocated to the carved-out financial statements. While we believe this allocation methodology is reasonable, these allocated costs are not necessarily the actual costs that would have been incurred in the carved-out business, if it were a stand-alone entity during this period.
     Translation of Foreign Currency: The local currency is the functional currency for our South American and Canadian subsidiaries and, as such, assets and liabilities are translated into U.S. dollars at year-end exchange rates. Income and expense items are translated at average exchange rates during the year.

Translation adjustments resulting from changes in exchange rates are reported in other comprehensive income. Gains or losses from foreign currency transactions are recognized in current earnings.
     Fair Value of Financial Instruments: Our financial instruments consist primarily of cash equivalents, trade receivables, trade payables and debt instruments. The recorded values of cash equivalents, trade receivables and trade payables are considered to be representative of their respective fair values. Generally, our notes payable have interest rates which are tied to current market rates, and thus, their fair value is consistent with their recorded amounts.
     Warranty Costs: We generally provide product and service warranties for periods of six months to 18 months. Based on historical experience and contract terms, we provide for the estimated cost of product and service warranties at the time of sale or, in some cases, when specific warranty problems are identified. Accrued warranty costs are adjusted periodically to reflect actual experience. Certain warranty and other related claims involve matters of dispute that ultimately may be resolved by negotiation, arbitration or litigation. Occasionally, a material warranty issue can arise that is beyond our historical experience. We provide for any such warranty issues as they become known and estimable.
     Income Taxes: Prior to the SSSI Acquisition on January 23, 2006, federal and state income taxes of the business were reported within the consolidated operations of the Predecessor’s parent. For the purposes of the stand-alone presentation of the Predecessor, the provision for income taxes has been computed on the basis that the Predecessor files a separate consolidated income tax for the carved-out operation.
Note 3. Income Taxes
     Subsequent to the SSSI Acquisition, income from the Successor is reported for federal and state income tax purposes (except for the Texas Margins tax and foreign taxes reported at the entity level) by our shareholders. During the year, we recognized $1.4 million of Texas Margins tax and $2.5 million of income tax associated with foreign jurisdictions. Generally, we will make quarterly distributions to the shareholders to fund their tax obligations. During Fiscal 2007 and Fiscal 2006, we made tax distributions of $20.3 million and $16.1 million to shareholders. No tax distributions were made in Fiscal 2005.

(In thousands)	Fiscal 2007	Fiscal 2006	Fiscal 2005(1)
Net income:
U.S.	$92,305	$40,500	$23,046
Foreign	4,710	1,727	2,365

Total	$97,015	$42,227	$25,411

(1)	For comparability purposes, the periods ended January 22, 2006 and January 31, 2006 were combined for this presentation.
     The provision for income taxes consisted of the following:

(In thousands)	Fiscal 2007	Fiscal 2006	Fiscal 2005
Current expense:
U.S.
Federal	$—	$—	$8,123
State	2,246	—	2,132

Total U.S.	2,246	—	10,255

Foreign	2,533	742	—

Total Current	4,779	742	10,255

Deferred expense:
U.S.
Federal	—	—	—
State	227	—	—

Total U.S.	227	—	—

Foreign	186	—	—

Total deferred	413	—	—

Total provision for income taxes	$5,192	$742	$10,255

     A reconciliation between the provision for income taxes and income taxes computed by applying the statutory rate is as follows:

	Fiscal 2007	Fiscal 2006	Fiscal 2005
Tax provision at statutory rate	$33,955	$14,779	$8,950
Add (deduct):
State income tax	2,473	—	2,132
Federal credits	—	—	(827)
Foreign taxes	(19)	67	—
LLC income not subject to taxation at the statutory rate	(31,217)	(14,104)	—

Total	$5,192	$742	$10,255
     Net Earnings Per Share: Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings per Share” requires dual presentation of earnings per share (“EPS”): Basic EPS and Diluted EPS. Basic EPS is computed by dividing net earnings or loss applicable to common stockholders by the weighted average number of common shares outstanding for the period. For purposes of EPS, one unit is equivalent to one share. Diluted EPS excludes 530,000 contingent dilutive unvested restricted shares that would be considered common stock equivalents using the treasury stock method because as of January 31, 2008, the contingent condition had not occurred. See Item 11. — Equity Awards for a discussion of the outstanding restricted share grants.
     The following table sets forth the computation of basic and diluted earnings per share of common units:

	Successor			Predecessor
	Fiscal Year Ended	Fiscal Year Ended	January 23, 2006 to	February 1, 2005 to
(In thousands except per share data)	January 31, 2008	January 31, 2007	January 31, 2006	January 22, 2006
Numerator:
Net earnings (loss) available to common unit holders	$91,823	$37,468	$(290)	$11,281

Denominator:
Basic weighted average shares outstanding	100,005	80,745	75,000	75,000
Effect of dilutive securities	—	19,260	—	25,005

Diluted weighted average shares outstanding	100,005	100,005	75,000	100,005
Basic earnings per share	$0.92	$0.46	$0.00	$0.15
Diluted earnings per share	$0.92	$0.41	$0.00	$0.11
Note 4. Comprehensive Income
     Total comprehensive income is as follows:

	Successor			Predecessor
	Fiscal Year Ended	Fiscal Year Ended	January 23, 2006 to	February 1, 2005 to
(In thousands)	January 31, 2008	January 31, 2007	January 31, 2006	January 22, 2006
Net earnings	$91,823	$41,485	$(162)	$11,281

Currency translation gain (loss)	8,108	149	(24)	73

Comprehensive income	$99,931	$41,634	$(186)	$11,354

     The local currency is the functional currency for the Company’s South American and Canadian subsidiaries and, as such, assets and liabilities are translated into U.S. dollars at the period end exchange rates. Income and expense items are translated at the average exchange rates during the period. Translation adjustments resulting from changes in exchange rates are reported in other comprehensive income. As of January 31, 2008, 2007 and 2006, the entire accumulated and other comprehensive gain (loss) balance consisted of currency translation adjustments. Net foreign currency exchange (gains) losses included in other (income) expense, net in the consolidated statements of operations were ($0.7) million, ($0.1) million and ($0.3) million during Fiscal 2007, 2006 and 2005, respectively.
Note 5. Segment Data
     Our reportable operating segments are based on the types of products and services offered and are aligned with our internal management structure. Inter-segment and intra-segment revenues and costs are eliminated, and the operating profit (loss) represents the earnings (loss) before interest and income taxes. The Crown results have been integrated into our existing segments and aligned with our internal management structure. As of February 26, 2007, total assets related to the Crown Acquisition were $122.5 million, and were primarily identified as part of our equipment segment. Certain reclasses were made to conform Fiscal 2006 segment data to the Fiscal 2007 presentation.
     Our reportable segments include:
     Equipment — This segment designs, manufactures and markets equipment for well stimulation, coiled tubing, cementing, nitrogen pumping, power generation and electrical systems as well as workover rigs, drilling rigs, service rigs and related equipment, serving the oil and gas industry. This segment also sells engines, transmissions and material handling equipment for well servicing, workover, drilling, pumping and other applications for a wide range of other industries.
     Aftermarket Parts and Service — This segment provides aftermarket parts and service for products manufactured by the Company, and others, to customers in the oil and gas industry as well as customers in the power generation, marine, mining, construction, commercial vehicle and material handling industries.
     Rental — This segment provides equipment on a short-term rental basis, including generators, material handling equipment and air compressors, to a wide range of end-markets.
     Corporate — This segment includes administrative overhead normally not associated with the specific activities within the operating segments. Such expenses include legal, finance and accounting, internal audit, human resources, information technology and other similar corporate office costs.
     Certain general and administrative costs which are incurred to support all operating segments are allocated to the segment operating results presented. Operating results by segment are as follows:

	Successor		Combined(1)
	Fiscal Year Ended	Fiscal Year Ended	Fiscal Year Ended
(In thousands)	January 31, 2008	January 31, 2007	January 31, 2006
Sales
Equipment	$930,357	$583,459	$359,558
Aftermarket Parts and Service	376,327	332,434	304,085
Rental	28,743	26,255	27,030

Total Sales	$1,335,427	$942,148	$690,673

Operating profit (loss)
Equipment	$101,350	$38,622	$10,365
Aftermarket Parts and Service	44,909	43,069	28,305
Rental	9,078	8,051	8,257
Corporate	(29,264)	(27,759)	(21,077)

Total Operating Profit	$126,073	$61,983	$25,850

	Successor		Combined(1)
	Fiscal Year Ended	Fiscal Year Ended	Fiscal Year Ended
(In thousands)	January 31, 2008	January 31, 2007	January 31, 2006
Operating profit percentage
Equipment	10.9%	6.6%	2.9%
Aftermarket Parts and Service	11.9	13.0	9.3
Rental	31.6	30.7	30.5
Consolidated	9.4%	6.6%	3.7%

Assets
Equipment	$260,899	$171,115	$181,139
Aftermarket Parts and Service	104,665	77,932	20,998
Rental	32,311	35,364	49,722
Corporate	275,746	172,390	143,963

Total Assets	$673,621	$456,801	$395,822

Capital Expenditures
Equipment	$9,867	$2,938	$277
Aftermarket Parts and Service	5,099	1,737	634
Rental	10,294	17,321	8,826
Corporate	1,001	4,794	5,510

Total Capital Expenditures	$26,261	$26,790	$15,247

Depreciation & Amortization
Equipment	$7,821	$6,718	$1,012
Aftermarket Parts and Service	4,036	1,567	2,341
Rental	6,027	6,016	5,841
Corporate	1,353	2,955	4,089

Total Depreciation & Amortization	$19,237	$17,256	$13,283

(1)	For comparability purposes, the periods ended January 22, 2006 and January 31, 2006 were combined for this presentation.
Geographic Information

	Successor		Combined(1)
	Fiscal Year Ended	Fiscal Year Ended	Fiscal Year Ended
(In thousands)	January 31, 2008	January 31, 2007	January 31, 2006
Sales
United States	$1,020,036	$825,548	$587,273
International	315,391	116,600	103,400

Total	$1,335,427	$942,148	$690,673

Assets
United States	$553,404	$442,844
International	120,217	13,957

Total	$673,621	$456,801

(1)	For comparability purposes, the periods ended January 22, 2006 and January 31, 2006 were combined for this presentation.

Note 6. Long-Term Debt

(In thousands)	January 31, 2008	January 31, 2007
Other debt	$4,286	$2,688
Revolving credit facility	140,306	51,786
Unsecured senior notes	150,000	150,000

Total	$294,592	$204,474
Less: current portion of other debt	(4,071)	(2,688)

Long-term debt, net of current portion	$290,521	$201,786

     Other debt: Other debt includes certain secured loans from our South American operations, a floor plan financing agreement and other equipment loans. The restricted cash on our balance sheet relates to collateral securing certain of this debt. The weighted average interest rate for the floor plan financing agreement was 6.0% and 8.2% in Fiscal 2007 and Fiscal 2006, respectively. The weighted average interest rate for the South American operations notes was 12.1% and 9.6% in Fiscal 2007 and Fiscal 2006, respectively.
     Revolving Credit Facility: In February 2007, we amended our senior credit facility, increased the revolving facility to $250.0 million and added a $25.0 million sub-facility to be used by our Canadian subsidiary which we established as part of the Crown Acquisition. The amended $250.0 million revolving credit facility, which matures in February 2012, is secured by substantially all accounts receivable, inventory and property, plant and equipment and provides for borrowings at LIBOR plus a margin ranging from 1.25% to 2.00% per annum, based on our leverage ratios, as specified in the credit agreement. As of January 31, 2008, borrowings under the facility bear interest at LIBOR plus 1.5%, or 5.3%. A commitment fee of 0.30% to 0.375% per annum is payable on all unused portions of the revolving credit facility based on our leverage ratios. Interest payments are due monthly, or as LIBOR contracts expire. The revolving credit facility also has a $30.0 million sub-facility which may be used for letters of credit. As of January 31, 2008, there were $16.7 million of letters of credit outstanding. Based on the outstanding and letters of credit issued at January 31, 2008, approximately $85.6 million of borrowings were available under the revolving credit facility.
     Unsecured Senior Notes: During the second quarter of Fiscal 2006, we issued $150.0 million of senior unsecured notes, bearing interest at 10% per annum and maturing in July, 2014. The net proceeds from the issuance of the notes were applied to pay off the outstanding term loans and reduce the borrowings under the revolving credit facility. In connection with the senior notes issued in July, 2006, we entered into a registration rights agreement which required us to make reasonable best efforts to file a registration statement with the Securities and Exchange Commission and effect a registered exchange offer in respect of the senior notes. We filed a registration statement with the Securities and Exchange Commission on February 2, 2007 and received clearance to effect the exchange offer on July 25, 2007. As per the terms of the indenture, the senior notes became subject to an escalated rate of 10.5% as of July 1, 2007, which remained in effect until August 22, 2007 when the registration of the notes and the related exchange were completed. On August 22, 2007 the senior notes reverted back to an interest rate of 10.0%. The escalated interest rate did not have a material impact on Fiscal 2007 results.
     The credit facility and the senior note indenture contain financial and operating covenants with which we must comply during the terms of the agreements. These covenants include the maintenance of certain financial ratios, restrictions related to the incurrence of certain indebtedness and investments, and prohibition of the creation of certain liens. We are in compliance with all covenants as of January 31, 2008.
     We incurred $3.3 million of capitalized legal and financing charges associated with establishing the original $250.0 million senior credit facility, which are to be amortized over the five year term of the facility. As a result of the amendment reducing the facility to $125.0 million in June 2006, we recorded a $1.5 million non-cash charge during the second quarter of Fiscal 2006 as interest expense. We also incurred $5.1 million of capitalized legal and financing charges associated with the issuance of the $150.0 senior unsecured notes during the second quarter of Fiscal 2006. These costs are to be amortized over the eight year term of the notes. During the first quarter of Fiscal 2007, we incurred $2.2 million of capitalized legal and financing costs associated with the February 2007 amendment to the senior credit facility. As of January 31, 2008, $8.8 million of unamortized costs are included in the balance sheet.

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
Condensed Consolidating Balance Sheet

	January 31, 2008
		Non-Guarantor	Consolidating
(In thousands)	Guarantor Entities	Entities	Entries	Total
Current assets	$446,151	$79,763	$—	$525,914
Property, plant and equipment	76,642	5,964	—	82,606
Other assets	50,294	39,918	(25,111)	65,101

Total assets	$573,087	$125,645	$(25,111)	$673,621

Current Liabilities	$159,944	$47,898	$—	$207,842
Intercompany Payables (Receivables)	(40,053)	40,053	—	—
Long-term liabilities	290,307	531	—	290,838
Shareholders’ equity	162,889	37,163	(25,111)	174,941

Total liabilities and shareholders’ equity	$573,087	$125,645	$(25,111)	$673,621

	January 31, 2007
		Non-Guarantor	Consolidating
	Guarantor Entities	Entities	Entries	Total
Current assets	$354,086	$20,601	$—	$374,687
Property, plant and equipment	60,522	781	—	61,303
Other assets	27,682	642	(7,513)	20,811

Total Assets	$442,290	$22,024	$(7,513)	$456,801

Current Liabilities	$150,244	$9,725	$—	$159,969
Intercompany Payables (Receivables)	(4,087)	4,087	—	—
Long-term liabilities	201,786	174	—	201,960
Shareholders’ equity	94,347	8,038	(7,513)	94,872

Total liabilities and shareholders’ equity	$442,290	$22,024	$(7,513)	$456,801

Condensed Consolidated Results of Operations

	Successor
	Fiscal Year Ended January 31, 2008
		Non-Guarantor	Consolidated
(In thousands)	Guarantor Entities	Entities	Totals
Sales	$1,177,294	$158,133	$1,335,427
Cost of sales	939,376	131,020	1,070,396

Gross profit	237,918	27,113	265,031
Selling and administrative expenses	121,073	18,874	139,947
Other income, net	(219)	(770)	(989)

Operating profit	117,064	9,009	126,073
Interest expense, net	26,300	2,758	29,058

Earnings before income taxes	90,764	6,251	97,015
Income tax provision	2,430	2,762	5,192

Net earnings	$88,334	$3,489	$91,823

	Successor
	Fiscal Year Ended January 31, 2007
		Non-Guarantor	Consolidated
	Guarantor Entities	Entities	Totals
Sales	$891,727	$50,421	$942,148
Cost of sales	729,789	44,271	774,060

Gross profit	161,938	6,150	168,088
Selling and administrative expenses	103,201	4,804	108,005
Other income, net	(1,814)	(86)	(1,900)

Operating profit	60,551	1,432	61,983
Interest expense, net	19,465	291	19,756

Earnings before income taxes	41,086	1,141	42,227
Income tax provision	—	742	742

Net earnings	$41,086	$399	$41,485

	Combined(1)
	Fiscal Year Ended January 31, 2006
		Non-Guarantor	Consolidated
	Guarantor Entities	Entities	Totals
Sales	$661,292	$29,381	$690,673
Cost of sales	557,584	25,166	582,750

Gross profit	103,708	4,215	107,923

Selling and administrative expenses	80,243	4,257	84,500
Other income, net	(2,105)	(322)	(2,427)

Operating profit	25,570	280	25,850
Interest expense, net	247	192	439

Earnings before income taxes	25,323	88	25,411
Income tax provision	10,223	32	10,255

Net earnings	$15,100	$56	$15,156

(1)	For comparability purposes, the periods ended January 22, 2006 and January 31, 2006 were combined for this presentation.

Condensed Consolidated Cash Flows

	Successor Fiscal Year Ended January 31, 2008
		Non-Guarantor	Consolidated
(In thousands)	Guarantor Entities	Entities	Totals
Net cash provided by (used for):
Operating Activities	$39,610	$(472)	$39,138
Investing Activities	(64,461)	(32,306)	(96,767)
Financing Activities	27,375	36,700	64,075
Effect of exchange rate on cash	—	84	84

Net increase in cash	2,524	4,006	6,530
Cash at the beginning of the period	3,349	2,503	5,852

Cash at the end of the period	$5,873	$6,509	$12,382

	Successor Fiscal Year Ended January 31, 2007
		Non-Guarantor	Consolidated
	Guarantor Entities	Entities	Totals
Net cash provided by (used for):
Operating Activities	$58,123	$54	$58,177
Investing Activities	(35,880)	(487)	(36,367)
Financing Activities	(18,916)	1,865	(17,051)

Net increase in cash	3,327	1,432	4,759
Cash at the beginning of the period	22	1,071	1,093

Cash at the end of the period	$3,349	$2,503	$5,852

	Combined(1) Year Ended January 31, 2006
	Guarantor	Non-Guarantor	Discounted	Consolidated
(In thousands)	Entities	Entities	Businesses	Totals
Net cash provided by (used for):
Operating Activities	$(22,801)	$(2,283)	$9,355	$(15,729)
Investing Activities	(289,353)	(209)	9,438	(280,124)
Financing Activities	312,036	1,865	(18,793)	295,108

Net decrease in cash	(118)	(627)	—	(745)
Cash at the beginning of the period	140	1,698	—	1,838

Cash at the end of the period	$22	$1,071	$—	$1,093

(1)	For comparability purposes, the periods ended January 22, 2006 and January 31, 2006 were combined for this presentation.
Note 7. Discontinued Operations
     In Fiscal 2005, the Predecessor also sold the operating assets and business of four distribution locations in California and recorded a loss of $1.8 million, net of tax benefit. All assets and obligations related to these businesses were retained by the Predecessor in the sale to us. Therefore, these exited businesses had no impact on our operating results in Fiscal 2006.
Note 8. Guarantees and Contingencies
          A summary of warranty activity associated with continuing operations for the periods ended January 31, 2008, 2007 and 2006 follows:

	Successor		Combined(1)
	Fiscal Year Ended	Fiscal Year Ended	Fiscal Year Ended
(In thousands)	January 31, 2008	January 31, 2007	January 31, 2006
Accrued warranty costs at beginning of period	$2,673	$2,457	$2,069
Acquired reserves — Crown Acquisition	714	—	—
Payments for warranty obligations	(4,616)	(2,483)	(2,424)
Warranty accrual for current period sales	7,211	2,699	2,812

Accrued warranty costs at end of period	$5,982	$2,673	$2,457

(1)	For comparability purposes, the periods ended January 22, 2006 and January 31, 2006 were combined for this presentation.
Note 9. — Significant Balance Sheet Accounts
Allowance for Doubtful Accounts: Activity in the allowance for doubtful accounts is as follows:

	Fiscal Year Ended
(In thousands)	January 31, 2008	January 31, 2007
Allowance for doubtful accounts at beginning of period	$1,725	$1,627
Acquired reserves — Crown Acquisition	1,359	—
Accruals to bad debt expense	1,048	1,830
Writeoffs against allowance for doubtful accounts	(1,205)	(1,732)
Collections of previously reserved items	213	—

Allowance for doubtful accounts at end of period	$3,140	$1,725

Inventories: Summarized below are the components of inventories:

	As of
(In thousands)	January 31, 2008	January 31, 2007
Inventory purchased under distributor agreements	$125,062	$132,737
Raw materials and spare parts	125,732	59,208
Work in process	38,650	29,786
Finished goods	—	3,154

Total Inventories	$289,444	$224,885

     The inventory balances above are net of inventory valuation allowances of $12.3 million and $9.3 million at January 31, 2008 and January 31, 2007, respectively. Raw materials and spare parts include OEM equipment and components used in the equipment segment. Approximately $39.9 million of the increase in inventory is attributable to the Crown Acquisition.
     Contracts in Process: Recoverable costs and accrued profits not yet billed primarily relate to oilfield service equipment projects which extend beyond two fiscal quarters. Amounts included in the financial statements which relate to recoverable costs and accrued profits not yet billed on contracts in process are classified as current assets. Billings on uncompleted contracts in excess of incurred costs and accrued profits are classified as current liabilities. Progress billings on contracts are made in accordance with the terms and conditions of the contracts, which often differ from the revenue recognition process. A summary of the status of uncompleted contracts is as follows:

	As of
(In thousands)	January 31, 2008	January 31, 2007
Costs incurred on uncompleted contracts	$221,732	$59,519
Accrued profits	58,359	12,493

	$280,091	$72,012
Less billings to date	(252,689)	(51,698)

	$27,402	$20,314

Recoverable costs and accrued profits not yet billed	$59,360	$20,977
Billings in excess of incurred costs and accrued profits	(31,958)	(663)

	$27,402	$20,314

     Property, Plant and Equipment: As a result of the SSSI Acquisition, the components of property, plant and equipment were revalued based upon fair market value at date of purchase. Additions to property, plant and equipment during Fiscal 2006 include $2.4 million of reimbursements to the principle shareholder for certain office improvements and the original cost of a fractional interest in two jet aircraft. Components of property, plant and equipment, net, are as follows:

	As of
(In thousands)	January 31, 2008	January 31, 2007
Machinery and equipment	$23,031	$8,937
Buildings and leasehold improvements	25,705	15,798
Rental equipment	42,615	35,364
Computer hardware and software	2,861	2,141
Accumulated depreciation	(21,954)	(10,067)

Net depreciable assets	72,258	52,173
Construction in progress	3,576	2,941
Land	6,772	6,189

Property, plant and equipment, net	$82,606	$61,303

     In Fiscal 2007, we exercised the purchase option for the Houston manufacturing facility from the Predecessor for approximately $8.7 million. As part of the Crown Acquisition, we entered into lease agreements with the seller and were granted an option, exercisable by July 2008, to purchase the leased facilities.
     Depreciation expense was $11.4 million, $10.2 million and $13.0 million in Fiscal 2007, 2006 and 2005, respectively.
     Rental equipment includes forklift equipment, generator sets and other equipment that is leased to customers under operating lease arrangements with terms ranging from one month up to three years. Rental equipment is depreciated over its estimated useful life, and is occasionally transferred into finished goods inventory for resale to customers.
     Intangible Assets & Goodwill: Amounts allocated to intangible assets are amortized on a straight-line basis over their estimated useful lives. Intangible asset values, net of recognized amortization expense include the following:

		Gross
	Estimated	Carrying	Accumulated	Currency
(In thousands)	Useful Life	Value	Amortization	Translation	Net
As of January 31, 2008
Current amortizable intangible assets:
Unfilled order backlog	6 Mos.	$3,370	$(3,546)	$176	$—

Non-current amortizable intangible assets:
Engineering drawings	2.5-10 Yrs.	6,346	(1,984)	399	4,761
Distribution contracts	27 Yrs.	3,384	(248)	—	3,136
Customer relationships	6-11 Yrs.	7,409	(713)	741	7,437
Patents	4 Yrs.	209	(93)	—	116
Non-compete covenants	5 Yrs.	1,420	(280)	150	1,290

Total		18,768	(3,318)	1,290	16,740

Indefinite-lived intangible assets:
Trademarks	—	9,130	—	357	9,487

Total		$31,268	$(6,864)	$1,823	$26,227

		Gross
	Estimated	Carrying	Accumulated	Currency
(In thousands)	Useful Life	Value	Amortization	Translation	Net
January 31, 2007

Non-current amortizable intangible assets:
Engineering drawings	10 Yrs.	$2,636	$(257)	$—	$2,379
Distribution contracts	27 Yrs.	3,384	(123)	—	3,261
Customer relationships	6 Yrs.	679	(110)	—	569
Patents	4 Yrs.	209	(51)	—	158

Total		6,908	(541)	—	6,367
Indefinite-lived intangible assets:
Trademarks		5,420	—	—	5,420

Total		$12,328	$(541)	$—	$11,787

     Total amortization expense for the next five years is expected to be $9.0 million.

(In thousands)
Fiscal 2008	$2,924
Fiscal 2009	2,203
Fiscal 2010	1,430
Fiscal 2011	1,398
Fiscal 2012	1,007

$8,962
     The following table presents goodwill as of the dates indicated, as well as changes in the account during the period shown.

Amount
Carrying amount as of January 31, 2007	$—
Goodwill acquired during the year	24,648
Currency Translation	3,783

Carrying amount as of January 31, 2008	$28,431

     For Canadian tax purposes, 75% of goodwill is expected to be deductible. Substantially all of the goodwill relates to the equipment segment.
Note 10. Equity
     On September 5, 2007, we completed a 15,000 to 1 split of our 6,667 common units into 100,005,000 common units. The financial statements give a retroactive effect to this split.
     Stewart & Stevenson LLC is a limited liability company, therefore, U.S. federal and certain state taxes are paid by the holders of our equity interests. As a limited liability company, the common interest holders’ liability is limited to the capital invested in the Company. In connection with the SSSI Acquisition, a $70 million capital contribution was made by the shareholders. The contribution included $5 million of common voting interests ($1,000 per unit), along with $65 million of preferred interests ($1,000 per unit). The preferred interests were non-voting and entitled the shareholder to annual distributions of available earnings equal to 8.0% of the preferred interest investment. On November 21, 2006, all outstanding units of preferred equity were converted into 25,005,000 units of common equity.
     Stock-Based Compensation: In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”), which replaces SFAS No. 123 and supersedes APB Opinion No. 25, “Accounting For Stock Issued to Employees.” SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first interim period in Fiscal 2006. We adopted SFAS No. 123R on February 1, 2006. Accordingly, all share-based compensation is recorded based on the fair value at the date of the award and expensed over the vesting period.

     During Fiscal 2006, our principal shareholder sold common units equal to 1% of common equity to our president and chief operating officer and 3.25% of common equity to our former vice chairman and chief executive officer, subject to repurchase rights that expired over established vesting periods beginning January 23, 2006. During the fourth quarter of Fiscal 2006, the vice chairman and chief executive officer resigned and all equity was repurchased by the principal shareholder, including the vested portion which was repurchased at fair market value. In accordance with SFAS No. 123R, we recorded a $3.7 million non-cash charge in Fiscal 2006 reflecting the difference between estimated fair market value of the common units sold and their sales price to our executives. The estimated fair market value of the common units was determined based on a valuation provided by a third party valuation firm. We recorded an additional $444,000 during the Fiscal Year ended January 31, 2008 of non-cash compensation associated with the remaining vesting of the equity sold to our president and chief operating officer.
     On September 5, 2007, our board of directors adopted the 2007 Incentive Compensation Plan (“Incentive Plan) and the Incentive Plan received the required approval of a majority of our unit holders and became effective on September 27, 2007. In connection with the adoption and approval of the Incentive Plan, the compensation committee of the board, which has the responsibility to administer the Incentive Plan, made certain grants of restricted shares to our non-executive directors (Ms. Ansary and Messrs. Carlucci, Crystal, Kemp, Macomber, Solarz and Zarb) and certain members of our senior executive management (Messr. Hargrave and Merecka). The grants to the seven non-executive directors consist of 60,000 restricted shares vesting in five (5) 12,000 share tranches, with each such tranche vesting upon board service for a complete fiscal year. The above-listed directors, other than Mr. Zarb, completed their second fiscal year of board service on January 31, 2008. Mr. Zarb completed his first fiscal year of service on that date. If a director shall serve for only part of a fiscal year, the tranche of restricted shares that would be vested at the end of such fiscal year shall vest pro rata, based on the number of days served. The grant to Mr. Hargrave consists of 60,000 restricted shares vesting in five (5) 12,000 share tranches, with each tranche vesting upon employment for a complete fiscal year. The grant to Mr. Merecka consists of 50,000 restricted shares vesting in five (5) 10,000 share tranches, with each such tranche vesting upon employment for a complete fiscal year. Mr. Merecka completed his second fiscal year of service on January 31, 2008. The latter two grants are subject to the achievement of net pre-tax income growth in the relevant fiscal year that exceeds the median net pre-tax income growth of a peer group of companies consisting of Schlumberger, Ltd., National Oilwell Varco, Inc., Weatherford International Ltd., Cameron International Corp., and BJ Services Company. One-time, non-recurring, non-operational gains or charges to income taken by us or any member of the designated peer group that are publicly reported will be excluded. The latter two grants are also subject to acceleration in the case of an executive’s death or disability. All grants are subject to (i) the completion of an initial public equity offering and (ii) accelerating vesting upon a change-in-control of the Company. No expense was recognized during Fiscal 2007 for these grants because, as of January 31, 2008, the contingent condition had not occurred.
Note 11. Crown Acquisition
     On February 26, 2007, we acquired substantially all of the operating assets and assumed certain liabilities of Crown for cash consideration of approximately $70.5 million. Crown, which was headquartered in Calgary, Alberta, Canada and had multiple U.S. operations, manufactured drilling, well servicing and workover rigs, stimulation equipment and a provided related parts and services. The acquisition enhanced our position as a leading supplier of well stimulation, coiled tubing, cementing, and nitrogen pumping equipment and expands our product offering to include drilling rigs and well workover and service rigs. Information relating to our results of operations for Fiscal 2006 and prior periods does not include the impact of the Crown Acquisition. Information relating to our results of operations for Fiscal 2007 includes the impact of the Crown Acquisition from February 26, 2007 to January 31, 2008.

The following table summarized the fair value of the assets acquired and liabilities assumed at the date of the acquisition:

(In thousands)	At February 26, 2007
Cash & cash equivalents	$81
Receivables, net	19,213
Recoverable costs and accrued profit not yet billed	8,785
Inventory	41,941
Property, plant and equipment	8,353
Intangibles
Backlog (0.5 years)	3,370
Trademarks (Indefinite)	3,710
Drawings (2.5 years)	3,710
Non-compete covenant (5 years)	1,420
Customer relationships (11 years)	6,730
Goodwill	24,648

Total intangibles	43,588
Other Assets	554

Total assets acquired	122,515

Notes payable	630
Current portion of long term debt	225
Acounts payable	27,994
Billings in excess of cost	7,915
Customer deposits	10,479
Long term debt	379
Other liabilities assumed	4,386

Total liabilities assumed	52,008

Purchase price allocated	$70,507

The unaudited pro forma condensed combined statement of operations for the fiscal years ended January 31, 2008 and January 31, 2007 gives effect to the February 26, 2007 consummation of the Crown Acquisition as if the transaction occurred on February 1, 2007 and 2006, respectively. The unaudited pro forma information is presented for illustration purposes only and is not necessarily indicative of results of operations which would actually have been reported had the combination been in effect during this period or which we might expect to report in the future.

	Fiscal Year ended
	January 31, 2008	January 31, 2007
(In thousands, except units outstanding and per unit data)	(Unaudited)	(Unaudited)
Sales	$1,355,162	$1,159,763

Net earnings	94,741	46,593
Preferred stock dividends	—	4,017

Net earnings available for common unit holders	$94,741	$42,576
Weighted average units outstanding:
Basic	100,005,000	80,745,000
Diluted	100,005,000	100,005,000
Net earnings available for common unit holders per common unit
Basic	$0.95	$0.53
Diluted	$0.95	$0.47

Note 12. Employee Retirement Savings Plan
          We sponsor an employee retirement savings plan (“Savings Plan”) which qualifies under Section 401(k) of the Internal Revenue Code. The Savings Plan is designed to provide eligible employees with an opportunity to make regular contributions into a long-term investment and savings program. Substantially all U.S. employees are eligible to participate in the Savings Plan beginning on the first full pay period after employment. We match employee contributions at the rate of 50% up to 6% of eligible earnings. We incurred expenses of $3.1 million and $2.2 million for Fiscal 2007 and 2006, respectively. In addition, the predecessor financial statements include allocations of expenses associated with its 401(k) savings plan of $2.1 million for Fiscal 2005.
Note 13. Recent Accounting Pronouncements
     In June 2006, the FASB issued FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”), This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” The interpretation prescribes a recognition threshold and measurement attribute for a tax position taken or expected to be taken in a tax return and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. We are currently operating as a limited liability corporation and income is reported for tax purposes through our shareholders (except for the Texas Margins tax and foreign taxes reported at the entity level). Therefore, the adoption of FIN 48 on February 1, 2007 did not have a material impact on the consolidated financial position, cash flows and results of operations.
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 establishes a framework for fair value measurements in the financial statements by providing a single definition of fair value, provides guidance on the methods used to estimate fair value and increases disclosures about estimates of fair value. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The adoption of SFAS 157 on February 1, 2008 is not expected to have a material impact on our consolidated financial position, cash flows and results of operations.
     In February 2007, the FASB issued FAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115” (“SFAS 159”). This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This statement is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for financial instruments. This statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The adoption of SFAS 159 on February 1, 2008 is not expected to have a material impact on our consolidated financial position, cash flows and results of operations.
     In December 2007, the FASB issued SFAS No. 141R, “Business Combinations,” (“SFAS 141R”). SFAS 141R provides guidance on how acquirers recognize and measure the consideration transferred, identifiable assets acquired, liabilities assumed, non-controlling interests and goodwill acquired in a business combination. SFAS 141R also expands required disclosures surrounding the nature and financial effects of business combinations. SFAS 141R is effective prospectively for fiscal years beginning after December 15, 2008. The adoption of SFAS 141R on February 1, 2009 is expected to impact certain aspects of our accounting for any future acquisitions or other business combinations which may be consummated, including the determination of fair values assigned to certain purchased assets and liabilities.
Note 14. Commitments and Contingencies
          Operating Lease Commitments: We lease certain facilities and equipment from third parties under operating lease arrangements of varying terms. Under the terms of these operating lease arrangements, we are generally obligated to make monthly rental payments to the lessors, and include no further obligations at the end of the lease terms. If we elect to cancel or terminate a lease prior to the end of its term, we are typically obligated to make all remaining lease payments. In certain cases, however, we are allowed to sublet the assets to another party. Total rent expense was $9.8 million, $4.7 million, and $6.0 million in Fiscal 2007, 2006 and 2005, respectively.
          Operating lease obligations as of January 31, 2008, with noncancelable lease terms in excess of one year are as follows (in thousands):

(In thousands)
Period ending January 31, 2009	$6,560
2010	6,132
2011	4,466
2012	2,616
2013 and thereafter	1,745

Total	$21,519

Note 15. Litigation
          We are a defendant in a number of lawsuits relating to matters normally incident to our business. No individual case, or group of cases presenting substantially similar issues of law or fact, is expected to have a material effect on the manner in which we conduct our business or on our consolidated results of operations, financial position or liquidity. We maintain certain insurance policies that provide coverage for product liability and personal injury cases. We have established reserves that we believe to be adequate based on current evaluations and our experience in these types of claims situations. Nevertheless, an unexpected outcome or adverse development in any such case could have a material adverse impact on our consolidated results of operations in the period it occurs.
Note 16. Concentrations
          Our principal distribution agreements, which account for a significant portion of total purchases, are generally non-exclusive agreements and are subject to early termination by the suppliers for a variety of causes. No assurance can be given that such distribution agreements will be renewed beyond their expiration dates. Any interruption in the supply of materials from the original manufacturers, or a termination of a distributor agreement, could have a material adverse effect on the results of operations.
          We market our products and services throughout the world and are not dependent upon any single geographic region outside the United States. Substantially all of our long-lived assets are located in the United States. Our sales to countries outside the United States, including sales to U.S. customers for export, totaled $315.4 million, $116.6 million and $103.4 million in Fiscal 2007, 2006 and 2005, respectively. We are not dependent on any single customer and in Fiscal 2007, no single customer accounted for more than 4% of our total revenues. Our top 10 customers generated approximately 20% of our total revenues during Fiscal 2007.

Note 17. Quarterly Financial Information – Unaudited

	First	Second	Third	Fourth	Total
	Quarter	Quarter	Quarter	Quarter	Year
Fiscal year ended January 31, 2008
Sales	$294,285	$341,310	$355,097	$344,735	$1,335,427
Gross profit	60,252	69,664	73,293	61,822	265,031

Net earnings available to common unit holders	$17,189	$24,835	$30,063	$19,736	$91,823

Net earnings available to common unit holders per unit:
Basic	$0.17	$0.25	$0.30	$0.20	$0.92
Diluted	$0.17	$0.25	$0.30	$0.20	$0.92

	First	Second	Third	Fourth	Total
	Quarter	Quarter	Quarter	Quarter	Year
Fiscal year ended January 31, 2007
Sales	$229,130	$224,310	$240,639	$248,069	$942,148
Gross profit	41,476	40,655	42,059	43,898	168,088

Net earnings available to common unit holders	$10,409	$7,422	$8,120	$11,517	$37,468

Net earnings available to common unit holders per unit:
Basic	$0.14	$0.10	$0.11	$0.14	$0.46
Diluted	$0.12	$0.09	$0.09	$0.12	$0.41

EXHIBIT INDEX

Number	Description

3.1	Stewart & Stevenson LLC’s Certificate of Formation. (Filed as Exhibit 3.1 to the Registrant’s Registration Statement on Form S-4 filed on February 2, 2007 (File No. 333-140441) and incorporated herein by reference.)

3.2	Stewart & Stevenson LLC’s Operating Agreement. (Filed as Exhibit 3.7 to the Registrant’s Registration Statement on Form S-4 filed on February 2, 2007 (File No. 333-140441) and incorporated herein by reference.)

10.1	Indenture dated as of July 6, 2006, among Stewart & Stevenson LLC, Stewart & Stevenson Corp., the Subsidiary Guarantors (as defined therein) and Wells Fargo Bank, National Association. (Filed as Exhibit 10.1 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 filed on February 1, 2007 (File No. 333-138952) and incorporated herein by reference.)

10.2	Second Amended and Restated Credit Agreement dated as of February 13, 2007 by and among, Stewart & Stevenson LLC, Stewart & Stevenson Distributor Holdings LLC, Stewart & Stevenson Power Products LLC, Stewart & Stevenson Petroleum Services LLC, Stewart & Stevenson Funding Corp., S&S Agent LLC, the Canadian Borrowers party thereto, the lenders party thereto, JPMorgan Chase Bank, N.A. as Administrative Agent and as U.S. Collateral Agent, JPMorgan Chase Bank, NA, Toronto Branch as Canadian Administrative Agent and as Canadian Collateral Agent and JPMorgan Chase Bank, N.A., as Export-Related Lender. (Filed as Exhibit 10.1 to Amendment No. 1 to the Registrant’s Registration Statement of Form S-4 filed on February 28, 2007 (File No. 333-140441) and incorporated herein by reference.)

10.3	Asset Purchase Agreement, dated as of October 24, 2005, by and among Stewart & Stevenson Services, Inc., IPSC Co. Inc., Stewart & Stevenson Holdings, Inc., Stewart & Stevenson De Las Americas, Inc., Stewart & Stevenson International, Inc., Stewart & Stevenson Power, Inc., S&S Trust and Hushang Ansary. (Filed as Exhibit 10.3 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 filed on February 1, 2007 (File No. 333-138952) and incorporated herein by reference.)

10.4	Asset Purchase Agreement, dated as of September 27, 2005, by and among Stewart & Stevenson Services, Inc., Stewart & Stevenson Petroleum Services, Inc., Stewart & Stevenson International, Inc., Sierra Detroit Diesel Allison, Inc., S&S Trust and Hushang Ansary. (Filed as Exhibit 10.4 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 filed on February 1, 2007 (File No. 333-138952) and incorporated herein by reference.)

10.5	Asset Purchase Agreement dated February 25, 2007 by and among Stewart & Stevenson LLC, Crown Energy Technologies Inc., Crown Energy Technologies, Inc., Crown Energy Technologies (Oklahoma) Inc., Crown Energy Technologies (Odessa) Inc., Crown Energy Technologies (Victoria) Inc., Crown Energy Technologies (Casper) Inc., Crown Energy Technologies (Bakersfield), Inc., Rance E. Fisher, and Todd E. Fisher. (Filed as Exhibit 10.4 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-4 filed on February 28, 2007 (File No. 333-140441) and incorporated herein by reference.)

10.6	Stewart & Stevenson LLC 2007 Incentive Compensation Plan. (Filed as Exhibit 10.7 to Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 filed on September 28, 2007 (File No. 333-138952) and incorporated herein by reference.)

10.7	Employment Agreement, dated as of November 6, 2007, between Stewart & Stevenson LLC and Hushang Ansary. (Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on November 13, 2007 and incorporated by reference.)

21.1	Subsidiaries of the Registrant. (Filed as Exhibit 21.1 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-4 filed on February 28, 2007 (File No. 333-140441) and incorporated herein by reference.)

23.1	Consent of Ernst & Young LLP.

31.1	Rule 13a-14(a)/15d-14(a) certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Rule 13a-14(a)/15d-14(a) certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Section 1350 certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Section 1350 certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.