Form 10-Q
period 2008-05-03
Stewart & Stevenson LLC
filed 2008-06-13
CIK 1381455

United States Securities and Exchange Commission
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended May 3, 2008
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or if such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2) Yes ☐ No ☑
As of June 13, 2008, 100,005,000 common units were issued and outstanding.

STEWART & STEVENSON LLC AND SUBSIDIARIES

     PART I. FINANCIAL INFORMATION
     Item 1. Financial Statements
Stewart & Stevenson LLC and Subsidiaries
Condensed Consolidated Balance Sheets

	As of
	May 3, 2008	January 31, 2008
(In thousands, except unit data)	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$3,763	$12,382
Restricted cash	3,000	3,000
Accounts receivable, net	165,021	158,338
Recoverable costs and accrued profits not yet billed	79,959	59,360
Inventories	286,474	289,444
Other current assets	3,466	3,390

Total current assets	541,683	525,914

Property, plant and equipment, net	83,869	82,606
Goodwill & intangibles, net	53,151	54,659
Deferred financing costs and other assets	10,672	10,442

Total assets	$689,375	$673,621

Liabilities and Shareholders’ Equity
Current liabilities:
Bank notes payable	$4,768	$3,812
Current portion of long-term debt	255	259
Accounts payable	108,558	119,103
Accrued payrolls and incentives	8,666	12,835
Billings in excess of incurred costs	29,544	31,958
Customer deposits	26,398	15,916
Other current liabilities	23,836	23,959

Total current liabilities	202,025	207,842

Long-term debt, net of current portion	303,226	290,521
Other long-term liabilities	317	317

Total liabilities	505,568	498,680

Shareholders’ equity:
Common units, 100,005,000 units issued and outstanding	74,113	74,113
Accumulated other comprehensive income	8,890	8,233
Retained earnings	100,804	92,595

Total shareholders’ equity	183,807	174,941

Total liabilities & shareholders’ equity	$689,375	$673,621

See accompanying notes

Stewart & Stevenson LLC and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended
	May 3, 2008	May 5, 2007
(In thousands, except units outstanding and per unit data)
Sales	$318,272	$294,285
Cost of sales	256,174	234,033

Gross profit	62,098	60,252

Selling and administrative expenses	34,355	34,542
Other expense, net	496	227

Operating profit	27,247	25,483

Interest expense, net	6,344	6,798

Earnings before income taxes	20,903	18,685
Income tax expense	349	1,496

Net earnings	$20,554	$17,189

Weighted average units outstanding:
Basic	100,005,000	100,005,000
Diluted	100,005,000	100,005,000

Net earnings per common unit
Basic	$0.21	$0.17
Diluted	$0.21	$0.17
See accompanying notes

Stewart & Stevenson LLC and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Three Months Ended
	May 3, 2008	May 5, 2007
(In thousands)
Net earnings	$20,554	$17,189
Adjustments to reconcile net earnings to net cash used in operating activities:
Amortization of deferred financing costs	472	367
Equity compensation expense	—	111
Depreciation and amortization	4,479	4,803
Change in operating assets and liabilities:
Accounts receivable, net	(5,825)	19,572
Recoverable costs and accrued profits not yet billed	(20,740)	(27,712)
Inventories	4,072	(44,168)
Accounts payable	(10,455)	8,586
Accrued payrolls and incentives	(4,193)	(9,305)
Billings in excess of incurred costs	(2,290)	3,814
Customer deposits	9,910	(5,911)
Other current assets and liabilities	(96)	6,052
Other, net	(252)	(457)

Net Cash Used in Operating Activities	(4,364)	(27,059)

Investing Activities
Capital expenditures	(2,031)	(822)
Additions to rental equipment	(2,889)	(3,037)
Acquisition of businesses	—	(71,626)
Disposal of property, plant and equipment, net	7	—

Net Cash Used in Investing Activities	(4,913)	(75,485)

Financing Activities
Change in short-term notes payable	790	761
Deferred financing costs	(453)	(2,522)
Payments on long-term loans	(58)	(33)
Changes in long-term revolving loans	12,766	105,459
Distributions to shareholders for tax obligations	(12,344)	(1,673)
Deferred equity issuance costs	—	(35)

Net Cash Provided by Financing Activities	701	101,957

Effect of Exchange Rates on Cash	(43)	221

Decrease in cash and cash equivalents	(8,619)	(366)
Cash and cash equivalents, beginning of fiscal period	12,382	5,852

Cash and cash equivalents, end of fiscal period	$3,763	$5,486

Cash Paid for:

Interest	$2,139	$1,863
Income Taxes	$2,407	$1,227
See accompanying notes

Stewart & Stevenson LLC
Notes to Unaudited Condensed Consolidated Financial Statements
Three Months Ended May 3, 2008 and May 5, 2007
Note 1. Company Overview
     Stewart & Stevenson LLC is a leading designer, manufacturer and marketer of specialized equipment and provides aftermarket parts and service to the oil and gas and other industries that we have served for over 100 years. Our diversified product lines include equipment for well stimulation, well servicing and workover rigs, drilling rigs, coiled tubing, cementing, nitrogen pumping, power generation and electrical systems as well as engines, transmissions and material handling equipment. Unless otherwise indicated or the context otherwise requires, the terms “Stewart & Stevenson,” the “Company,” “we,” “our” and “us” refer to Stewart & Stevenson LLC and its subsidiaries.
Note 2. Summary of Significant Accounting Policies
     The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with Rule 10-01 of Regulation S-X for interim financial statements and do not include all information and footnotes required by United States (“U. S.”) generally accepted accounting principles (“GAAP”) for complete financial statements. However, the information furnished herein reflects all normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods. The results of operations for the three months ended May 3, 2008 are not necessarily indicative of the results that will be realized for the fiscal year ending January 31, 2009. These condensed consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K and the notes thereto for the year ended January 31, 2008.
     The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results may differ from these estimates.
     Our fiscal year begins on February 1 of the year stated and ends on January 31 of the following year. For example, the Company’s “Fiscal 2008” commenced on February 1, 2008 and will end on January 31, 2009. We report results on the fiscal quarter method with each quarter comprising approximately 13 weeks. The first quarter of Fiscal 2008 commenced on February 1, 2008 and ended on May 3, 2008.
     Recent Accounting Pronouncements — In September 2006, the Financial Accounting Standards Board (“FASB”) issued its Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 establishes a framework for fair value measurements in the financial statements by providing a single definition of fair value, provides guidance on the methods used to estimate fair value and increases disclosures about estimates of fair value. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The adoption of SFAS 157 on February 1, 2008 did not have a material impact on our consolidated financial position, cash flows, and results from operations.
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115” (“SFAS 159”). This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This statement is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for financial instruments. This statement is effective for fiscal years beginning after November 15, 2007. As we have not elected the fair value option for any of our assets or liabilities, the adoption of SFAS 159 on February 1, 2008 did not have a material impact on our consolidated financial position, cash flows, and results from operations.

     In December 2007, the FASB issued SFAS No. 141R, “Business Combinations” (“SFAS 141R”). SFAS 141R provides guidance on how acquirers recognize and measure the consideration transferred, identifiable assets acquired, liabilities assumed, non-controlling interests and goodwill acquired in a business combination. SFAS 141R also expands required disclosures surrounding the nature and financial effects of business combinations. SFAS 141R is effective prospectively for fiscal years beginning after December 15, 2008. The adoption of SFAS 141R on February 1, 2009 is expected to impact certain aspects of our accounting for any future acquisitions or other business combinations which may be consummated, including the determination of fair values assigned to certain purchased assets and liabilities.
Note 3. Comprehensive Income
     Total comprehensive income is as follows:

	For the Three Months Ended
(In thousands)	May 3, 2008	May 5, 2007
Net earnings	$20,554	$17,189

Currency translation gain	656	2,493

Comprehensive income	$21,210	$19,682

     The local currency is the functional currency for our South American and Canadian subsidiaries and, as such, assets and liabilities are translated into U.S. dollars at the period end exchange rates. Income and expense items are translated at the average exchange rates during the period. Translation adjustments resulting from changes in exchange rates are reported in other comprehensive income. As of May 3, 2008 and May 5, 2007, the entire accumulated and other comprehensive gain balance consisted of currency translation adjustments.
Note 4. Segment Data
     Our reportable operating segments are based on the types of products and services offered and are aligned with our internal management structure. Inter-segment and intra-segment revenues and costs are eliminated, and the operating profit represents the earnings before interest and income taxes.
     Our reportable segments include:
     Equipment — This segment designs, manufactures and markets equipment for well stimulation, coiled tubing, cementing, nitrogen pumping, power generation and electrical systems as well as workover rigs, drilling rigs, service rigs and related equipment, serving the oil and gas industry. This segment also sells engines, transmissions and material handling equipment for well servicing, workover, drilling, pumping and other applications for a wide range of other industries. The operating profit for the three months ended May 5, 2007 includes amortization of $1.3 million associated with the backlog we acquired with our purchase of substantially all of the operating assets and assumption of certain liabilities of Crown Energy Technologies, Inc. (“Crown Acquisition”) on February 26, 2007. The acquired backlog was valued at $3.4 million on the date of acquisition and was fully amortized during Fiscal 2007.
     Aftermarket Parts and Service — This segment provides aftermarket parts and service for products manufactured by us, and others, to customers in the oil and gas industry as well as customers in the power generation, marine, mining, construction, commercial vehicle and material handling industries.
     Rental — This segment provides equipment on a short-term rental basis, including generators, material handling equipment and air compressors, to a wide range of end-markets.
     Corporate — The Corporate segment includes administrative overhead normally not associated with the specific activities within the operating segments. Such expenses include legal, finance and accounting, internal audit, human resources, information technology and other similar corporate office costs.

     Certain general and administrative costs which are incurred to support all operating segments are allocated to the segment operating results presented. Operating results by segment are as follows:

	For the Three Months Ended
(In thousands)	May 3, 2008	May 5, 2007
Sales
Equipment	$215,876	$193,145
Aftermarket Parts and Service	95,328	94,190
Rental	7,068	6,950

Total Sales	$318,272	$294,285

Operating profit (loss)
Equipment	$23,087	$19,823
Aftermarket Parts and Service	10,511	10,851
Rental	1,298	1,986
Corporate	(7,649)	(7,177)

Total Operating Profit	$27,247	$25,483

Operating profit percentage
Equipment	10.7%	10.3%
Aftermarket Parts and Service	11.0	11.5
Rental	18.4	28.6
Consolidated	8.6%	8.7%
Note 5. Long-Term Debt

	As of
(In thousands)	May 3, 2008	January 31, 2008
Revolving credit facility	153,072	140,306
Unsecured senior notes	150,000	150,000
Other debt	5,177	4,286

Total	308,249	294,592
Less: current portion of other debt	(5,023)	(4,071)

Long-term debt, net of current portion	$303,226	$290,521

     Revolving Credit Facility: In February 2007, we amended our senior credit facility, increased the revolving facility to $250.0 million and added a $25.0 million sub-facility to be used by our Canadian subsidiary, which we established as part of the Crown Acquisition. The amended $250.0 million revolving credit facility, which matures in February 2012, is secured by substantially all accounts receivable, inventory and property, plant and equipment and provides for borrowings at LIBOR plus a margin ranging from 1.25% to 2.00% per annum, based on our leverage ratios, as specified in the credit agreement. As of May 3, 2008, borrowings under the facility bear interest at LIBOR plus 1.5%, or 4.47%. A commitment fee of 0.30% to 0.375% per annum is payable on all unused portions of the revolving credit facility based on our leverage ratios. Interest payments are due monthly, or as LIBOR contracts expire. The revolving credit facility also has a $30.0 million sub-facility which may be used for letters of credit. During the three months ended May 3, 2008, we incurred an additional $0.5 million in deferred financing costs associated with the revolving credit facility. As of May 3, 2008, there were $23.8 million of letters of credit outstanding. Based on the borrowings outstanding and letters of credit issued at May 3, 2008, approximately $64.6 million remain available under the revolving credit facility.

     Unsecured Senior Notes: In July 2006, we issued $150.0 million of unsecured senior notes (“Senior Notes”), bearing interest at 10% per annum and maturing in July, 2014. In connection with the Senior Notes, we entered into a registration rights agreement which required us to make reasonable best efforts to file a registration statement with the Securities and Exchange Commission and effect a registered exchange offer in respect of the Senior Notes. We filed a registration statement with the Securities and Exchange Commission on February 2, 2007 and received clearance to effect the exchange offer on July 25, 2007. As per the terms of the indenture, the Senior Notes became subject to an escalated rate of 10.5% per annum as of July 1, 2007, which remained in effect until August 22, 2007 when the registration of the notes and the related exchange were completed. On August 22, 2007, the Senior Notes reverted back to an interest rate of 10.0% per annum. The escalated interest rate did not have a material impact on Fiscal 2007 results.
     The credit facility and the Senior Notes contain financial and operating covenants with which we must comply during the terms of the agreements. These covenants include the maintenance of certain financial ratios, restrictions related to the incurrence of certain indebtedness and investments, and prohibition of the creation of certain liens. We were in compliance with all covenants as of May 3, 2008.
     We incurred $3.3 million of capitalized legal and financing charges associated with establishing the original $250.0 million senior credit facility, which were to be amortized over the five year term of the facility. We also incurred $5.1 million of capitalized legal and financing charges associated with the issuance of the Senior Notes during the second quarter of Fiscal 2006. These costs are to be amortized over the eight year term of the notes. During the three months ended May 3, 2008 and May 5, 2007 we incurred $0.5 million and $2.2 million, respectively, of capitalized legal and financing costs associated with the credit facility. As of May 3, 2008, $8.8 million of unamortized costs were included in the balance sheet.
     Other debt: Other debt includes certain secured loans from our South American operations, a floor plan financing agreement and other equipment loans. The restricted cash on our balance sheet relates to collateral securing certain of this debt.
     Guarantor entities: The Senior Notes were issued by Stewart & Stevenson LLC and are guaranteed by all of its subsidiaries except one domestic subsidiary, one subsidiary in Canada and two subsidiaries in South America. Stewart & Stevenson LLC and all of its subsidiaries except one domestic subsidiary, one subsidiary in Canada and two subsidiaries in South America are co-borrowers on the $250.0 million revolving credit facility.
     The following condensed consolidated financial statements present separately the financial position, results of operations and cash flows of the co-issuers/guarantors (“Guarantor Entities”), and all non-guarantor subsidiaries of the Company based on the equity method of accounting.

Condensed Consolidating Balance Sheets

	As of May 3, 2008
	Guarantor	Non-Guarantor
(In thousands)	Entities	Entities	Eliminations	Total
Current assets	$463,071	$78,612	$—	$541,683
Property, plant and equipment	78,091	5,778	—	83,869
Other assets	49,990	38,944	(25,111)	63,823

Total assets	$591,152	$123,334	$(25,111)	$689,375

Current liabilities	$162,418	$39,607	$—	$202,025
Intercompany payables (receivables)	(44,666)	44,666	—	—
Long-term liabilities	303,073	470	—	303,543
Shareholders’ equity	170,327	38,591	(25,111)	183,807

Total liabilities and shareholders’ equity	$591,152	$123,334	$(25,111)	$689,375

	As of January 31, 2008
	Guarantor	Non-Guarantor
	Entities	Entities	Eliminations	Total
Current assets	$446,151	$79,763	$—	$525,914
Property, plant and equipment	76,642	5,964	—	82,606
Other assets	50,294	39,918	(25,111)	65,101

Total assets	$573,087	$125,645	$(25,111)	$673,621

Current liabilities	$159,944	$47,898	$—	$207,842
Intercompany payables (receivables)	(40,053)	40,053	—	—
Long-term liabilities	290,307	531	—	290,838
Shareholders’ equity	162,889	37,163	(25,111)	174,941

Total liabilities and shareholders’ equity	$573,087	$125,645	$(25,111)	$673,621

Condensed Consolidating Statements of Operations

	For the Period Ended May 3, 2008
	Guarantor	Non-Guarantor		Consolidated
(In thousands)	Entities	Entities	Eliminations	Totals
Sales	$278,155	$40,117	$—	$318,272
Cost of sales	222,730	33,444	—	256,174

Gross profit	55,425	6,673	—	62,098

Selling and administrative expenses	29,717	4,638	—	34,355
Equity in earnings of subsidiaries	727	—	(727)	—
Other expense, net	26	470	—	496

Operating profit (loss)	26,409	1,565	(727)	27,247

Interest expense, net	5,641	703	—	6,344

Earnings before income taxes	20,768	862	(727)	20,903
Income tax provision	214	135	—	349

Net earnings	$20,554	$727	$(727)	$20,554

	For the Period Ended May 5, 2007
	Guarantor	Non-Guarantor		Consolidated
	Entities	Entities	Eliminations	Totals
Sales	$257,666	$36,619	$—	$294,285
Cost of sales	203,400	30,633	—	234,033

Gross profit	54,266	5,986	—	60,252

Selling and administrative expenses	30,175	4,367	—	34,542
Equity in earnings of subsidiaries	1,164	—	(1,164)	—
Other (income) expense, net	(74)	301	—	227

Operating profit (loss)	25,329	1,318	(1,164)	25,483

Interest expense, net	6,718	80	—	6,798

Earnings before income taxes	18,611	1,238	(1,164)	18,685
Income tax provision	1,422	74	—	1,496

Net earnings	$17,189	$1,164	$(1,164)	$17,189

Condensed Consolidating Statements of Cash Flows

	For the Period Ended May 3, 2008
	Guarantor	Non-Guarantor	Consolidated
(In thousands)	Entities	Entities	Totals
Net cash provided by (used in):
Operating Activities	$3,064	$(7,428)	$(4,364)
Investing Activities	(4,060)	(853)	(4,913)
Financing Activities	(4,915)	5,616	701
Effect of exchange rates on cash	—	(43)	(43)

Net decrease in cash	(5,911)	(2,708)	(8,619)
Cash at the beginning of the period	5,957	6,425	12,382

Cash at the end of the period	$46	$3,717	$3,763

	For the Period Ended May 5, 2007
	Guarantor	Non-Guarantor	Consolidated
	Entities	Entities	Totals
Net cash provided by (used in):
Operating Activities	$(21,032)	$(6,027)	$(27,059)
Investing Activities	(33,902)	(41,583)	(75,485)
Financing Activities	53,074	48,883	101,957
Effect of exchange rates on cash	—	221	221

Net increase (decrease) in cash	(1,860)	1,494	(366)
Cash at the beginning of the period	3,349	2,503	5,852

Cash at the end of the period	$1,489	$3,997	$5,486

Note 6. Guarantees and Contingencies
     Warranties: We generally provide product and service warranties for periods of six months to 18 months. Based on historical experience and contract terms, we provide for the estimated cost of product and service warranties at the time of sale or, in some cases, when specific warranty problems are identified. Accrued warranty costs are adjusted periodically to reflect actual experience. Certain warranty and other related claims involve matters of dispute that ultimately may be resolved by negotiation, arbitration or litigation. Occasionally, a material warranty issue can arise that is beyond our historical experience. We provide for any such warranty issues as they become known and estimable.
     A summary of warranty activity associated with continuing operations for the periods ended May 3, 2008 and January 31, 2008 follows:

	Three Months Ended	Year Ended
(In thousands)	May 3, 2008	January 31, 2008
Accrued warranty costs at beginning of period	$5,982	$2,673
Acquired reserves	—	714
Payments for warranty obligations	(1,598)	(4,616)
Warranty accrual for current period sales	1,514	7,211

Accrued warranty costs at end of period	$5,898	$5,982

     We are also a defendant in a number of lawsuits relating to matters normally incident to our business. No individual case, or group of cases presenting substantially similar issues of law or fact, is expected to have a material effect on the manner in which we conduct our business or on our consolidated results of operations, financial position or liquidity. We maintain certain insurance policies that provide coverage for product liability and personal injury cases. We have established reserves that we believe to be adequate based on current evaluations and our experience in these types of claim situations. Nevertheless, an unexpected outcome or adverse development in any such case could have a material adverse impact on our consolidated results of operations in the period it occurs.

Note 7. Significant Balance Sheet Accounts
     Allowance for Doubtful Accounts: Activity in the allowance for doubtful accounts was as follows:

	Three Months Ended	Year Ended
(In thousands)	May 3, 2008	January 31, 2008
Allowance for doubtful accounts at beginning of period	$3,140	$1,725
Acquired reserves	—	1,359
Additions to reserves	395	1,048
Writeoffs against allowance for doubtful accounts	(88)	(1,205)
Collections of previously reserved items	27	213

Allowance for doubtful accounts at end of period	$3,474	$3,140

     Inventories: Summarized below are the components of inventories:

	As of
(In thousands)	May 3, 2008	January 31, 2008
Inventory purchased under distributor agreements	$117,418	$125,062
Raw materials and spare parts	104,672	125,732
Work in process	64,384	38,650

Total Inventories	$286,474	$289,444

     Raw materials and spare parts include OEM equipment and components used in the equipment segment. The inventory balances above are stated net of inventory valuation allowances totaling $11.0 million and $12.3 million as of May 3, 2008 and January 31, 2008, respectively.
     Property, Plant and Equipment: Components of property, plant and equipment, net, are as follows:

	As of
(In thousands)	May 3, 2008	January 31, 2008
Machinery and equipment	$23,824	$23,031
Buildings and leasehold improvements	25,862	25,705
Rental equipment	45,581	42,615
Computer hardware and software	3,156	2,861
Accumulated depreciation	(25,383)	(21,954)

Net depreciable assets	73,040	72,258
Construction in progress	4,064	3,576
Land	6,765	6,772

Property, plant and equipment, net	$83,869	$82,606

     Intangible Assets & Goodwill: Amounts allocated to intangible assets are amortized on a straight-line basis over their estimated useful lives. Intangible asset values, net of recognized amortization expense, include the following:

		As of May 3, 2008
	Estimated	Gross Carrying	Accumulated	Currency
(In thousands)	Useful Life	Value	Amortization	Translation	Net
Current amortizable intangible assets:
Unfilled order backlog	6 Mos.	$3,370	$(3,546)	$176	$—

Non-current amortizable intangible assets:
Engineering drawings	2.5-10 Yrs.	6,346	(2,467)	370	4,249
Distribution contracts	27 Yrs.	3,384	(279)	—	3,105
Customer relationships	6-11 Yrs.	7,409	(1,026)	659	7,042
Patents	4 Yrs.	209	(103)	—	106
Non-compete covenant	5 Yrs.	1,420	(359)	136	1,197

Total		18,768	(4,234)	1,165	15,699

Indefinite-lived intangible assets:
Trademarks	—	9,130	—	317	9,447

Total		$31,268	$(7,780)	$1,658	$25,146

		As of January 31, 2008
	Estimated	Gross Carrying	Accumulated	Currency
(In thousands)	Useful Life	Value	Amortization	Translation	Net
Current amortizable intangible assets:
Unfilled order backlog	6 Mos.	$3,370	$(3,546)	$176	$—

Non-current amortizable intangible assets:
Engineering drawings	2.5-10 Yrs.	6,346	(1,984)	399	4,761
Distribution contracts	27 Yrs.	3,384	(248)	—	3,136
Customer relationships	6-11 Yrs.	7,409	(713)	741	7,437
Patents	4 Yrs.	209	(93)	—	116
Non-compete covenant	5 Yrs.	1,420	(280)	150	1,290

Total		18,768	(3,318)	1,290	16,740

Indefinite-lived intangible assets:
Trademarks	—	9,130	—	357	9,487

Total		$31,268	$(6,864)	$1,823	$26,227

     The following table presents goodwill as of the dates indicated, as well as changes in the account during the period shown.

(In thousands)	Amount
Carrying amount as of January 31, 2008	$28,431
Currency Translation	(426)

Carrying amount as of May 3, 2008	$28,005

Note 8. Equity
     On September 5, 2007, the Company effected a 15,000 to 1 split of its 6,667 common units into 100,005,000 common units. The financial statements give retroactive effect to this split.
     Stewart & Stevenson LLC is a limited liability company, therefore, U.S. federal and certain state taxes are paid by the holders of our equity interests. As a limited liability company, the common interest holders’ liability is limited to the capital invested in the Company. In connection with the acquisition of substantially all of the equipment, aftermarket parts and services and rental businesses that primarily served the oil and gas services industry of Stewart & Stevenson Services, Inc. on January 23, 2006, a $70 million capital contribution was made by the shareholders. The contribution included $5 million of common voting interests ($1,000 per unit), along with $65 million of preferred interests ($1,000 per unit). The preferred interests were non-voting, and entitled the shareholder to annual distributions of available earnings, equal to 8.0% of the preferred interest investment. On November 21, 2006, all outstanding units of preferred equity were converted into 25,005,000 units of common equity.

     Stock-Based Compensation: During Fiscal 2006, our principal shareholder sold common units equal to 1% of common equity to our president and chief operating officer subject to repurchase rights that expire over established vesting periods beginning January 23, 2006. In accordance with SFAS No. 123 (revised 2004), “Share-Based Payment,” we recorded a $111,000 non-cash charge in the three months ended May 5, 2007 reflecting the difference between estimated fair market value of the common units sold and their sales price to our executive. The estimated fair market value of the common units was determined based on a valuation provided by a third party valuation firm. The award was fully vested and expensed by the end of Fiscal 2007.
          On September 5, 2007, our board of directors adopted the 2007 Incentive Compensation Plan (“Incentive Plan”). The Incentive Plan received the required approval of a majority of our unitholders and became effective on September 27, 2007. In connection with the adoption and approval of the Incentive Plan, the compensation committee of the board, which has the responsibility to administer the Incentive Plan, made certain grants of restricted shares to our non-executive directors and certain members of our senior executive management. The grants to our six non-executive directors total 360,000 restricted shares vesting in five (5) 72,000 share tranches, with each such tranche vesting upon board service for a complete fiscal year. In addition, approximately 15,000 of the restricted shares granted to Mr. Zarb were earned prior to the date of his resignation as a director with the balance of his grant being forfeited. The grants to senior executive management total 110,000 restricted shares vesting in five (5) 22,000 share tranches, with each tranche vesting upon employment for a complete fiscal year. The executive grants are subject to the achievement of net pre-tax income growth in the relevant fiscal year that exceeds the median net pre-tax income growth of a peer group of companies and are subject to acceleration in the case of an executive’s death or disability. All grants are subject to (i) the completion of an initial public equity offering, and (ii) accelerated vesting upon a change-in-control of the Company. No expense has been recognized for these grants because the contingent condition has not occurred and, as of May 3, 2008, diluted earnings per share excludes the approximately 485,000 contingent unvested restricted shares.
Note 9. Income Taxes
     We expect our effective tax rate to be approximately 3%, due to conducting our business as a limited liability company. As such, income is reported for federal and state income tax purposes (except for the Texas Margins tax and foreign taxes reported at the entity level) by our unitholders. During the periods ended May 3, 2008 and May 5, 2007, we recognized $0.2 million and $1.4 million, respectively of Texas Margins tax and $0.1 million and $0.1 million, respectively of income tax associated with foreign jurisdictions. Generally, we make quarterly distributions to our unitholders to fund their tax obligations. During the periods ended May 3, 2008 and May 5, 2007, we made tax distributions of $12.3 million and $1.7 million, respectively to our unitholders.
Note 10. Proforma Condensed Combined Statement of Operations
     The unaudited pro forma condensed combined statement of operations for the three months ended May 5, 2007 gives effect to the February 26, 2007 consummation of the Crown Acquisition as if the transaction occurred on February 1, 2007. The unaudited pro forma information is presented for illustration purposes only and is not necessarily indicative of results of operations which would have been reported had the transaction actually occurred on February 1, 2007.

	Three Months Ended
	May 3, 2008	May 5, 2007
		(Pro Forma)
(In thousands, except per unit data)	(Unaudited)	(Unaudited)
Sales	$318,272	$314,020
Net earnings	20,554	18,063
Weighted average units outstanding
Basic	100,005	100,005
Diluted	100,005	100,005
Earnings per unit
Basic	$0.21	$0.18
Diluted	$0.21	$0.18
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Special Note Regarding Forward-Looking Statements
     This Quarterly Report includes statements that are, or may be deemed to be, “forward-looking statements.” These forward-looking statements can be identified by the use of forward-looking terminology, including the terms “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will” or “should” or, in each case, their negative or other variations or comparable terminology. These forward-looking statements include all matters that are not historical facts. They appear in a number of places throughout this report and include statements regarding our intentions, beliefs or current expectations concerning, among other things, our results of operations, financial condition, liquidity, prospects, growth, strategies and the industry in which we operate. By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future and some of which are beyond our control. We believe that these risks and uncertainties include:
•	periodic economic and industry downturns affecting the oil and gas industry;

•	competitive pressures in the industries we serve;

•	factors affecting our international sales and operations;

•	the potential loss of a key OEM supplier;

•	the occurrence of events not covered by insurance;

•	our ability to attract and retain qualified employees;

•	our failure to accurately estimate costs associated with products produced under fixed-price contracts;

•	our susceptibility to adverse weather conditions affecting the Gulf Coast;

•	unforeseen difficulties relating to acquisitions;

•	the impact of governmental laws and regulations, including environmental laws and regulations;

•	our failure to maintain key licenses;

•	our ability to protect our intellectual property;

•	our level of indebtedness; and

•	the other factors described under “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended January 31, 2008, which is accessible on the Securities and Exchange Commission’s website at www.sec.gov.
     These factors should not be construed as exhaustive and should be read with the other cautionary statements in this Quarterly Report.
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
     Any forward-looking statements which we make in this Quarterly Report speak only as of the date of such statement, and, except as required under the federal securities laws and the rules and regulations of the SEC, we undertake no obligation to update publicly any forward-looking statements in this Quarterly Report, after the date of this Quarterly Report, whether as a result of new information, future events or otherwise. Comparisons of results for current and any prior periods are not intended to express any future trends or indications of future performance, unless expressed as such, and should only be viewed as historical data.
Comparison of Results of Operations—Three Months Ended May 3, 2008 and May 5, 2007
     Sales — For the three months ended May 3, 2008 our sales were $318.3 million, an increase of $24.0 million, or 8.2%, over Fiscal 2007 sales of $294.3 million for the same period. This increase in sales was primarily attributable to the inclusion of Crown for the full quarter in the period ended May 3, 2008 as compared to two months in the period ended May 5, 2007. A breakdown of sales for the periods is as follows:

	For the Periods Ended		Change
(In thousands)	May 3, 2008	May 5, 2007	$	%
Sales
Equipment	$215,876	$193,145	$22,731	11.8%
Aftermarket Parts and Service	95,328	94,190	1,138	1.2%
Rental	7,068	6,950	118	1.7%

Total Sales	$318,272	$294,285	$23,987	8.2%

     Sales of equipment grew by 11.8%, or $22.7 million, during the three months ended May 3, 2008 compared to the same period in Fiscal 2007. The increase in sales was primarily attributable to the inclusion of an additional month of Crown sales in Fiscal 2008, which approximated $20.0 million, versus only two months in Fiscal 2007.
     Aftermarket parts and service sales grew by $1.1 million to $95.3 million in the three months ended May 3, 2008 from $94.2 million in the comparable period of Fiscal 2007. The increase in aftermarket parts and service sales was primarily attributable to increased parts sales.
     Rental sales grew by 1.7%, or $0.1 million, in the three months ended May 3, 2008 compared to the same period of Fiscal 2007.
     Gross profit — Our gross profit was $62.1 million for the three months ended May 3, 2008 compared to $60.3 million for the same period in Fiscal 2007, reflecting a decrease in gross profit margin from 20.5% to 19.5%. Our gross profit margin decreased by 1.0 point primarily due to higher indirect costs, such as freight, fuel and utilities. The Equipment segment gross profit margin declined from 20.1% to 19.4%, a decrease of 0.7 points, primarily driven by increased indirect costs. The Aftermarket Parts and Service segment gross profit margin declined from 19.8% to 18.7%, a decrease of 1.1 points, primarily driven by increased fuel costs associated with our service business. The Rental segment gross profit margin declined from 39.6% to 32.5%, a decrease of 7.1 points, as the result of higher depreciation on newly acquired rental units and higher costs associated with units leased specifically for rentals.

     Selling and administrative expenses — Selling and administrative expenses decreased by $0.1 million to $34.4 million for the three months ended May 3, 2008. Selling and administrative expenses as a percentage of sales decreased to 10.8% from 11.7% for the three months ended May 5, 2007, mainly as a result of some costs being of a fixed nature. The three months ended May 5, 2007 included $1.3 million of non-cash amortization expense for the backlog acquired in the Crown Acquisition. There was no amortization during the three months ended May 3, 2008 as the acquired backlog was fully amortized during Fiscal 2007.
     Other expense — Other expense increased by $0.3 million to $0.5 million for the three months ended May 3, 2008, mainly as the result of currency translation losses associated with our Canadian subsidiary.
     Operating profit — Our operating profit improved to $27.2 million, or 8.5% of sales, during the three months ended May 3, 2008, from $25.5 million, or 8.7% of sales, in the same period of Fiscal 2007, primarily as the result of higher sales.
     Interest expense, net — Interest expense for the three months ended May 3, 2008 decreased by $0.5 million over the same period in Fiscal 2007 mainly as a result of lower interest rates for our revolving credit facility indebtedness.
     Income taxes — Income tax expense for the three months ended May 3, 2008 was $0.3 million as compared to approximately $1.5 million for the same period in Fiscal 2007. The decrease is due mainly to lower income taxes associated with profits generated from international operations (primarily our Canadian subsidiary) and Texas Margin taxes. No U.S. federal tax expense was recorded in the three months ended May 3, 2008 or May 5, 2007 as we conduct our operations as a limited liability company and as a result, U.S. federal income taxes were paid by the holders of our equity interests.
Segment Results Comparison — Three Months Ended May 3, 2008 and May 5, 2007
     Equipment — Operating profit generated by the equipment segment increased to $23.1 million, or 10.7% of sales, for the three months ended May 3, 2008 from $19.8 million, or 10.3% of sales, for the same period in Fiscal 2007 primarily due to the increased demand. The $3.3 million increase in operating profit was attributable to an increase in organic sales volume of $4.6 million partially offset by a decrease of $1.3 million in margin rate.
     Our equipment order backlog as of May 3, 2008 was $442.9 million, as compared to $569.9 million on May 5, 2007, a decrease of 22% primarily associated with lower domestic sales of well stimulation, while our quoting activity continues to remain strong. We expect to recognize a significant portion of this equipment order backlog as revenue in the second and third quarters of Fiscal 2008.
     Aftermarket Parts and Service — Operating profit generated by the aftermarket parts and service segment decreased to $10.5 million in the three months ended May 3, 2008 from $10.9 million in the same period of Fiscal 2007, representing a reduction in operating profit percentage from 11.5% to 11.0%. The decrease in operating profit percentage was primarily attributable to increased fuel costs.

     Rental — Operating profit generated by the rental segment was $1.3 million in the three months ended May 3, 2008, down from $2.0 million of operating profit generated in the same period of Fiscal 2007. Operating profit percentage decreased to 18.4% for the three months ended May 3, 2008 from 28.6% for the same period in Fiscal 2007 mainly as a result of higher depreciation associated with increased capital expenditure levels and additional costs associated with leasing units to be rented.
     Corporate — Corporate and administrative expenses increased to $7.6 million in the three months ended May 3, 2008 compared to $7.2 million in the same period of 2007, and remained constant as a percentage of sales at 2.4%.
Liquidity and Capital Resources
     In the three months ended May 3, 2008, we used net cash in operating activities of $4.4 million compared to net cash used in operating activities of $27.1 million in the same period of 2007. The cash used in operating activities consisted of $29.9 million as a result of changes in operating assets and liabilities, primarily due to increased working capital needs driven by increased sales volumes, and partially offset by $25.5 million of cash generated by net earnings, adjusted for non-cash items. Changes in operating assets and liabilities are the result of increases in accounts receivable, recoverable costs and accrued profits not yet billed and other and decreases in accounts payable, which in aggregate totaled $43.9 million and which were partially offset by changes in inventory and customer deposits which in aggregate totaled $14.0 million. While many of our contracts include advance customer deposits and progress billings, some international contracts provide for substantial portions of funding under confirmed letters of credit upon delivery of the products. For the remainder of Fiscal 2008, working capital is expected to remain relatively constant.
     Net cash used in investing activities was $4.9 million for the three months ended May 3, 2008, primarily for capital expenditures and included $2.9 million related to additions to our rental fleet. Net cash used in investing activities for the three months ended May 5, 2007 was $75.5 million and included $71.6 million for the Crown Acquisition.
     Net cash provided by financing activities was $0.7 million for the three months ended May 3, 2008. This includes $13.5 million in net borrowings from our revolving credit facility which was offset by tax distributions to holders of common units of $12.3 million and deferred financing costs of $0.5 million. Net cash provided by financing activities was $102.0 million for the three months ended May 5, 2007. This includes $106.2 million in borrowings under our revolving credit facility, primarily to finance the Crown Acquisition, partially offset by tax distributions to holders of common units of $1.7 million and deferred financing costs of $2.5 million.
     As of May 3, 2008, our cash and cash equivalents balance was $3.8 million, reflecting timing of cash receipts, disbursements and borrowings on our revolving credit facility.
Current Resources
     In February 2007, we amended our senior credit facility to increase the revolving facility to $250.0 million and added a $25.0 million sub-facility to be used by our Canadian subsidiary which we established as part of the Crown Acquisition. The amended $250.0 million revolving credit facility, which matures in February 2012, is secured by substantially all accounts receivable, inventory and property, plant and equipment and provides for borrowings at LIBOR, plus a margin ranging from 1.25% to 2.00% per annum, based on our leverage ratios, as specified in the credit agreement. As of May 3, 2008, borrowings under the facility bear interest at LIBOR plus 1.50%, or 4.47%. A commitment fee of 0.30% to 0.375% per annum is payable on all unused portions of the revolving credit facility based on our leverage ratios. Interest payments are due monthly, or as LIBOR contracts expire. The revolving credit facility also has a $30.0 million sub-facility which may be used for letters of credit. As of May 3, 2008, there were $23.8 million of letters of credit outstanding. Based on the borrowings outstanding and letters of credit issued at May 3, 2008, approximately $64.6 million of borrowings were available under the revolving credit facility.

     As of May 3, 2008, borrowings under our senior credit facility and our Senior Notes were as follows:

(In thousands)
Revolving credit facility	$153,072
Senior Notes	150,000

Total	$303,072
     We incurred $3.3 million of capitalized legal and financing charges associated with establishing the original $250.0 million senior credit facility, which were to be amortized over the five year term of the facility. We also incurred $5.1 million of capitalized legal and financing charges associated with the issuance of the Senior Notes during the second quarter of Fiscal 2006. These costs are to be amortized over the eight year term of the notes. During the three months ended May 3, 2008 and May 5, 2007, we incurred $0.5 million and $2.2 million, respectively, of capitalized legal and financing costs associated with the credit facility. As of May 3, 2008, $8.8 million of unamortized costs are included on the balance sheet.
     We currently believe that we will make approximately $40.0 million of capital expenditures during Fiscal 2008. We believe that the business will generate cash from operating activities in excess of planned capital expenditures and required distributions for income tax obligations and servicing our indebtedness. Therefore, we believe that our available sources of funds, including borrowings under our senior credit facility, are adequate to cover our near term requirements for working capital investments, capital expenditures, and other obligations. Our strategy is to make acquisitions as appropriate opportunities arise. If we choose to pursue an acquisition, additional financing may be necessary.
     The credit agreement governing the senior credit facility contains financial and operating covenants with which we and our subsidiaries must comply during the term of the credit agreement. These covenants include the maintenance of a fixed charge coverage ratio, restrictions related to the incurrence of certain indebtedness and investments and prohibition of the creation of certain liens. We were in compliance with all covenants for the applicable test periods as of May 3, 2008.
Recent Accounting Pronouncements
     For a discussion of recently adopted and not yet adopted accounting standards, see Note 2 in “— Notes to Condensed Consolidated Financial Statements.”
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Foreign Exchange Risk
     Our international subsidiaries in Canada, Colombia and Venezuela transact most of their business in their respective local currencies. While local currency transactions arising from the Canadian subsidiary represented approximately 9% of our revenue during the three month period ended May 3, 2008, our results of operations were not significantly impacted by changes in currency exchange rates of the Canadian dollar to the U.S. dollar. Transactions denominated in local currencies generated by our Colombian and Venezuelan subsidiaries comprised less than 3% of our sales, resulting in insignificant impacts to our results of operations from fluctuation of these foreign currencies against the U.S. dollar.
Interest Rate Risk
     We use variable-rate debt to finance certain of our operations and capital expenditures. Assuming the entire $250.0 million revolving credit facility was drawn, each quarter point change in interest rates would result in a $0.6 million change in annual interest expense.
Item 4. Controls and Procedures
     Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13A-15 under the Exchange Act as of the end of the period covered by this Quarterly Report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this Quarterly Report, our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) are effective, in all material respects, to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
     No change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     We are, from time to time, party to various legal proceedings arising out of our business. These proceedings primarily involve commercial claims, product liability claims, intellectual property claims, environmental claims, personal injury claims and workers’ compensation claims. We cannot predict the outcome of these lawsuits, legal proceedings and claims with certainty. Nevertheless, we believe that the outcome of any currently existing proceedings, even if determined adversely, would not have a material adverse effect on our business, financial condition and results of operations.
Item 1A. Risk Factors
     For a discussion of our potential risks and uncertainties, see the factors described under “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended January 31, 2008, which is accessible on the Securities and Exchange Commission’s website at www.sec.gov. There have been no material changes to the risk factors disclosed in the Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
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
June 13, 2008

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