Form 10-Q
period 2008-08-02
Stewart & Stevenson LLC
filed 2008-09-12
CIK 1381455

United States Securities and Exchange Commission
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended August 2, 2008
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
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2) Yes ☐ No ☑
As of September 5, 2008, 100,005,000 common units were issued and outstanding.

STEWART & STEVENSON LLC AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Stewart & Stevenson LLC and Subsidiaries
Condensed Consolidated Balance Sheets

	As of
	August 2, 2008	January 31, 2008
(In thousands, except unit data)	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$12,757	$12,382
Restricted cash	3,000	3,000
Accounts receivable, net	137,612	158,338
Recoverable costs and accrued profits not yet billed	99,316	59,360
Inventories	264,938	289,444
Other current assets	5,710	3,390

Total current assets	523,333	525,914

Property, plant and equipment, net	85,616	82,606
Goodwill & intangibles, net	52,070	54,659
Deferred financing costs and other assets	12,107	10,442

Total assets	$673,126	$673,621

Liabilities and Shareholders’ Equity
Current liabilities:
Notes payable	$5,209	$3,812
Current portion of long-term debt	253	259
Accounts payable	119,316	119,103
Accrued payrolls and incentives	14,281	12,835
Billings in excess of incurred costs	31,615	31,958
Customer deposits	13,022	15,916
Other current liabilities	24,222	23,959

Total current liabilities	207,918	207,842

Long-term debt, net of current portion	280,130	290,521
Other long-term liabilities	88	317

Total liabilities	488,136	498,680

Shareholders’ equity:
Common units, 100,005,000 units issued and outstanding	74,113	74,113
Accumulated other comprehensive income	7,968	8,233
Retained earnings	102,909	92,595

Total shareholders’ equity	184,990	174,941

Total liabilities & shareholders’ equity	$673,126	$673,621

See accompanying notes

Stewart & Stevenson LLC and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	August 2, 2008	August 4, 2007	August 2, 2008	August 4, 2007
(In thousands, except per unit data)
Sales	$334,195	$341,310	$652,467	$635,595
Cost of sales	276,795	271,646	532,969	505,679

Gross profit	57,400	69,664	119,498	129,916

Selling and administrative expenses	36,329	35,250	70,684	69,792
Other (income) expense, net	901	(263)	1,397	(36)

Operating profit	20,170	34,677	47,417	60,160

Interest expense, net	6,209	7,501	12,553	14,299

Earnings before income taxes	13,961	27,176	34,864	45,861
Income tax expense	883	2,341	1,232	3,837

Net earnings	$13,078	$24,835	$33,632	$42,024

Weighted average units outstanding:
Basic	100,005	100,005	100,005	100,005
Diluted	100,005	100,005	100,005	100,005

Net earnings per common unit
Basic	$0.13	$0.25	$0.34	$0.42
Diluted	$0.13	$0.25	$0.34	$0.42
See accompanying notes

Stewart & Stevenson LLC and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Six Months Ended
	August 2, 2008	August 4, 2007
(In thousands)
Net earnings	$33,632	$42,024
Adjustments to reconcile net earnings to net cash provided by operating activities:
Amortization of deferred financing costs	1,020	764
Equity compensation expense	—	222
Depreciation and amortization	8,949	10,347
Change in operating assets and liabilities net of the effect of acquisitions:
Accounts receivable, net	20,965	(9,748)
Recoverable costs and accrued profits not yet billed	(40,161)	(18,209)
Inventories	25,057	(27,920)
Accounts payable	590	7,170
Accrued payrolls and incentives	1,452	(4,870)
Billings in exess of incurred costs	(153)	26,584
Customer deposits	(3,118)	(43,856)
Other current assets and liabilities	405	6,232
Other, net	(4,838)	1,102

Net cash provided by (used in) operating activities	43,800	(10,158)

Investing activities
Capital expenditures	(4,055)	(3,749)
Additions to rental equipment	(6,080)	(5,305)
Acquisition of businesses	—	(70,507)
Disposal of property, plant and equipment, net	9	—

Net cash used in investing activities	(10,126)	(79,561)

Financing activities
Change in short-term notes payable	1,372	1,232
Deferred financing costs	(551)	(2,866)
Changes in long-term loans	(10,386)	98,798
Distributions to shareholders for tax obligations	(23,318)	(9,120)
Deferred equity issuance costs	—	(111)

Net cash (used in) provided by financing activities	(32,883)	87,933

Effect of exchange rate on cash	(416)	497

Increase (decrease) in cash and cash equivalents	375	(1,289)
Cash and cash equivalents, beginning of fiscal period	12,382	5,852

Cash and cash equivalents, end of fiscal period	$12,757	$4,563

Cash paid for:

Interest	$11,627	$12,841
Income taxes	$3,675	$1,453
See accompanying notes

Stewart & Stevenson LLC
Notes to Unaudited Condensed Consolidated Financial Statements
Three and Six Months Ended August 2, 2008 and August 4, 2007
Note 1. Company Overview
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
Note 2. Summary of Significant Accounting Policies
     The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with Rule 10-01 of Regulation S-X for interim financial statements and do not include all information and footnotes required by United States (“U. S.”) generally accepted accounting principles (“GAAP”) for complete financial statements. However, the information furnished herein reflects all normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods. The results of operations for the three and six months ended August 2, 2008 are not necessarily indicative of the results that will be realized for the fiscal year ending January 31, 2009. These condensed consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K and the notes thereto for the year ended January 31, 2008.
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
     Our fiscal year begins on February 1 of the year stated and ends on January 31 of the following year. For example, the Company’s “Fiscal 2008” commenced on February 1, 2008 and will end on January 31, 2009. We report results on the fiscal quarter method with each quarter comprising approximately 13 weeks. The second quarter of Fiscal 2008 commenced on May 4, 2008 and ended on August 2, 2008.
     Recent Accounting Pronouncements — In September 2006, the Financial Accounting Standards Board (“FASB”) issued its Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 establishes a framework for fair value measurements in the financial statements by providing a single definition of fair value, provides guidance on the methods used to estimate fair value and increases disclosures about estimates of fair value. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The adoption of SFAS 157 on February 1, 2008 did not have a material impact on our consolidated financial position, cash flows or results of operations.
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115” (“SFAS 159”). This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This statement is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for financial instruments. This statement is effective for fiscal years beginning after November 15, 2007. As we have not elected the fair value option for any of our assets or liabilities, the adoption of SFAS 159 on February 1, 2008 did not have an impact on our consolidated financial position, cash flows or results of operations.

     In December 2007, the FASB issued SFAS No. 141R, “Business Combinations” (“SFAS 141R”). SFAS 141R provides guidance on how acquirers recognize and measure the consideration transferred, identifiable assets acquired, liabilities assumed, non-controlling interests and goodwill acquired in a business combination. SFAS 141R also expands required disclosures surrounding the nature and financial effects of business combinations. SFAS 141R is effective prospectively for fiscal years beginning after December 15, 2008. The adoption of SFAS 141R on February 1, 2009 is expected to impact certain aspects of our accounting for any future acquisitions or other business combinations which may be consummated, including the accounting for acquisition costs and determination of fair values assigned to certain purchased assets and liabilities.
Note 3. Comprehensive Income
     Total comprehensive income is as follows:

	For the Three Months Ended		For the Six Months Ended
(In thousands)	August 2, 2008	August 4, 2007	August 2, 2008	August 4, 2007
Net earnings	$13,078	$24,835	$33,632	$42,024

Currency translation gain/(loss)	(922)	3,327	(265)	5,819

Comprehensive income	$12,156	$28,162	$33,367	$47,843

     The local currency is the functional currency for our South American and Canadian subsidiaries and, as such, assets and liabilities are translated into U.S. dollars at the period end exchange rates. Income and expense items are translated at the average exchange rates during the period. Translation adjustments resulting from changes in exchange rates are reported in other comprehensive income. As of August 2, 2008 and August 4, 2007, the entire accumulated and other comprehensive income balance consisted of currency translation adjustments.
Note 4. Segment Data
     Our reportable operating segments are based on the types of products and services offered and are aligned with our internal management structure. Inter-segment and intra-segment revenues and costs are eliminated, and the operating profit represents the earnings before interest and income taxes.
     Our reportable segments include:
     Equipment — This segment designs, manufactures and markets equipment for well stimulation, coiled tubing, cementing, nitrogen pumping, power generation and electrical systems as well as workover rigs, drilling rigs, service rigs and related equipment, serving the oil and gas industry. This segment also sells engines, transmissions and material handling equipment for well servicing, workover, drilling, pumping and other applications for a wide range of other industries. Operating profit for the three and six months ended August 4, 2007 included amortization of $1.3 million and $2.7 million, respectively, associated with the backlog we acquired with our purchase of substantially all of the operating assets and assumption of certain liabilities of Crown Energy Technologies, Inc. (“Crown Acquisition”) on February 26, 2007. The acquired backlog was valued at $3.4 million on the date of acquisition and was fully amortized during Fiscal 2007.
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

     Certain general and administrative costs which are incurred to support all operating segments are allocated to the segment operating results presented. Operating results by segment are as follows:

	For the Three Months Ended		For the Six Months Ended
(In thousands)	August 2, 2008	August 4, 2007	August 2, 2008	August 4, 2007
Sales
Equipment	$225,802	$243,904	$441,678	$437,050
Aftermarket Parts and Service	100,706	90,734	196,034	184,924
Rental	7,687	6,672	14,755	13,621

Total Sales	$334,195	$341,310	$652,467	$635,595

Operating profit (loss)
Equipment	$17,352	$26,460	$40,439	$45,467
Aftermarket Parts and Service	10,965	13,871	21,476	25,595
Rental	1,454	1,943	2,752	3,872
Corporate	(9,601)	(7,597)	(17,250)	(14,774)

Total Operating Profit	$20,170	$34,677	$47,417	$60,160

Operating profit percentage
Equipment	7.7%	10.8%	9.2%	10.4%
Aftermarket Parts and Service	10.9	15.3	11.0	13.8
Rental	18.9	29.1	18.7	28.4
Consolidated	6.0%	10.2%	7.3%	9.5%
Note 5. Long-Term Debt

	As of
(In thousands)	August 2, 2008	January 31, 2008
Revolving credit facility	130,034	140,306
Unsecured senior notes	150,000	150,000
Other debt	5,558	4,286

Total	285,592	294,592
Less: current portion of other debt	(5,462)	(4,071)

Long-term debt, net of current portion	$280,130	$290,521

     Revolving Credit Facility: In February 2007, we amended our senior credit facility, increased the revolving facility to $250.0 million and added a $25.0 million sub-facility to be used by our Canadian subsidiary, which we established as part of the Crown Acquisition. The amended $250.0 million revolving credit facility, which matures in February 2012, is secured by substantially all accounts receivable, inventory and property, plant and equipment and provides for borrowings at LIBOR plus a margin ranging from 1.25% to 2.00% per annum, based on our leverage ratios, as specified in the credit agreement. As of August 2, 2008, borrowings under the facility bore interest at LIBOR plus 1.5%, or 4.03%. A commitment fee of 0.30% to 0.375% per annum is payable on all unused portions of the revolving credit facility based on our leverage ratios. Interest payments are due monthly, or as LIBOR contracts expire. The revolving credit facility also has a $30.0 million sub-facility which may be used for letters of credit. During the six months ended August 2, 2008, we incurred an additional $0.6 million in deferred financing costs associated with the revolving credit facility. As of August 2, 2008, there were $23.8 million of letters of credit outstanding. Based on the borrowings outstanding and letters of credit issued at August 2, 2008, approximately $88.7 million were available under the revolving credit facility.

     Unsecured Senior Notes: In July 2006, we issued $150.0 million of unsecured senior notes (“Senior Notes”), bearing interest at 10% per annum and maturing in July 2014. In connection with the Senior Notes, we entered into a registration rights agreement which required us to make reasonable best efforts to file a registration statement with the Securities and Exchange Commission and effect a registered exchange offer in respect of the Senior Notes. We filed a registration statement with the Securities and Exchange Commission on February 2, 2007 and received clearance to effect the exchange offer on July 25, 2007. As per the terms of the indenture, the Senior Notes became subject to an escalated rate of 10.5% per annum as of July 1, 2007, which remained in effect until August 22, 2007 when the registration of the notes and the related exchange were completed. On August 22, 2007, the Senior Notes reverted back to an interest rate of 10.0% per annum. The escalated interest rate did not have a material impact on Fiscal 2007 results.
     The credit facility and the Senior Notes contain financial and operating covenants with which we must comply during the terms of the agreements. These covenants include the maintenance of certain financial ratios, restrictions related to the incurrence of certain indebtedness and investments, and prohibition of the creation of certain liens. We were in compliance with all covenants as of August 2, 2008.
     We incurred $3.3 million of capitalized legal and financing charges associated with establishing the original $250.0 million senior credit facility, which were to be amortized over the five year term of the facility. We also incurred $5.1 million of capitalized legal and financing charges associated with the issuance of the Senior Notes during the second quarter of Fiscal 2006. These costs are to be amortized over the eight year term of the notes. During the three and six months ended August 2, 2008, we incurred $0.1 million and $0.6 million, respectively, of capitalized legal and financing costs associated with the credit facility. During the three and six months ended August 4, 2007, we incurred $0.7 million and $2.9 million, respectively, of capitalized legal and financing costs associated with the credit facility. As of August 2, 2008, $8.3 million of unamortized costs were included in the balance sheet.
     Other debt: Other debt includes certain secured loans relating to our South American operations, a floor plan financing agreement and other equipment loans. The restricted cash on our balance sheet relates to collateral securing certain of this debt.
     Guarantor entities:  The Senior Notes were issued by Stewart & Stevenson, LLC and are guaranteed by all of its subsidiaries except one domestic subsidiary, one subsidiary in Canada and two subsidiaries in South America.  Stewart & Stevenson LLC and all of its subsidiaries except one domestic subsidiary, one subsidiary in Canada and two subsidiaries in South America are co-borrowers on the $250.0 million revolving credit facility.
     The following condensed consolidated financial statements present separately the financial position, results of operations and cash flows of the co-issuers/guarantors (“Guarantor Entities”), and all non-guarantor subsidiaries of the Company based on the equity method of accounting.

Condensed Consolidating Balance Sheet

	As of August 2, 2008
	Guarantor	Non-Guarantor
(In thousands)	Entities	Entities	Eliminations	Total
Current assets	$437,879	$85,454	$—	$523,333
Property, plant and equipment	79,571	6,045	—	85,616
Other assets	51,159	38,129	(25,111)	64,177

Total assets	$568,609	$129,628	$(25,111)	$673,126

Current liabilities	$168,179	$39,739	$—	$207,918
Intercompany payables (receivables)	(50,951)	50,951	—	—
Long-term liabilities	280,035	183	—	280,218
Shareholders’ equity	171,346	38,755	(25,111)	184,990

Total liabilities and shareholders’ equity	$568,609	$129,628	$(25,111)	$673,126

	As of January 31, 2008
	Guarantor	Non-Guarantor
	Entities	Entities	Eliminations	Total
Current assets	$446,151	$79,763	$—	$525,914
Property, plant and equipment	76,642	5,964	—	82,606
Other assets	50,294	39,918	(25,111)	65,101

Total Assets	$573,087	$125,645	$(25,111)	$673,621

Current liabilities	$159,944	$47,898	$—	$207,842
Intercompany payables (receivables)	(40,053)	40,053	—	—
Long-term liabilities	290,307	531	—	290,838
Shareholders’ equity	162,889	37,163	(25,111)	174,941

Total liabilities and shareholders’ equity	$573,087	$125,645	$(25,111)	$673,621

Condensed Consolidating Results of Operations

	For the Three Months Ended August 2, 2008
	Guarantor	Non-Guarantor		Consolidated
(In thousands)	Entities	Entities	Eliminations	Totals
Sales	$293,075	$41,120	$—	$334,195
Cost of sales	243,786	33,009	—	276,795

Gross profit	49,289	8,111	—	57,400

Selling and administrative expenses	30,475	5,854	—	36,329
Equity in earnings of subsidiaries	(1,116)	—	1,116	—
Other expense, net	730	171	—	901

Operating profit (loss)	19,200	2,086	(1,116)	20,170

Interest expense, net	5,438	771	—	6,209

Earnings (loss) before income taxes	13,762	1,315	(1,116)	13,961
Income tax provision	684	199	—	883

Net earnings (loss)	$13,078	$1,116	$(1,116)	$13,078

	For the Three Months Ended August 4, 2007
	Guarantor	Non-Guarantor		Consolidated
	Entities	Entities	Eliminations	Totals
Sales	$297,914	$43,396	$—	$341,310
Cost of sales	237,020	34,626	—	271,646

Gross profit	60,894	8,770	—	69,664

Selling and administrative expenses	30,030	5,220	—	35,250
Equity in earnings of subsidiaries	(1,753)	—	1,753	—
Other income, net	(101)	(162)	—	(263)

Operating profit (loss)	32,718	3,712	(1,753)	34,677

Interest expense, net	7,436	65	—	7,501

Earnings (loss) before income taxes	25,282	3,647	(1,753)	27,176
Income tax provision	447	1,894	—	2,341

Net earnings (loss)	$24,835	$1,753	$(1,753)	$24,835

	For the Six Months Ended August 2, 2008
	Guarantor	Non-Guarantor		Consolidated
(In thousands)	Entities	Entities	Eliminations	Totals
Sales	$571,230	$81,237	$—	$652,467
Cost of sales	466,516	66,453	—	532,969

Gross profit	104,714	14,784	—	119,498

Selling and administrative expenses	60,192	10,492	—	70,684
Equity in earnings of subsidiaries	(1,843)	—	1,843	—
Other expense, net	756	641	—	1,397

Operating profit (loss)	45,609	3,651	(1,843)	47,417

Interest expense, net	11,079	1,474	—	12,553

Earnings (loss) before income taxes	34,530	2,177	(1,843)	34,864
Income tax provision	898	334	—	1,232

Net earnings (loss)	$33,632	$1,843	$(1,843)	$33,632

	For the Six Months Ended August 4, 2007
	Guarantor	Non-Guarantor		Consolidated
	Entities	Entities	Eliminations	Totals
Sales	$555,581	$80,014	$—	$635,595
Cost of sales	440,421	65,258	—	505,679

Gross profit	115,160	14,756	—	129,916

Selling and administrative expenses	60,205	9,587	—	69,792
Equity in earnings of subsidiaries	(2,916)	—	2,916	—
Other (income)/expense, net	(175)	139	—	(36)

Operating profit (loss)	58,046	5,030	(2,916)	60,160

Interest expense, net	14,153	146	—	14,299

Earnings (loss) before income taxes	43,893	4,884	(2,916)	45,861
Income tax provision	1,869	1,968	—	3,837

Net earnings (loss)	$42,024	$2,916	$(2,916)	$42,024

Condensed Consolidating Cash Flows

	For the Six Months Ended August 2, 2008
	Guarantor	Non-Guarantor	Consolidated
(In thousands)	Entities	Entities	Totals
Net cash provided by (used in):
Operating activities	$54,662	$(10,862)	$43,800
Investing activities	(8,040)	(2,086)	(10,126)
Financing activities	(45,290)	12,407	(32,883)
Effect of exchange rate on cash	—	(416)	(416)

Net increase (decrease) in cash	1,332	(957)	375
Cash at the beginning of the period	5,957	6,425	12,382

Cash at the end of the period	$7,289	$5,468	$12,757

	For the Six Months Ended August 4, 2007
	Guarantor	Non-Guarantor	Consolidated
	Entities	Entities	Totals
Net cash provided by (used in):
Operating activities	$(2,533)	$(7,625)	$(10,158)
Investing activities	(36,824)	(42,737)	(79,561)
Financing activities	36,096	51,837	87,933
Effect of exchange rate on cash	—	497	497

Net increase (decrease) in cash	(3,261)	1,972	(1,289)
Cash at the beginning of the period	3,349	2,503	5,852

Cash at the end of the period	$88	$4,475	$4,563

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
     A summary of warranty activity for the three and six months ended August 2, 2008 and August 4, 2007 follows:

	For the Three Months Ended		For the Six Months Ended
(In thousands)	August 2, 2008	August 4, 2007	August 2, 2008	August 4, 2007
Accrued warranty costs at beginning of period	$5,898	$4,159	$5,982	$2,673
Acquired reserves	—	—	—	714
Payments for warranty obligations	(1,617)	(1,371)	(3,215)	(2,768)
Warranty accrual for current period sales	1,406	1,411	2,920	3,580

Accrued warranty costs at end of period	$5,687	$4,199	$5,687	$4,199

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

Note 7. Significant Balance Sheet Accounts
     Allowance for Doubtful Accounts: Activity in the allowance for doubtful accounts was as follows:

	For the Three Months Ended		For the Six Months Ended
(In thousands)	August 2, 2008	August 4, 2007	August 2, 2008	August 4, 2007
Allowance for doubtful accounts at beginning of period	$3,474	$3,134	$3,140	$1,724
Acquired reserves	—	—	—	1,359
Additions to reserves	57	(231)	452	(136)
Writeoffs against allowance for doubtful accounts	(224)	(908)	(312)	(1,005)
Collections of previously reserved items	247	138	274	191

Allowance for doubtful accounts at end of period	$3,554	$2,133	$3,554	$2,133

     Inventories: Summarized below are the components of inventories:

	As of
(In thousands)	August 2, 2008	January 31, 2008
Inventory purchased under distributor agreements	$108,273	$125,062
Raw materials and spare parts	112,129	125,732
Work in process	44,536	38,650

Total Inventories	$264,938	$289,444

     Raw materials and spare parts include OEM equipment and components used in the equipment segment. The inventory balances above are stated net of inventory valuation allowances totaling $11.4 million and $12.3 million as of August 2, 2008 and January 31, 2008, respectively.
     Property, Plant and Equipment: Components of property, plant and equipment, net, are as follows:

	As of
(In thousands)	August 2, 2008	January 31, 2008
Machinery and equipment	$25,137	$23,031
Buildings and leasehold improvements	26,378	25,705
Rental equipment	48,013	42,615
Computer hardware and software	3,186	2,861
Accumulated depreciation	(27,916)	(21,954)

Net depreciable assets	74,798	72,258
Construction in progress	4,071	3,576
Land	6,747	6,772

Property, plant and equipment, net	$85,616	$82,606

     Intangible Assets & Goodwill: Amounts allocated to intangible assets are amortized on a straight-line basis over their estimated useful lives. Intangible asset values, net of recognized amortization expense, include the following:

		As of August 2, 2008
	Estimated	Gross Carrying	Accumulated	Currency
(In thousands)	Useful Life	Value	Amortization	Translation	Net

Current amortizable intangible assets:
Unfilled order backlog	6 Mos.	$3,370	$(3,546)	$176	$—

Non-current amortizable intangible assets:
Engineering drawings	2.5-10 Yrs.	6,346	(2,949)	362	3,759
Distribution contracts	27 Yrs.	3,384	(310)	—	3,074
Customer relationships	6-11 Yrs.	7,409	(1,224)	624	6,809
Patents	4 Yrs.	209	(114)	—	95
Non-compete covenant	5 Yrs.	1,420	(438)	130	1,112

Total		18,768	(5,035)	1,116	14,849

Indefinite-lived intangible assets:
Trademarks	—	9,130	—	297	9,427

Total		$31,268	$(8,581)	$1,589	$24,276

		As of January 31, 2008
	Estimated	Gross Carrying	Accumulated	Currency
(In thousands)	Useful Life	Value	Amortization	Translation	Net

Current amortizable intangible assets:
Unfilled order backlog	6 Mos.	$3,370	$(3,546)	$176	$—

Non-current amortizable intangible assets:
Engineering drawings	2.5-10 Yrs.	6,346	(1,984)	399	4,761
Distribution contracts	27 Yrs.	3,384	(248)	—	3,136
Customer relationships	6-11 Yrs.	7,409	(713)	741	7,437
Patents	4 Yrs.	209	(93)	—	116
Non-compete covenant	5 Yrs.	1,420	(280)	150	1,290

Total		18,768	(3,318)	1,290	16,740

Indefinite-lived intangible assets:
Trademarks	—	9,130	—	357	9,487

Total		$31,268	$(6,864)	$1,823	$26,227

     The following table presents goodwill as of the dates indicated, as well as changes in the account during the period shown.

(In thousands)	Amount
Carrying amount as of January 31, 2008	$28,431
Currency Translation	(637)

Carrying amount as of August 2, 2008	$27,794

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
     Stock-Based Compensation: During Fiscal 2006, our principal shareholder sold common units equal to 1% of common equity to our president and chief operating officer subject to repurchase rights that expired over established vesting periods beginning January 23, 2006. In accordance with SFAS No. 123 (revised 2004), “Share-Based Payment,” we recorded $111,000 and $222,000 of non-cash charges in the three and six months ended August 4, 2007, respectively, reflecting the difference between estimated fair market value of the common units sold and their sales price to our executive. The estimated fair market value of the common units was determined based on a valuation provided by a third party valuation firm. The award was fully vested and expensed by the end of Fiscal 2007.
     On September 5, 2007, our board of directors adopted the 2007 Incentive Compensation Plan (“Incentive Plan”). The Incentive Plan received the required approval of a majority of our unit holders and became effective on September 27, 2007. In connection with the adoption and approval of the Incentive Plan, the compensation committee of the board, which has the responsibility to administer the Incentive Plan, made certain grants of restricted shares to our non-executive directors and certain members of our senior executive management. The grants to our six non-executive directors totaled 360,000 restricted shares vesting in five (5) 72,000 share tranches, with each such tranche vesting upon board service for a complete fiscal year. In addition, approximately 15,000 of the restricted shares granted to a former director were earned prior to the date of his resignation as a director with the balance of his grant being forfeited. The grants to senior executive management total 110,000 restricted shares vesting in five (5) 22,000 share tranches, with each tranche vesting upon employment for a complete fiscal year. The executive grants are subject to the achievement of net pre-tax income growth in the relevant fiscal year that exceeds the median net pre-tax income growth of a peer group of companies and are subject to acceleration in the case of an executive’s death or disability. All grants are subject to (i) the completion of an initial public equity offering and (ii) accelerated vesting upon a change-in-control of the Company. No expense has been recognized for these grants because the contingent condition has not occurred and, as of August 2, 2008, diluted earnings per share excluded the approximately 485,000 contingent unvested restricted shares.
Note 9. Income Taxes
     We expect our effective tax rate to be approximately 3%, which excludes our tax distributions to the unitholders of our limited liability company. As a limited liability company, income is reported for federal and state income tax purposes (except for the Texas Margins tax and foreign taxes reported at the entity level) by our unitholders. During the three and six months ended August 2, 2008, we recognized $0.6 million and $0.8 million, respectively, of Texas Margins tax and $0.3 million and $0.4 million, respectively, of income tax associated with foreign jurisdictions. During the three and six months ended August 4, 2007, we recognized $0.4 million and $1.9 million, respectively, of Texas Margins tax and $1.9 million of income tax associated with foreign jurisdictions. Generally, we make quarterly distributions to our unitholders to fund their tax obligations. During the periods ended August 2, 2008 and August 4, 2007, we made tax distributions of $23.3 million and $9.1 million, respectively, to our unitholders.
Note 10. Proforma Condensed Combined Statement of Operations
     The unaudited pro forma condensed combined statement of operations for the six months ended August 4, 2007 gives effect to the February 26, 2007 consummation of the Crown Acquisition as if the transaction occurred on February 1, 2007. The unaudited pro forma information is presented for illustration purposes only and is not necessarily indicative of results of operations which would have been reported had the transaction actually occurred on February 1, 2007. As the consummation occurred during the quarter ended May 3, 2007, the results for the quarter ended August 4, 2007 include three months of activity for the Crown Acquisition.

	Six Months Ended
	August 2, 2008	August 4, 2007
		(Pro Forma)
(In thousands, except per unit data)	(Unaudited)	(Unaudited)
Sales	$652,467	$655,330
Net earnings	33,632	44,223
Weighted average units outstanding
Basic	100,005	100,005
Diluted	100,005	100,005
Earnings per unit
Basic	$0.34	$0.44
Diluted	$0.34	$0.44
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
Comparison of Results of Operations—Three Months Ended August 2, 2008 and August 4, 2007
     Sales — For the three months ended August 2, 2008, our sales were $334.2 million, a decrease of $7.1 million, or 2.1%, over Fiscal 2007 sales of $341.3 million for the same period. This decrease in sales was primarily attributable to a decrease in equipment sales partially offset by increases in aftermarket parts and service and rental sales. A breakdown of sales for the periods is as follows:

	For the Three Months Ended		Change
(In thousands)	August 2, 2008	August 4, 2007	$	%
Sales
Equipment	$225,802	$243,904	$(18,102)	-7.4%
Aftermarket Parts and Service	100,706	90,734	9,972	11.0%
Rental	7,687	6,672	1,015	15.2%

Total Sales	$334,195	$341,310	$(7,115)	-2.1%

     Sales of equipment decreased by 7.4%, or $18.1 million, during the three months ended August 2, 2008 compared to the same period in Fiscal 2007. The decrease in sales was primarily attributable to decreases in volume of well stimulation, rigs and transmission sales, partially offset by increases in power generation sales.
     Aftermarket parts and service sales grew by $10.0 million to $100.7 million in the three months ended August 2, 2008 from $90.7 million in the comparable period of Fiscal 2007. The increase in aftermarket parts and service sales was primarily attributable to increased volume of parts sales across all product lines.
     Rental sales grew by 15.2%, or $1.0 million, in the three months ended August 2, 2008 compared to the same period of Fiscal 2007. The increase in sales was primarily attributable to compressor rentals and rentals of equipment leased specifically for rental.
     Gross profit — Our gross profit was $57.4 million for the three months ended August 2, 2008 compared to $69.7 million for the same period in Fiscal 2007, reflecting a decrease in gross profit margin from 20.4% to 17.2%. Our gross profit margin decreased by 3.2 points primarily due to higher costs associated with product development and increased indirect costs, such as freight, fuel and utilities, coupled with lower sales volumes and increased material costs.

The equipment segment gross profit margin declined from 19.2% to 16.3%, a decrease of 2.9 points, primarily driven by approximately $5.2 million in product development costs, $1.3 million of prior period adjustments associated with international contracts, and $0.5 million resulting from foreign exchange transactions. The aftermarket parts and service segment gross profit margin declined from 23.5% to 18.0%, a decrease of 5.5 points, primarily driven by increased fuel costs associated with our service business. The rental segment gross profit margin declined from 41.0% to 31.4%, a decrease of 9.6 points, as the result of higher costs associated with units leased specifically for rentals.
     Selling and administrative expenses — Selling and administrative expenses increased by $1.0 million to $36.3 million for the three months ended August 2, 2008. Selling and administrative expenses as a percentage of sales increased to 10.9% from 10.3% for the three months ended August 2, 2008, mainly as a result of legal and professional expenses, including $0.4 million associated with the pursuit of strategic alternatives and $0.6 million related to Sarbanes-Oxley (“SOX”) 404 implementation costs. The three months ended August 4, 2007 included $1.3 million of non-cash amortization expense for the backlog acquired in the Crown Acquisition. There was no amortization during the three months ended August 2, 2008 as the acquired backlog was fully amortized during Fiscal 2007.
     Other income/expense — Other expense increased by $1.2 million to $0.9 million for the three months ended August 2, 2008, mainly as the result of currency translation losses associated with our Canadian subsidiary.
     Operating profit — Our operating profit decreased to $20.2 million, or 6.0% of sales, during the three months ended August 2, 2008, from $34.7 million, or 10.2% of sales, in the same period of Fiscal 2007, primarily as the result of lower margins and higher selling and administrative expenses.
     Interest expense, net — Interest expense for the three months ended August 2, 2008 decreased by $1.3 million over the same period in Fiscal 2007 mainly as a result of lower interest rates for our revolving credit facility indebtedness and lower outstanding debt.
     Income taxes — Income tax expense for the three months ended August 2, 2008 was $0.9 million as compared to $2.3 million for the same period in Fiscal 2007. The decrease is due mainly to lower income taxes associated with profits generated from international operations (primarily our Canadian subsidiary) and Texas Margin taxes. No U.S. federal tax expense was recorded in the three months ended August 2, 2008 or August 4, 2007 as we conduct our operations as a limited liability company and as a result, U.S. federal income taxes were payable by the holders of our equity interests.
Segment Results Comparison — Three Months Ended August 2, 2008 and August 4, 2007
     Equipment — Operating profit generated by the equipment segment decreased to $17.4 million, or 7.7% of sales, for the three months ended August 2, 2008 from $26.5 million, or 10.8% of sales, for the same period in Fiscal 2007 primarily due to lower sales volumes and higher operating costs. The $9.1 million decrease in operating profit was attributable to a decrease of $5.6 million in margin rate and $3.5 million in sales volume.
     Our equipment order backlog as of August 2, 2008 was $430.0 million, as compared to $612.6 million on August 4, 2007, a decrease of approximately 30% primarily associated with lower sales across all product lines except power generation and rigs. Our quoting activity continues to remain strong. We expect to recognize a significant portion of this equipment order backlog as revenue in the third and fourth quarters of Fiscal 2008.
     Aftermarket Parts and Service — Operating profit generated by the aftermarket parts and service segment decreased to $11.0 million in the three months ended August 2, 2008 from $13.9 million in the same period of Fiscal 2007, representing a reduction in operating profit percentage from 15.3% to 10.9%. The decrease in operating profit was primarily attributable to a decrease of $4.4 million in margin rate partially offset by an increase of $1.5 million in sales volume. The decreased operating profit percentage rate was primarily due to higher indirect costs.
     Rental — Operating profit generated by the rental segment was $1.5 million in the three months ended August 2, 2008, down from $1.9 million of operating profit generated in the same period of Fiscal 2007.

Operating profit percentage decreased to 18.9% for the three months ended August 2, 2008 from 29.1% for the same period in Fiscal 2007 mainly as a result of higher costs associated with leasing units to be rented.
     Corporate — Corporate and administrative expenses increased to $9.6 million, or 2.9% of sales, in the three months ended August 2, 2008 compared to $7.6 million, or 2.2% of sales, in the same period of 2007. The increase is primarily due to legal and professional expenses, including a $0.4 million charge associated with the pursuit of strategic alternatives, $0.6 million related to SOX 404 implementation costs, and $0.8 million in currency translation losses associated with our foreign subsidiaries.
Comparison of Results of Operations—Six Months Ended August 2, 2008 and August 4, 2007
     Sales — For the six months ended August 2, 2008, our sales were $652.5 million, an increase of $16.9 million, or 2.7%, over Fiscal 2007 sales of $635.6 million for the same period. Sales increased in all segments. A breakdown of sales for the periods is as follows:

	For the Six Months Ended		Change
(In thousands)	August 2, 2008	August 4, 2007	$	%
Sales
Equipment	$441,678	$437,050	$4,628	1.1%
Aftermarket Parts and Service	196,034	184,924	11,110	6.0%
Rental	14,755	13,621	1,134	8.3%

Total Sales	$652,467	$635,595	$16,872	2.7%

     Sales of equipment increased by 1.1%, or $4.6 million, during the six months ended August 2, 2008 compared to the same period in Fiscal 2007. The increase in sales was primarily attributable to increased sales volume in power generation and rigs. The increased rig sales are primarily attributable to the inclusion of an additional month of Crown sales in Fiscal 2008, which approximated $20.0 million, versus only five months in Fiscal 2007. The increased power generation and rig sales are partially offset by lower sales volumes in engines, well stimulation and transmissions.
     Aftermarket parts and service sales grew by $11.1 million to $196.0 million in the six months ended August 2, 2008 from $184.9 million in the comparable period of Fiscal 2007. The increase in aftermarket parts and service sales was primarily attributable to an increased volume of parts sales.
     Rental sales grew by 8.3%, or $1.1 million, in the six months ended August 2, 2008 compared to the same period of Fiscal 2007. The increase in sales was primarily attributable to compressor rentals and rentals of equipment leased specifically for rental.
     Gross profit — Our gross profit was $119.5 million for the six months ended August 2, 2008 compared to $129.9 million for the same period in Fiscal 2007, reflecting a decrease in gross profit margin from 20.4% to 18.3%. Our gross profit margin decreased by 2.1 points primarily due to higher costs associated with product development, increased material costs, and higher indirect costs, such as freight, fuel and utilities. The equipment segment gross profit margin declined from 19.6% to 17.9%, a decrease of 1.7 points, primarily driven by approximately $5.2 million in product development costs, $0.8 million of prior period adjustments associated with international contracts, and $0.5 million resulting from foreign exchange transactions. The aftermarket parts and service segment gross profit margin declined from 21.6% to 18.3%, a decrease of 3.3 points, primarily driven by increased fuel costs. The rental segment gross profit margin declined from 40.3% to 31.9%, a decrease of 8.4 points, as the result of higher costs associated with units leased specifically for rentals, fleet maintenance and freight.
     Selling and administrative expenses — Selling and administrative expenses increased to $70.7 million for the six months ended August 2, 2008 compared to $69.8 million for the six months ended August 4, 2007. Selling and administrative expenses as a percentage of sales decreased slightly to 10.8% from 11.0% for the six months ended August 2, 2008, mainly as a result of higher sales volume partially offset by legal and professional expenses, including $0.4 million associated with the pursuit of strategic alternatives and $0.6 million related to SOX 404 implementation costs. The six months ended August 4, 2007 included $2.7 million of non-cash amortization expense for the backlog acquired in the Crown Acquisition. There was no amortization during the six months ended August 2, 2008 as the acquired backlog was fully amortized during Fiscal 2007.
     Other income/expense — Other expense increased by $1.4 million to $1.4 million for the six months ended August 2, 2008, mainly as the result of currency translation losses associated with our Canadian subsidiary.
     Operating profit — Our operating profit decreased to $47.4 million, or 7.3% of sales, during the six months ended August 2, 2008, from $60.2 million, or 9.5% of sales, in the same period of Fiscal 2007, primarily due to lower margins and higher selling and administrative expenses.
     Interest expense, net — Interest expense for the six months ended August 2, 2008 decreased by $1.7 million over the same period in Fiscal 2007 mainly as a result of lower interest rates for our revolving credit facility indebtedness and lower outstanding balances.
     Income taxes — Income tax expense for the six months ended August 2, 2008 was $1.2 million as compared to $3.8 million for the same period in Fiscal 2007. The decrease is due mainly to lower income taxes associated with profits generated from international operations (primarily our Canadian subsidiary) and Texas Margin taxes. No U.S. federal tax expense was recorded in the six months ended August 2, 2008 or August 4, 2007 as we conduct our operations as a limited liability company and as a result, U.S. federal income taxes were paid by the holders of our equity interests.
Segment Results Comparison — Six Months Ended August 2, 2008 and August 4, 2007
     Equipment — Operating profit generated by the equipment segment decreased to $40.4 million, or 9.2% of sales, for the six months ended August 2, 2008 from $45.5 million, or 10.4% of sales, for the same period in Fiscal 2007 primarily due to higher operating costs. The $5.1 million decrease in operating profit was attributable to a decrease of $6.0 million in margin rate partially offset by an increase of $0.9 million in sales volume.
     Our equipment order backlog as of August 2, 2008 was $430.0 million, as compared to $612.6 million on August 4, 2007, a decrease of approximately 30% primarily associated with lower sales across all product lines except power generation and rigs. Our quoting activity continues to remain strong. We expect to recognize a significant portion of this equipment order backlog as revenue in the third and fourth quarters of Fiscal 2008.
     Aftermarket Parts and Service — Operating profit generated by the aftermarket parts and service segment decreased to $21.5 million in the six months ended August 2, 2008 from $25.6 million in the same period of Fiscal 2007, representing a reduction in operating profit percentage from 13.8% to 11.0%. The $4.1 million decrease in operating profit was primarily attributable to a decrease in margins of $6.5 million, partially offset by an increase of $2.4 million in sales volume. The lower margins were driven by higher indirect costs.
     Rental — Operating profit generated by the rental segment was $2.8 million in the six months ended August 2, 2008, down from $3.9 million of operating profit generated in the same period of Fiscal 2007. Operating profit percentage decreased to 18.7% for the six months ended August 2, 2008 from 28.4% for the same period in Fiscal 2007 mainly as a result of higher costs associated with leasing units to be rented and increased depreciation associated with purchases of new equipment.
     Corporate — Corporate and administrative expenses increased to $17.3 million, or 2.6% of sales, in the six months ended August 2, 2008 compared to $14.8 million, or 2.3% of sales, in the same period of 2007. The increase is primarily due to legal and professional expenses, including $0.4 million associated with the pursuit of strategic alternatives, $0.6 million related to SOX 404 implementation costs, and $0.8 million in currency translation losses associated with our foreign subsidiaries.

Liquidity and Capital Resources
     In the six months ended August 2, 2008, we generated net cash from operating activities of $43.8 million compared to net cash used in operating activities of $10.2 million in the same period of 2007. The cash generated by operating activities consisted of $33.6 million cash generated by net earnings, depreciation and amortization of $10.0 million, and changes in operating assets and liabilities of $0.2 million. Changes in operating assets and liabilities were the result of decreases in accounts receivable and inventories and increases in accrued payrolls and accounts payable, which in aggregate totaled $48.1 million and which were offset by changes in recoverable costs and accrued profits not yet billed, customer deposits and other which in aggregate totaled $47.9 million. While many of our contracts include advance customer deposits and progress billings, some international contracts provide for substantial portions of funding under confirmed letters of credit upon delivery of the products. For the remainder of Fiscal 2008, we do not anticipate significant changes in our working capital requirements.
     Net cash used in investing activities was $10.1 million for the six months ended August 2, 2008, primarily for capital expenditures and included $6.1 million related to additions to our rental fleet. Net cash used in investing activities for the six months ended August 4, 2007 was $79.6 million and included $70.5 million for the Crown Acquisition.
     Net cash used in financing activities was $32.9 million for the six months ended August 2, 2008. This includes $10.3 million in net payments on our revolving credit facility, tax distributions to holders of common units of $23.3 million and deferred financing costs of $0.6 million, partially offset by a $1.4 million increase in notes payable. Net cash provided by financing activities was $87.9 million for the six months ended August 4, 2007. This includes $98.8 million in borrowings under our revolving credit facility which was partially offset by tax distributions to holders of common units of $9.1 million and deferred financing costs of $2.9 million.
     As of August 2, 2008, our cash and cash equivalent balance was $12.8 million, reflecting timing of cash receipts, disbursements and borrowings on our revolving credit facility.
Current Resources
     In February 2007, we amended our senior credit facility to increase the revolving facility to $250.0 million and added a $25.0 million sub-facility to be used by our Canadian subsidiary which we established as part of the Crown Acquisition. The amended $250.0 million revolving credit facility, which matures in February 2012, is secured by substantially all accounts receivable, inventory and property, plant and equipment and provides for borrowings at LIBOR, plus a margin ranging from 1.25% to 2.00% per annum, based on our leverage ratios, as specified in the credit agreement. As of August 2, 2008, borrowings under the facility bore interest at LIBOR plus 1.50%, or 4.03%. A commitment fee of 0.30% to 0.375% per annum is payable on all unused portions of the revolving credit facility based on our leverage ratios. Interest payments are due monthly, or as LIBOR contracts expire. The revolving credit facility also has a $30.0 million sub-facility which may be used for letters of credit. As of August 2, 2008, there were $23.8 million of letters of credit outstanding. Based on the borrowings outstanding and letters of credit issued at August 2, 2008, approximately $88.7 million of borrowings were available under the revolving credit facility.
     As of August 2, 2008, borrowings under our senior credit facility and our Senior Notes were as follows:

(In thousands)
Revolving credit facility	$130,034
Senior Notes	150,000

Total	$280,034
     We incurred $3.3 million of capitalized legal and financing charges associated with establishing the original $250.0 million senior credit facility, which were to be amortized over the five year term of the facility. We also incurred $5.1 million of capitalized legal and financing charges associated with the issuance of the Senior Notes during the second quarter of Fiscal 2006. These costs are to be amortized over the eight year term of the notes. During the three and six months ended August 2, 2008, we incurred $0.1 million and $0.6 million, respectively, of capitalized legal and financing costs associated with the credit facility. During the three and six months ended August 4, 2007, we incurred $0.7 million and $2.9 million, respectively, of capitalized legal and financing costs associated with the credit facility. As of August 2, 2008, $8.3 million of unamortized costs were included in the balance sheet.
     We currently believe that we will make approximately $40.0 million of capital expenditures during Fiscal 2008. We believe that we will generate cash from operating activities in excess of planned capital expenditures and required distributions for income tax obligations and servicing our indebtedness. Therefore, we believe that our available sources of funds, including borrowings under our senior credit facility, are adequate to cover our near term requirements for working capital investments, capital expenditures and other obligations. Our strategy is to make acquisitions as appropriate opportunities arise. If we choose to pursue an acquisition, additional financing may be necessary.
     The credit facility and the Senior Notes contain financial and operating covenants with which we must comply during the terms of the agreements. These covenants include the maintenance of certain financial ratios, restrictions related to the incurrence of certain indebtedness and investments, and prohibition of the creation of certain liens. We were in compliance with all covenants as of August 2, 2008.
Recent Accounting Pronouncements
     For a discussion of recently adopted and not yet adopted accounting standards, see Note 2 in "— Notes to Condensed Consolidated Financial Statements.”
Item 3. Quantitative and Qualitative Disclosures Regarding Market Risk
Foreign Exchange Risk
     Our international subsidiaries in Canada, Colombia and Venezuela transact most of their business in their respective local currencies. While local currency transactions arising from the Canadian subsidiary represented approximately 8% of our revenue during the six month period ended August 2, 2008, our results of operations were not materially impacted by changes in currency exchange rates of the Canadian dollar to the U.S. dollar. Transactions denominated in local currencies generated by our Colombian and Venezuelan subsidiaries comprised approximately 3% of our sales, resulting in insignificant impacts to our results of operations from fluctuation of these foreign currencies against the U.S. dollar.
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
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     We are, from time to time, party to various legal proceedings arising out of our business. These proceedings primarily involve commercial claims, product liability claims, intellectual property claims, environmental claims, personal injury claims and workers’ compensation claims. We cannot predict the outcome of these lawsuits, legal proceedings and claims with certainty. Nevertheless, we believe that the outcome of any currently existing proceedings, even if determined adversely, would not have a material adverse effect on our business, financial condition or results of operations.
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
September 12, 2008

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