Form 10-Q
period 2008-11-01
Stewart & Stevenson LLC
filed 2008-12-17
CIK 1381455

United States Securities and Exchange Commission
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended November 1, 2008
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
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2) Yes ☐   No ☑
As of December 15, 2008, 100,005,000 common units were issued and outstanding.

STEWART & STEVENSON LLC AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Stewart & Stevenson LLC and Subsidiaries
Condensed Consolidated Balance Sheets

	As of
	November 1, 2008	January 31, 2008
(In thousands, except unit data)	(Unaudited)
Assets

Current assets:
Cash and cash equivalents	$2,180	$12,382
Restricted cash	3,000	3,000
Accounts receivable, net	177,746	158,338
Recoverable costs and accrued profits not yet billed	97,981	59,360
Inventories	281,445	289,444
Other current assets	4,291	3,390

Total current assets	566,643	525,914

Property, plant and equipment, net	93,417	82,606
Goodwill & intangibles, net	45,888	54,659
Deferred financing costs and other assets	9,546	10,442

Total assets	$715,494	$673,621

Liabilities and Shareholders’ Equity
Current liabilities:
Bank notes payable	$6,326	$3,812
Current portion of long-term debt	216	259
Accounts payable	137,631	119,103
Accrued payrolls and incentives	10,965	12,835
Billings in excess of incurred costs	28,495	31,958
Customer deposits	14,556	15,916
Other current liabilities	28,933	23,959

Total current liabilities	227,122	207,842

Long-term debt, net of current portion	303,574	290,521
Other long-term liabilities	368	317

Total liabilities	531,064	498,680

Shareholders’ equity:
Common units, 100,005,000 units issued and outstanding	74,113	74,113
Accumulated other comprehensive income	(3,109)	8,233
Retained earnings	113,426	92,595

Total shareholders’ equity	184,430	174,941

Total liabilities & shareholders’ equity	$715,494	$673,621

See accompanying notes

Stewart & Stevenson LLC and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
(In thousands, except per unit data)	November 1, 2008	November 3, 2007	November 1, 2008	November 3, 2007

Sales	$307,739	$355,097	$960,206	$990,692
Cost of sales	250,130	281,804	783,099	787,483

Gross profit	57,609	73,293	177,107	203,209

Selling and administrative expenses	34,839	35,243	105,523	105,036
Other (income) expense, net	489	(1,600)	1,886	(1,636)

Operating profit	22,281	39,650	69,698	99,809

Interest expense, net	6,249	7,329	18,802	21,627

Earnings before income taxes	16,032	32,321	50,896	78,182
Income tax expense	234	2,258	1,466	6,095

Net earnings	$15,798	$30,063	$49,430	$72,087

Weighted average units outstanding:
Basic	100,005	100,005	100,005	100,005
Diluted	100,005	100,005	100,005	100,005

Net earnings per common unit
Basic	$0.16	$0.30	$0.49	$0.72
Diluted	$0.16	$0.30	$0.49	$0.72
See accompanying notes

Stewart & Stevenson LLC and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended
(In thousands)	November 1, 2008	November 3, 2007
Net earnings	$49,430	$72,087
Adjustments to reconcile net earnings to net cash provided by operating activities:
Amortization of deferred financing costs	1,477	1,129
Equity compensation expense	—	333
Depreciation and amortization	13,380	14,854
Change in operating assets and liabilities net of the effect of acquisitions:
Accounts receivable, net	(24,668)	5,325
Recoverable costs and accrued profits not yet billed	(40,126)	(65,939)
Inventories	4,617	(22,138)
Accounts payable	21,481	22,018
Accrued payrolls and incentives	(1,617)	(6,333)
Billings in exess of incurred costs	(2,058)	15,481
Customer deposits	383	(42,780)
Other current assets and liabilities	4,191	13,870
Other, net	(1,479)	2,429

Net cash provided by operating activities	25,011	10,336

Investing activities:
Capital expenditures	(6,737)	(5,616)
Additions to rental equipment	(15,759)	(9,213)
Acquisition of businesses	—	(70,507)
Disposal of property, plant and equipment, net	7	—

Net cash used in investing activities	(22,489)	(85,336)

Financing activities:
Change in short-term notes payable	2,909	595
Deferred financing costs	(375)	(2,915)
Changes in long-term revolving loans	13,089	97,833
Distributions to shareholders for tax obligations	(28,599)	(20,306)
Deferred equity issuance costs	—	(914)

Net cash (used in) provided by financing activities	(12,976)	74,293

Effect of exchange rate on cash	252	(234)

Decrease in cash and cash equivalents	(10,202)	(941)
Cash and cash equivalents, beginning of fiscal period	12,382	5,852

Cash and cash equivalents, end of fiscal period	$2,180	$4,911

Cash paid for:
Interest	$13,458	$16,074
Income taxes	$3,264	$1,756
See accompanying notes

Stewart & Stevenson LLC
Notes to Unaudited Condensed Consolidated Financial Statements
Three and Nine Months Ended November 1, 2008 and November 3, 2007
Note 1. Company Overview
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
Note 2. Summary of Significant Accounting Policies
     The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with Rule 10-01 of Regulation S-X for interim financial statements and do not include all information and footnotes required by United States (“U. S.”) generally accepted accounting principles (“GAAP”) for complete financial statements. However, the information furnished herein reflects all normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods. The results of operations for the three and nine months ended November 1, 2008 are not necessarily indicative of the results that will be realized for the fiscal year ending January 31, 2009. These condensed consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K and the notes thereto for the year ended January 31, 2008.
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
     Our fiscal year begins on February 1 of the year stated and ends on January 31 of the following year. For example, the Company’s “Fiscal 2008” commenced on February 1, 2008 and will end on January 31, 2009. We report results on the fiscal quarter method with each quarter comprising approximately 13 weeks. The third quarter of Fiscal 2008 commenced on August 3, 2008 and ended on November 1, 2008.
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
     In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (“SFAS 161”). This statement requires qualitative disclosures about a company’s objectives and strategies with respect to its use of derivative instruments, quantitative disclosures about the fair value, gains and losses of its derivative contracts and details of credit-risk-related contingent features in hedged positions. SFAS 161 also requires disclosure of how and why a company uses and accounts for derivative instruments and their related hedged items and their effects on its financial position, financial performance and cash flows. SFAS 161 is effective prospectively for fiscal years beginning on or after November 15, 2008. The adoption of SFAS 161 on February 1, 2009 is not expected to have a material impact on our consolidated results of operations and financial position.
     In April 2008, the FASB issued FASB Staff Position (“FSP”) SFAS 142-3, “Determination of the Useful Life of Intangible Assets” (“SFAS 142-3”). This statement revises the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets. The goal of SFAS 142-3 is to improve the consistency between the useful life of a recognized intangible asset under Statement 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141R, Business Combinations, and other U.S. GAAP. FSP SFAS 142-3 is effective for fiscal years beginning after December 15, 2008. The adoption of SFAS 142-3 on February 1, 2009 may impact certain aspects of our accounting for intangible assets and the determination of useful lives assigned to them.
     In July 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). This statement identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with U.S. GAAP. The levels of authority of the accounting principles available for the preparation of financial statements were previously issued by the American Institute of Certified Public Accountants. The FASB decided that accounting principles applicable to GAAP should be adopted as a FASB Statement. SFAS 162 does not set an effective date. It will become effective 60 days following approval by the Securities and Exchange Commission of amendments made by the Public Accounting Oversight Board to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” Effects of applying the provisions of SFAS 162 must be reported as changes in accounting principle in accordance with SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”). A company must follow the disclosure requirements of SFAS 154 and additionally disclose the accounting principles that were used before and after the application of the provisions of SFAS 162 and the reasons why applying this Statement resulted in a change in accounting principle. The adoption of SFAS 162 on February 1, 2009 is not expected to have a material impact on our consolidated results of operations and financial position.

Note 3. Comprehensive Income
     Total comprehensive income was as follows:

	For the Three Months Ended		For the Nine Months Ended
(In thousands)	November 1, 2008	November 3, 2007	November 1, 2008	November 3, 2007
Net earnings	$15,798	$30,063	$49,430	$72,087
Currency translation gain/(loss)	(11,076)	6,410	(11,342)	12,229

Comprehensive income	$4,722	$36,473	$38,088	$84,316

     The local currency is the functional currency for our South American and Canadian subsidiaries and, as such, assets and liabilities are translated into U.S. dollars at the period end exchange rates. Income and expense items are translated at the average exchange rates during the period. Translation adjustments resulting from changes in exchange rates are reported in other comprehensive income. As of November 1, 2008 and November 3, 2007, the entire accumulated and other comprehensive income balance consisted of foreign currency translation adjustments.
Note 4. Segment Data
     Our reportable operating segments are based on the types of products and services offered and are aligned with our internal management structure. Inter-segment and intra-segment revenues and costs are eliminated, and operating profit represents earnings before interest and income taxes.
     Our reportable segments include:
     Equipment — This segment designs, manufactures and markets equipment for well stimulation, coiled tubing, cementing, nitrogen pumping, power generation and electrical systems as well as workover rigs, drilling rigs, service rigs and related equipment, serving the oil and gas industry. This segment also sells engines, transmissions and material handling equipment for well servicing, workover, drilling, pumping and other applications for a wide range of other industries. Operating profit for the three and nine months ended November 3, 2007 included amortization of $0.7 million and $3.4 million, respectively, associated with the backlog we acquired with our purchase of substantially all of the operating assets and assumption of certain liabilities of Crown Energy Technologies, Inc. (“Crown Acquisition”) on February 26, 2007. The acquired backlog was valued at $3.4 million on the date of acquisition and was fully amortized during Fiscal 2007.
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
     Certain general and administrative costs which are incurred to support all operating segments are allocated to the segment operating results presented. Operating results by segment are as follows:

	For the Three Months Ended		For the Nine Months Ended
(In thousands)	November 1, 2008	November 3, 2007	November 1, 2008	November 3, 2007

Sales:
Equipment	$188,945	$242,937	$630,624	$679,985
Aftermarket parts and service	99,620	104,146	295,654	289,071
Rental	19,174	8,014	33,928	21,636

Total sales	$307,739	$355,097	$960,206	$990,692

Operating profit (loss):
Equipment	$15,168	$30,471	$55,607	$76,754
Aftermarket parts and service	12,283	13,006	33,759	37,728
Rental	5,369	3,216	8,121	7,145
Corporate	(10,539)	(7,043)	(27,789)	(21,818)

Total operating profit	$22,281	$39,650	$69,698	$99,809

Operating profit percentage:
Equipment	8.0%	12.5%	8.8%	11.3%
Aftermarket parts and service	12.3	12.5	11.4	13.1
Rental	28.0	40.1	23.9	33.0
Consolidated	7.2%	11.2%	7.3%	10.1%
Note 5. Long-Term Debt

	As of
(In thousands)	November 1, 2008	January 31, 2008
Revolving credit facility	153,525	140,306
Unsecured senior notes	150,000	150,000
Other debt	6,591	4,286

Total	310,116	294,592
Less: current portion of other debt	(6,542)	(4,071)

Long-term debt, net of current portion	$303,574	$290,521

     Revolving Credit Facility: In February 2007, we amended our senior credit facility, increased the revolving facility to $250.0 million and added a $25.0 million sub-facility to be used by our Canadian subsidiary, which we established as part of the Crown Acquisition. The amended $250.0 million revolving credit facility, which matures in February 2012, is secured by substantially all accounts receivable, inventory and property, plant and equipment and provides for borrowings at LIBOR plus a margin ranging from 1.25% to 2.00% per annum, based on our leverage ratios, as specified in the credit agreement. As of November 1, 2008, borrowings under the facility bore interest at a weighted average interest rate of LIBOR plus 1.5%, or 4.74%. A commitment fee of 0.30% to 0.375% per annum is payable on all unused portions of the revolving credit facility based on our leverage ratios. Interest payments are due monthly, or as LIBOR contracts expire. The revolving credit facility also has a $30.0 million sub-facility which may be used for letters of credit. During the nine months ended November 1, 2008, we incurred an additional $0.4 million in deferred financing costs associated with the revolving credit facility. As of November 1, 2008, there were $21.4 million of letters of credit outstanding. Based on the borrowings outstanding and letters of credit issued at November 1, 2008, approximately $60.9 million were available under the revolving credit facility.
     Unsecured Senior Notes: In July 2006, we issued $150.0 million of unsecured senior notes (“Senior Notes”), bearing interest at 10% per annum and maturing in July 2014. In connection with the Senior Notes, we entered into a registration rights agreement which required us to make reasonable best efforts to file a registration statement with the Securities and Exchange Commission and effect a registered exchange offer in respect of the Senior Notes. We filed a registration statement with the Securities and Exchange Commission on February 2, 2007 and received clearance to effect the exchange offer on July 25, 2007. As per the terms of the indenture, the Senior Notes became subject to an escalated rate of 10.5% per annum as of July 1, 2007, which remained in effect until August 22, 2007 when the registration of the notes and the related exchange offer were completed. On August 22, 2007, the Senior Notes reverted back to an interest rate of 10.0% per annum. The escalated interest rate did not have a material impact on Fiscal 2007 results.

     The credit facility and the Senior Notes contain financial and operating covenants with which we must comply during the terms of the agreements. These covenants include the maintenance of certain financial ratios, restrictions related to the incurrence of certain indebtedness and investments, and prohibition of the creation of certain liens. We were in compliance with all covenants as of November 1, 2008.
     We incurred $3.3 million of capitalized legal and financing charges associated with establishing the original $250.0 million senior credit facility, which are being amortized over the five year term of the facility. We also incurred $5.1 million of capitalized legal and financing charges associated with the issuance of the Senior Notes during the second quarter of Fiscal 2006. These costs are being amortized over the eight year term of the notes. During the nine months ended November 1, 2008 and November 3, 2007, we incurred an additional $0.4 million and $2.9 million, respectively, of capitalized legal and financing costs associated with the credit facility, which are being amortized over twelve months and its remaining term, respectively. As of November 1, 2008, $7.7 million of unamortized costs were included in the balance sheet.
     Other debt: Other debt includes certain secured loans relating to our South American operations, a floor plan financing agreement and other equipment loans. The restricted cash on our balance sheet relates to collateral securing certain of this debt.
     Guarantor entities: The Senior Notes were co-issued by Stewart & Stevenson, LLC and Stewart & Stevenson Funding Corp. and are guaranteed by all of its subsidiaries except one domestic subsidiary, one subsidiary in Canada and two subsidiaries in South America. Stewart & Stevenson LLC and all of its subsidiaries except one domestic subsidiary, one subsidiary in Canada and two subsidiaries in South America are co-borrowers on the $250.0 million revolving credit facility.
     The following condensed consolidated financial statements present separately the financial position, results of operations and cash flows of the co-issuers/guarantors (“Guarantor Entities”), and all non-guarantor subsidiaries of the Company based on the equity method of accounting.

Condensed Consolidating Balance Sheet

	As of November 1, 2008
		Non-Guarantor
(In thousands)	Guarantor Entities	Entities	Eliminations	Total
Current assets	$497,749	$68,894	$—	$566,643
Property, plant and equipment	88,518	4,899	—	93,417
Other assets	48,233	32,312	(25,111)	55,434

Total assets	$634,500	$106,105	$(25,111)	$715,494

Current liabilities	$195,671	$31,451	$—	$227,122
Intercompany payables (receivables)	(48,063)	48,063	—	—
Long-term liabilities	303,526	416	—	303,942
Shareholders’ equity	183,366	26,175	(25,111)	184,430

Total liabilities and shareholders’ equity	$634,500	$106,105	$(25,111)	$715,494

	As of January 31, 2008
		Non-Guarantor
	Guarantor Entities	Entities	Eliminations	Total
Current assets	$446,151	$79,763	$—	$525,914
Property, plant and equipment	76,642	5,964	—	82,606
Other assets	50,294	39,918	(25,111)	65,101

Total Assets	$573,087	$125,645	$(25,111)	$673,621

Current liabilities	$159,944	$47,898	$—	$207,842
Intercompany payables (receivables)	(40,053)	40,053	—	—
Long-term liabilities	290,307	531	—	290,838
Shareholders’ equity	162,889	37,163	(25,111)	174,941

Total liabilities and shareholders’ equity	$573,087	$125,645	$(25,111)	$673,621

Condensed Consolidating Results of Operations

	For the Three Months Ended November 1, 2008
		Non-Guarantor		Consolidated
(In thousands)	Guarantor Entities	Entities	Eliminations	Totals
Sales	$282,562	$25,177	$—	$307,739
Cost of sales	227,753	22,377	—	250,130

Gross profit	54,809	2,800	—	57,609

Selling and administrative expenses	30,749	4,090	—	34,839
Equity in earnings of subsidiaries	1,504	—	(1,504)	—
Other expense (income), net	697	(208)	—	489

Operating profit	21,859	(1,082)	1,504	22,281

Interest expense, net	5,522	727	—	6,249

Earnings (loss) before income taxes	16,337	(1,809)	1,504	16,032
Income tax provision	539	(305)	—	234

Net earnings (loss)	$15,798	$(1,504)	$1,504	$15,798

	For the Three Months Ended November 3, 2007
		Non-Guarantor		Consolidated
	Guarantor Entities	Entities	Eliminations	Totals
Sales	$317,192	$37,905	$—	$355,097
Cost of sales	252,599	29,205	—	281,804

Gross profit	64,593	8,700	—	73,293

Selling and administrative expenses	30,551	4,692	—	35,243
Equity in earnings of subsidiaries	(3,689)	—	3,689	—
Other income, net	(72)	(1,528)	—	(1,600)

Operating profit (loss)	37,803	5,536	(3,689)	39,650

Interest expense, net	7,253	76	—	7,329

Earnings before income taxes	30,550	5,460	(3,689)	32,321
Income tax provision	487	1,771	—	2,258

Net earnings	$30,063	$3,689	$(3,689)	$30,063

	For the Nine Months Ended November 1, 2008
		Non-Guarantor		Consolidated
(In thousands)	Guarantor Entities	Entities	Eliminations	Totals
Sales	$853,792	$106,414	$—	$960,206
Cost of sales	694,268	88,831	—	783,099

Gross profit	159,524	17,583	—	177,107

Selling and administrative expenses	90,941	14,582	—	105,523
Equity in earnings of subsidiaries	(337)	—	337	—
Other expense, net	1,453	433	—	1,886

Operating profit (loss)	67,467	2,568	(337)	69,698

Interest expense, net	16,601	2,201	—	18,802

Earnings before income taxes	50,866	367	(337)	50,896
Income tax provision	1,436	30	—	1,466

Net earnings	$49,430	$337	$(337)	$49,430

	For the Nine Months Ended November 3, 2007
		Non-Guarantor		Consolidated
	Guarantor Entities	Entities	Eliminations	Totals
Sales	$872,773	$117,919	$—	$990,692
Cost of sales	693,020	94,463	—	787,483

Gross profit	179,753	23,456	—	203,209

Selling and administrative expenses	90,757	14,279	—	105,036
Equity in earnings of subsidiaries	(6,604)	—	6,604	—
Other income, net	(248)	(1,388)	—	(1,636)

Operating profit (loss)	95,848	10,565	(6,604)	99,809

Interest expense, net	21,405	222	—	21,627

Earnings before income taxes	74,443	10,343	(6,604)	78,182
Income tax provision	2,356	3,739	—	6,095

Net earnings	$72,087	$6,604	$(6,604)	$72,087

Condensed Consolidating Cash Flows

	For the Nine Months Ended November 1, 2008
	Guarantor	Non-Guarantor	Consolidated
(In thousands)	Entities	Entities	Totals
Net cash provided by (used in):
Operating activities	$38,373	$(13,362)	$25,011
Investing activities	(20,641)	(1,848)	(22,489)
Financing activities	(23,642)	10,666	(12,976)
Effect of exchange rate on cash	—	252	252

Net decrease in cash	(5,910)	(4,292)	(10,202)
Cash at the beginning of the period	5,957	6,425	12,382

Cash at the end of the period	$47	$2,133	$2,180

	For the Nine Months Ended November 3, 2007
	Guarantor	Non-Guarantor	Consolidated
	Entities	Entities	Totals
Net cash provided by (used in):
Operating activities	$8,876	$1,460	$10,336
Investing activities	(42,023)	(43,313)	(85,336)
Financing activities	30,132	44,161	74,293
Effect of exchange rate on cash	—	(234)	(234)

Net increase (decrease) in cash	(3,015)	2,074	(941)
Cash at the beginning of the period	3,349	2,503	5,852

Cash at the end of the period	$334	$4,577	$4,911

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
     The following is a summary of warranty activity for the three and nine months ended November 1, 2008 and November 3, 2007:

	For the Three Months Ended		For the Nine Months Ended
(In thousands)	November 1, 2008	November 3, 2007	November 1, 2008	November 3, 2007

Accrued warranty costs at beginning of period	$5,687	$4,199	$5,982	$2,673
Acquired reserves	—	—	—	714
Payments for warranty obligations	(1,519)	(506)	(4,734)	(3,274)
Warranty accrual for current period sales	1,475	1,122	4,395	4,702

Accrued warranty costs at end of period	$5,643	$4,815	$5,643	$4,815

     We are defending an arbitration action brought against one of our suppliers and us. The alleged actions against our supplier are for basic defects in four gas compression engines and a defective supply of spare parts. The claim against us is for the defective installation of spare parts and related overhaul services. The claimant seeks approximately $15 million damages from our supplier and us. We believe that the claimant’s allegations and its claim for damages against us are without merit and that there are valid defenses thereto, and intend to defend the action vigorously.

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
Note 7. Significant Balance Sheet Accounts
     Allowance for Doubtful Accounts: Activity in the allowance for doubtful accounts was as follows:

	For the Three Months Ended		For the Nine Months Ended
(In thousands)	November 1, 2008	November 3, 2007	November 1, 2008	November 3, 2007
Allowance for doubtful accounts at beginning of period	$3,554	$2,133	$3,140	$1,724
Acquired reserves	—	—	—	1,359
Additions to reserves	111	188	564	52
Writeoffs against allowance for doubtful accounts	(455)	(68)	(768)	(1,073)
Collections of previously reserved items	28	3	302	194

Allowance for doubtful accounts at end of period	$3,238	$2,256	$3,238	$2,256

     Inventories: Summarized below are the components of inventories:

	As of
(In thousands)	November 1, 2008	January 31, 2008

Inventory purchased under distributor agreements	$120,024	$125,062
Raw materials and spare parts	102,893	125,732
Work in process	58,528	38,650

Total Inventories	$281,445	$289,444

     Raw materials and spare parts include OEM equipment and components used in the equipment segment. The inventory balances above are stated net of inventory valuation allowances totaling $11.6 million and $12.3 million as of November 1, 2008 and January 31, 2008, respectively.
     Property, Plant and Equipment: Components of property, plant and equipment, net, were as follows:

	As of
(In thousands)	November 1, 2008	January 31, 2008

Machinery and equipment	$24,523	$23,031
Buildings and leasehold improvements	26,268	25,705
Rental equipment	53,334	42,615
Computer hardware and software	3,098	2,861
Accumulated depreciation	(30,542)	(21,954)

Net depreciable assets	76,681	72,258
Construction in progress	9,986	3,576
Land	6,750	6,772

Property, plant and equipment, net	$93,417	$82,606

     Intangible Assets & Goodwill: Amounts allocated to intangible assets are amortized on a straight-line basis over their estimated useful lives. Intangible asset values, net of recognized amortization expense, included the following:

		As of November 1, 2008
(In thousands)	Estimated	Gross Carrying	Accumulated	Currency
	Useful Life	Value	Amortization	Translation	Net
Current amortizable intangible assets:
Unfilled order backlog	6 Mos.	$3,370	$(3,546)	$176	$—

Non-current amortizable intangible assets:
Engineering drawings	2.5-10 Yrs.	6,346	(3,404)	175	3,117
Distribution contracts	27 Yrs.	3,384	(342)	—	3,042
Customer relationships	6-11 Yrs.	7,409	(1,412)	(69)	5,928
Patents	4 Yrs.	209	(124)	—	85
Non-compete covenant	5 Yrs.	1,420	(512)	13	921

Total		18,768	(5,794)	119	13,093

Indefinite-lived intangible assets:
Trademarks	—	9,130	—	(85)	9,045

Total		$31,268	$(9,340)	$210	$22,138

		As of January 31, 2008
	Estimated	Gross Carrying	Accumulated	Currency
(In thousands)	Useful Life	Value	Amortization	Translation	Net
Current amortizable intangible assets:
Unfilled order backlog	6 Mos.	$3,370	$(3,546)	$176	$—

Non-current amortizable intangible assets:
Engineering drawings	2.5-10 Yrs.	6,346	(1,984)	399	4,761
Distribution contracts	27 Yrs.	3,384	(248)	—	3,136
Customer relationships	6-11 Yrs.	7,409	(713)	741	7,437
Patents	4 Yrs.	209	(93)	—	116
Non-compete covenant	5 Yrs.	1,420	(280)	150	1,290

Total		18,768	(3,318)	1,290	16,740

Indefinite-lived intangible assets:
Trademarks	—	9,130	—	357	9,487

Total		$31,268	$(6,864)	$1,823	$26,227

     The following table presents goodwill as of the dates indicated, as well as changes in the account during the period shown.

(In thousands)	Amount
Carrying amount as of January 31, 2008	$28,432
Currency Translation	(4,682)

Carrying amount as of November 1, 2008	$23,750

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
     Stock-Based Compensation: During Fiscal 2006, our principal shareholder sold common units equal to 1% of common equity to our president and chief operating officer subject to repurchase rights that expired over established vesting periods beginning January 23, 2006. In accordance with SFAS No. 123 (revised 2004), “Share-Based Payment,” we recorded $111,000 and $333,000 of non-cash charges in the three and nine months ended November 3, 2007, respectively, reflecting the difference between estimated fair market value of the common units sold and their sales price to our executive. The estimated fair market value of the common units was determined based on a valuation provided by a third party valuation firm. The award was fully vested and expensed by the end of Fiscal 2007.
     On September 5, 2007, our board of directors adopted the 2007 Incentive Compensation Plan (“Incentive Plan”). The Incentive Plan received the required approval of a majority of our unit holders and became effective on September 27, 2007. In connection with the adoption and approval of the Incentive Plan, the compensation committee of the board, which has the responsibility to administer the Incentive Plan, made certain grants of restricted shares to our non-executive directors and certain members of our senior executive management. The grants to our six non-executive directors totaled 360,000 restricted shares vesting in five (5) 72,000 share tranches, with each such tranche vesting upon board service for a complete fiscal year. In addition, approximately 15,000 of the restricted shares granted to a former director were earned prior to the date of his resignation as a director with the balance of his grant being forfeited. The grants to senior executive management total 110,000 restricted shares vesting in five (5) 22,000 share tranches, with each tranche vesting upon employment for a complete fiscal year. The executive grants are subject to the achievement of net pre-tax income growth in the relevant fiscal year that exceeds the median net pre-tax income growth of a peer group of companies and are subject to acceleration in the case of an executive’s death or disability. All grants are subject to (i) the completion of an initial public equity offering and (ii) accelerated vesting upon a change-in-control of the Company. No expense has been recognized for these grants because the contingent condition has not occurred and, as of November 1, 2008, diluted earnings per share excluded the approximately 485,000 contingent unvested restricted shares.
Note 9. Income Taxes
     We expect our effective tax rate to be approximately 2.9%, which excludes our tax distributions to the unitholders of our limited liability company. As a limited liability company, income is reported for federal and state income tax purposes (except for the Texas margins tax and foreign taxes reported at the entity level) by our unitholders. During the three and nine months ended November 1, 2008, we recognized $0.5 million and $1.2 million, respectively, of Texas margins tax and ($0.2) million and $0.2 million, respectively, of income tax associated with foreign jurisdictions. During the three and nine months ended November 3, 2007, we recognized $0.5 million and $2.4 million, respectively, of Texas margins tax and $1.8 million and $3.7 million, respectively, of income tax associated with foreign jurisdictions. Generally, we make quarterly distributions to our unitholders to fund their tax obligations. During the periods ended November 1, 2008 and November 3, 2007, we made tax distributions of $28.6 million and $20.3 million, respectively, to our unitholders.

Note 10. Proforma Condensed Combined Statement of Operations
     The unaudited pro forma condensed combined statement of operations for the nine months ended November 3, 2007 gives effect to the February 26, 2007 consummation of the Crown Acquisition as if the transaction occurred on February 1, 2007. The unaudited pro forma information is presented for illustration purposes only and is not necessarily indicative of results of operations which would have been reported had the transaction actually occurred on February 1, 2007. As the consummation occurred during the quarter ended May 3, 2007, the results for the quarter ended November 3, 2007 included three months of activity related to the Crown Acquisition.

	For the Nine Months Ended
	November 1, 2008	November 3, 2007
(In thousands, except per unit data)	Actual — Unaudited	Pro Forma — Unaudited
Sales	$960,206	$1,010,427

Net earnings	$49,430	$75,006

Weighted average units outstanding:
Basic	100,005	100,005
Diluted	100,005	100,005

Net earnings per common unit
Basic	$0.49	$0.75
Diluted	$0.49	$0.75
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
Comparison of Results of Operations — Three Months Ended November 1, 2008 and November 3, 2007
          Sales — For the three months ended November 1, 2008, our sales were $307.7 million, a decrease of $47.4 million, or 13.3%, from Fiscal 2007 sales of $355.1 million for the same period. This decrease in sales was primarily attributable to a decrease in equipment and aftermarket parts and service sales, partially due to the impact of Hurricanes Gustav and Ike as well as the general slowdown of the U.S. oil and gas markets as a result of declining commodity prices. Hurricane preparations and the loss of electricity after the hurricanes caused some of our facilities in Houston and New Orleans to be closed for up to one week. Also, some of our suppliers were not able to meet delivery commitments which resulted in lower third quarter revenue. The decrease in equipment and aftermarket parts and service sales were only partially offset by increased rental sales. A breakdown of sales for the periods is as follows:

	For the Three Months Ended		Three Month Change
(In thousands)	November 1, 2008	November 3, 2007	$	%
Sales
Equipment	$188,945	$242,937	$(53,992)	-22.2%
Aftermarket parts and service	99,620	104,146	(4,526)	-4.3%
Rental	19,174	8,014	11,160	139.3%

Total Sales	$307,739	$355,097	$(47,358)	-13.3%

          Sales of equipment decreased by 22.2%, or $54.0 million, during the three months ended November 1, 2008 compared to the same period in Fiscal 2007. The decrease in sales was primarily attributable to decreases in volume of well stimulation, rigs, prime movers and transmission sales, partially offset by increases in power generation, material handling and engine sales.
          Aftermarket parts and service sales decreased by $4.5 million, or 4.3%, to $99.6 million in the three months ended November 1, 2008 from $104.1 million in the comparable period of Fiscal 2007. The decrease in aftermarket parts and service sales was primarily attributable to decreases in both parts and service sales.
          Rental sales grew by 139.3%, or $11.2 million, in the three months ended November 1, 2008 compared to the same period of Fiscal 2007. The increase in sales was primarily attributable to compressor and generator rentals and rentals of equipment leased specifically for rental and the effects of Hurricanes Gustav and Ike.
          Gross profit — Our gross profit was $57.6 million for the three months ended November 1, 2008 compared to $73.3 million for the same period in Fiscal 2007, reflecting a decrease in gross profit margin from 20.6% to 18.7%. Our gross profit margin decreased by 1.9 points primarily due to higher costs associated with product development and increased indirect costs, such as freight, fuel and utilities, coupled with lower sales volumes and increased material costs. The equipment segment gross profit margin declined from 19.9% to 16.6%, a decrease of 3.3 points, primarily driven by increased job costs. The aftermarket parts and service segment gross profit margin declined from 20.1% to 19.3%, a decrease of 0.8 points, primarily driven by increased fuel costs associated with our service business. The rental segment gross profit margin declined from 50.3% to 36.2%, a decrease of 14.1 points, as the result of higher costs associated with units leased specifically for rentals associated with the hurricanes.
          Selling and administrative expenses — Selling and administrative expenses decreased by $0.4 million to $34.8 million for the three months ended November 1, 2008. Selling and administrative expenses as a percentage of sales increased to 11.3% from 9.9% for the three months ended November 1, 2008, mainly as a result of legal and professional expenses, including $2.3 million associated with the pursuit of strategic alternatives and $0.7 million related to Sarbanes-Oxley (“SOX”) 404 implementation costs. The three months ended November 3, 2007 included $0.7 million of non-cash amortization expense for the backlog acquired in the Crown Acquisition. There was no amortization during the three months ended November 1, 2008 as the acquired backlog was fully amortized during Fiscal 2007.
          Other income/expense — Other expense increased by $2.1 million to $0.5 million for the three months ended November 1, 2008, compared to other income of $1.6 million for the three months ended November 3, 2007, mainly as the result of foreign currency translation losses associated with our Canadian subsidiary.
          Operating profit — Our operating profit decreased to $22.3 million, or 7.2% of sales, during the three months ended November 1, 2008, from $39.7 million, or 11.2% of sales, in the same period of Fiscal 2007, primarily as the result of lower revenues and gross profit margins.
          Interest expense, net — Interest expense for the three months ended November 1, 2008 decreased by $1.1 million over the same period in Fiscal 2007 mainly as a result of lower interest rates for our revolving credit facility indebtedness.
          Income taxes — Income tax expense for the three months ended November 1, 2008 was $0.2 million as compared to $2.3 million for the same period in Fiscal 2007. The decrease is due mainly to lower income taxes associated with profits generated from international operations (primarily our Canadian subsidiary) and Texas margin taxes. No U.S. federal tax expense was recorded in the three months ended November 1, 2008 or November 3, 2007 as we conduct our operations as a limited liability company and as a result, U.S. federal income taxes were payable by the holders of our equity interests.
Segment Results Comparison — Three Months Ended November 1, 2008 and November 3, 2007
          Equipment — Operating profit generated by the equipment segment decreased to $15.2 million, or 8.0% of sales, for the three months ended November 1, 2008 from $30.5 million, or 12.5% of sales, for the same period in Fiscal 2007 primarily due to lower sales volumes and higher operating costs. The $15.3 million decrease in operating profit was attributable to a decrease of $8.5 million in margin rate and $6.8 million in sales volume due to the current economic climate.

          As of November 1, 2008, our equipment backlog was $393.7 million, as compared to $640.3 million on November 3, 2007, a decrease of approximately 38.5%. The crisis in the financial markets, the weakening of the U.S. and global economies, the significant tightening of credit markets, lower oil and gas prices and the effect of these factors on the businesses of our customers have resulted in lower demand for our products, primarily in large capital intensive equipment such as well stimulation and drilling rigs, but so far excluding our power generation products as they relate to the off-shore drilling market. We expect to recognize a significant portion of our equipment order backlog as revenue in the fourth quarter of Fiscal 2008 and during Fiscal 2009.
          Aftermarket Parts and Service — Operating profit generated by the aftermarket parts and service segment decreased to $12.3 million in the three months ended November 1, 2008 from $13.0 million in the same period of Fiscal 2007, representing a reduction in operating profit percentage from 12.5% to 12.3%. The decrease in operating profit was primarily attributable to a decrease of $0.1 million in margin rate and $0.6 million in sales volume due to our operations being closed and delays in supplier deliveries after Hurricanes Gustav and Ike.
          Rental — Operating profit generated by the rental segment was $5.4 million in the three months ended November 1, 2008, an increase of $2.2 million from $3.2 million of operating profit generated in the same period of Fiscal 2007. Operating profit percentage decreased to 28.0% for the three months ended November 1, 2008 from 40.1% for the same period in Fiscal 2007, mainly as a result of higher costs associated with units we rented from a third party and re-rented to our customers, which increased significantly due to Hurricanes Gustav and Ike.
          Corporate — Corporate and administrative expenses increased to $10.5 million, or 3.4% of sales, in the three months ended November 1, 2008 compared to $7.0 million, or 2.0% of sales, in the same period of 2007. The increase is primarily due to legal and professional expenses, including a $2.3 million charge associated with the pursuit of strategic alternatives, $0.7 million related to SOX 404 implementation costs, and $0.5 million in foreign currency translation losses associated with our foreign subsidiaries.
Comparison of Results of Operations — Nine Months Ended November 1, 2008 and November 3, 2007
          Sales — For the nine months ended November 1, 2008, our sales were $960.2 million, a decrease of $30.5 million, or 3.1%, over Fiscal 2007 sales of $990.7 million for the same period. Equipment sales decreases were partially offset by increases in aftermarket parts and service and rental sales. A breakdown of sales for the periods is as follows:

	For the Nine Months Ended		Nine Month Change
(In thousands)	November 1, 2008	November 3, 2007	$	%
Sales
Equipment	$630,624	$679,985	$(49,361)	-7.3%
Aftermarket parts and service	295,654	289,071	6,583	2.3%
Rental	33,928	21,636	12,292	56.8%

Total Sales	$960,206	$990,692	$(30,486)	-3.1%

          Sales of equipment decreased by 7.3%, or $49.4 million, during the nine months ended November 1, 2008 compared to the same period in Fiscal 2007. The decrease in sales was primarily attributable to decreased sales volume in well stimulation, transmissions and engines which were partially offset by increases in rig and power generation sales. The increased rig sales are primarily attributable to the inclusion of an additional month of Crown sales in Fiscal 2008, which approximated $20.0 million, versus only eight months in Fiscal 2007. The weakening U.S. and global economy, the tightening of credit markets and lower oil and gas prices have resulted in lower sales of our products, primarily well stimulation equipment.

          Aftermarket parts and service sales grew by $6.6 million to $295.7 million in the nine months ended November 1, 2008 from $289.1 million in the comparable period of Fiscal 2007. The increase in aftermarket parts and service sales was primarily attributable to an increased volume of parts sales related to our distributor agreements.
          Rental sales grew by 56.8%, or $12.3 million, in the nine months ended November 1, 2008 compared to the same period of Fiscal 2007. The increase in sales was primarily attributable to compressor rentals and rentals of equipment leased specifically for rental and the effects of Hurricanes Gustav and Ike.
          Gross profit — Our gross profit was $177.1 million for the nine months ended November 1, 2008 compared to $203.2 million for the same period in Fiscal 2007, reflecting a decrease in gross profit margin from 20.5% to 18.4%. Our gross profit margin decreased by 2.1 points primarily due to higher costs associated with product development, increased material costs and higher indirect costs, such as freight, fuel and utilities. The equipment segment gross profit margin declined from 19.7% to 17.5%, a decrease of 2.2 points, primarily driven by approximately $5.2 million in product development costs and $0.8 million of prior period adjustments associated with international contracts. The aftermarket parts and service segment gross profit margin declined from 21.1% to 18.7%, a decrease of 2.4 points, primarily driven by increased fuel costs. The rental segment gross profit margin declined from 44.0% to 34.4%, a decrease of 9.6 points, as the result of higher costs associated with units leased specifically for rentals, fleet maintenance and freight.
          Selling and administrative expenses — Selling and administrative expenses increased slightly to $105.5 million for the nine months ended November 1, 2008 compared to $105.0 million for the nine months ended November 3, 2007. Selling and administrative expenses as a percentage of sales increased slightly to 11.0% from 10.6% for the nine months ended November 1, 2008, mainly as a result of lower sales volumes and legal and professional expenses, including $2.7 million associated with the pursuit of strategic alternatives and $1.3 million related to SOX 404 implementation costs. The nine months ended November 3, 2007 included $3.4 million of non-cash amortization expense for the backlog acquired in the Crown Acquisition. There was no amortization during the nine months ended November 1, 2008 as the acquired backlog was fully amortized during Fiscal 2007.
          Other income/expense — Other expense increased by $3.5 million to $1.9 million for the nine months ended November 1, 2008, compared to other income of $1.6 million for the nine months ended November 3, 2007, mainly as the result of foreign currency translation losses associated with our Canadian subsidiary.
          Operating profit — Our operating profit decreased to $69.7 million, or 7.3% of sales, during the nine months ended November 1, 2008, from $99.8 million, or 10.1% of sales, in the same period of Fiscal 2007, primarily due to lower margins and higher selling and administrative expenses.
          Interest expense, net — Interest expense for the nine months ended November 1, 2008 decreased by $2.8 million over the same period in Fiscal 2007 mainly as a result of lower interest rates for our revolving credit facility indebtedness and lower outstanding balances.
          Income taxes — Income tax expense for the nine months ended November 1, 2008 was $1.5 million as compared to $6.1 million for the same period in Fiscal 2007. The decrease was due mainly to lower income taxes associated with profits generated from international operations (primarily our Canadian subsidiary) and Texas margin taxes. No U.S. federal tax expense was recorded in the nine months ended November 1, 2008 or November 3, 2007 as we conduct our operations as a limited liability company and as a result, U.S. federal income taxes were paid by the holders of our equity interests.
Segment Results Comparison — Nine Months Ended November 1, 2008 and November 3, 2007
          Equipment — Operating profit generated by the equipment segment decreased to $55.6 million, or 8.8% of sales, for the nine months ended November 1, 2008 from $76.8 million, or 11.3% of sales, for the same period in Fiscal 2007, primarily due to higher operating costs. The $21.2 million decrease in operating profit was attributable to decreases of $15.6 million in margin rate and $5.6 million in sales volume.

          As of November 1, 2008, our equipment backlog was $393.7 million, as compared to $640.3 million on November 3, 2007, a decrease of approximately 38.5%. The crisis in the financial markets, the weakening of the U.S. and global economies, the significant tightening of credit markets, lower oil and gas prices and the effect of these factors on the businesses of our customers have resulted in lower demand for our products, primarily in large capital intensive equipment such as well stimulation and drilling rigs, but so far excluding our power generation products as they relate to the off-shore drilling market. We expect to recognize a significant portion of our equipment order backlog as revenue in the fourth quarter of Fiscal 2008 and during Fiscal 2009.
          Aftermarket Parts and Service — Operating profit generated by the aftermarket parts and service segment decreased to $33.8 million in the nine months ended November 1, 2008 from $37.7 million in the same period of Fiscal 2007, representing a reduction in operating profit percentage from 13.1% to 11.4%. The $3.9 million decrease in operating profit was primarily attributable to a decrease in margins of $4.8 million, partially offset by an increase of $0.9 million in sales volume. The lower margins were driven by higher indirect costs.
          Rental — Operating profit generated by the rental segment was $8.1 million in the nine months ended November 1, 2008, an increase of $1.0 million from $7.1 million of operating profit generated in the same period of Fiscal 2007. Operating profit percentage decreased to 23.9% for the nine months ended November 1, 2008 from 33.0% for the same period in Fiscal 2007 mainly as a result of higher costs associated with units we rented from a third party and re-rented to our customers and increased depreciation associated with purchases of new equipment.
          Corporate — Corporate and administrative expenses increased to $27.8 million, or 2.9% of sales, in the nine months ended November 1, 2008 compared to $21.8 million, or 2.2% of sales, in the same period of 2007. The increase is primarily due to legal and professional expenses, including $2.7 million associated with the pursuit of strategic alternatives, $1.3 million related to SOX 404 implementation costs, and $1.4 million in foreign currency translation losses associated with our foreign subsidiaries.
Liquidity and Capital Resources
          In the nine months ended November 1, 2008, we generated net cash from operating activities of $25.0 million compared to $10.3 million in the same period of 2007. The cash generated by operating activities for the nine months ended November 1, 2008 consisted of $49.4 million cash generated by net earnings and depreciation and amortization of $14.9 million, partially offset by changes in operating assets and liabilities of $39.3 million. Changes in operating assets and liabilities were the result of decreases in inventories and increases in accounts payable, customer deposits and other which in aggregate totaled $29.2 million and which were offset by increases in accounts receivable and recoverable costs and accrued profits not yet billed and decreases in accrued payrolls and billings in excess of incurred costs which in aggregate totaled $68.5 million. The cash generated by operating activities for the nine months ended November 3, 2007 consisted of $72.1 million cash generated by net earnings and depreciation and amortization of $16.3 million, partially offset by changes in operating assets and liabilities of $78.1 million. Cash used in operating assets and liabilities is the result of increases in inventories, recoverable costs and accrued profits not yet billed and decreases in customer deposits, which in aggregate totaled $130.9 million and which were partially offset by increases in accounts payable, other liabilities and billings in excess of cost, which in aggregate totaled $52.8 million. While many of our contracts include advance customer deposits and progress billings, some international contracts provide for substantial portions of funding under confirmed letters of credit upon delivery of the products. For the remainder of Fiscal 2008, we do not anticipate significant changes in our working capital requirements.
          Net cash used in investing activities was $22.5 million for the nine months ended November 1, 2008, primarily for capital expenditures and included $15.8 million related to additions to our rental fleet. Net cash used in investing activities for the nine months ended November 3, 2007 was $85.3 million and included $70.5 million for the Crown Acquisition and $9.2 million of capital expenditures related to additions to our rental fleet.
          Net cash used in financing activities was $13.0 million for the nine months ended November 1, 2008. This includes tax distributions to holders of common units of $28.6 million and deferred financing costs of $0.4 million, partially offset by a $2.9 million increase in notes payable and $13.1 million in net borrowings on our revolving credit facility. Net cash provided by financing activities was $74.3 million for the nine months ended November 3, 2007. This includes $98.4 million in borrowings under our revolving credit facility and increases in notes payable which were partially offset by tax distributions to holders of common units of $20.3 million, deferred financing costs of $2.9 million and deferred equity issuance costs of $0.9 million.

          As of November 1, 2008, our cash and cash equivalent balance was $2.2 million, reflecting timing of cash receipts, disbursements and borrowings on our revolving credit facility.
Current Resources
          In February 2007, we amended our senior credit facility to increase the revolving facility to $250.0 million and added a $25.0 million sub-facility to be used by our Canadian subsidiary which we established as part of the Crown Acquisition. The amended $250.0 million revolving credit facility, which matures in February 2012, is secured by substantially all accounts receivable, inventory and property, plant and equipment and provides for borrowings at LIBOR, plus a margin ranging from 1.25% to 2.00% per annum, based on our leverage ratios, as specified in the credit agreement. As of November 1, 2008, borrowings under the facility bore interest at a weighted average interest rate of LIBOR plus 1.50%, or 4.74%. A commitment fee of 0.30% to 0.375% per annum is payable on all unused portions of the revolving credit facility based on our leverage ratios. Interest payments are due monthly, or as LIBOR contracts expire. The revolving credit facility also has a $30.0 million sub-facility which may be used for letters of credit. As of November 1, 2008, there were $21.4 million of letters of credit outstanding. Based on the borrowings outstanding and letters of credit issued at November 1, 2008, approximately $60.9 million of borrowings were available under the revolving credit facility.
          As of November 1, 2008, borrowings under our senior credit facility and our Senior Notes were as follows:

(In thousands)
Revolving credit facility	$153,525
Senior Notes	150,000

Total	$303,525
          We incurred $3.3 million of capitalized legal and financing charges associated with establishing the original $250.0 million senior credit facility, which are being amortized over the five year term of the facility. We also incurred $5.1 million of capitalized legal and financing charges associated with the issuance of the Senior Notes during the second quarter of Fiscal 2006. These costs are being amortized over the eight year term of the notes. During the nine months ended November 1, 2008 and November 3, 2007, we incurred an additional $0.4 million and $2.9 million, respectively, of capitalized legal and financing costs associated with the credit facility, which are being amortized over twelve months and its remaining term, respectively. As of November 1, 2008, $7.7 million of unamortized costs were included in the balance sheet.
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
          The credit facility and the Senior Notes contain financial and operating covenants with which we must comply during the terms of the agreements. These covenants include the maintenance of certain financial ratios, restrictions related to the incurrence of certain indebtedness and investments, and prohibition of the creation of certain liens. We were in compliance with all covenants as of November 1, 2008.
Recent Accounting Pronouncements
          For a discussion of recently adopted and not yet adopted accounting standards, see Note 2 in “— Notes to Condensed Consolidated Financial Statements.”

Item 3. Quantitative and Qualitative Disclosures Regarding Market Risk
Foreign Exchange Risk
     Our international subsidiaries in Canada, Colombia and Venezuela transact most of their business in their respective local currencies. While local currency transactions arising from the Canadian subsidiary represented approximately 7% of our revenue during the nine month period ended November 1, 2008, our results of operations were not materially impacted by changes in currency exchange rates of the Canadian dollar to the U.S. dollar. Transactions denominated in local currencies generated by our Colombian and Venezuelan subsidiaries comprised approximately 3% of our sales, resulting in insignificant impacts to our results of operations from fluctuation of these foreign currencies against the U.S. dollar.
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
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     We are defending an arbitration action brought against one of our suppliers and us. The alleged actions against our supplier are for basic defects in four gas compression engines and a defective supply of spare parts. The claim against us is for the defective installation of spare parts and related overhaul services. The claimant seeks approximately $15 million damages from our supplier and us. We believe that the claimant’s allegations and its claim for damages against us are without merit and that there are valid defenses thereto, and intend to defend the action vigorously.
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

December 16, 2008

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