Form 10-K
period 2009-01-31
Stewart & Stevenson LLC
filed 2009-05-01
CIK 1381455

United States Securities and Exchange Commission
Washington, D.C.  20549

FORM 10-K

☑      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2009
or

☐      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to _________________

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☑No ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or if such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes ☑       No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.☑

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or if such shorter period that the registrant was required to submit and post such files).Yes ☑  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one):

Large accelerated  ☐                  Accelerated filer  ☐                                Non-accelerated filer  ☑                                              Smaller reporting company filer  ☐
                     (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2)Yes ☐  No ☑

There is no market for the registrant’s equity.  As of January 31, 2009, there were 100,005,000 common units outstanding.

Cautionary Note Regarding Forward-looking Statements

This Annual Report on Form 10-K (this “Annual Report” or “Form 10-K”), including “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by words such as “expects,” “intends,” “anticipates,” “plans,” “believes,” “seeks,” “estimates,” “will” or words of similar meaning and include, but are not limited to, statements regarding the outlook for our future business and financial performance.

Forward-looking statements are based on management’s current expectations and assumptions, which are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Actual outcomes and results may differ materially due to global political, economic, business, competitive, market, regulatory and other factors, including, but not limited to, the items identified under “Item 1A. Risk Factors.” We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise.

PART I

 Unless otherwise indicated or the context otherwise requires, the terms “Stewart & Stevenson,” the “Company,” “we,” “our” and “us” refer to Stewart & Stevenson LLC and its subsidiaries. Our fiscal year begins on February 1 of the year stated and ends on January 31 of the following year. For example, Fiscal 2008 commenced on February 1, 2008 and ended on January 31, 2009.

ITEM 1. Business

Our Company

Stewart & Stevenson LLC, headquartered in Houston, Texas, was formed for the purpose of acquiring from Stewart & Stevenson Services, Inc. (“SSSI” or the “Predecessor”) and its affiliates on January 23, 2006 substantially all of their equipment, aftermarket parts and service and rental businesses that primarily served the oil and gas industry as well as the perpetual rights to the Stewart & Stevenson name and logo for use worldwide (the “SSSI Acquisition”).  Except as otherwise expressly noted, when we refer to financial and other information about us on a historical basis prior to the date of the SSSI Acquisition, that information reflects the operations we acquired from SSSI prior to such acquisition.

We are a leading designer, manufacturer and marketer of specialized equipment and provide aftermarket parts and service to the oil and gas and other industries that we have served for over 100 years. Our diversified product lines include equipment for well stimulation, well servicing and workover rigs, drilling rigs, coiled tubing, cementing, nitrogen pumping, power generation and electrical systems as well as engines, transmissions and material handling equipment. We have a substantial installed base of equipment, which provides us with significant opportunities for recurring, higher-margin aftermarket parts and service revenues and also provide rental equipment to our customers.

Demand for our products has been driven primarily by capital spending in the oil and gas industry, which accounted for an estimated 82.3% of our equipment revenues and an estimated 78.7% of our total revenues in Fiscal 2008. Our extensive and diverse customer base includes many of the world’s leading oilfield service companies, as well as customers in the power generation, marine, mining, construction, commercial vehicle and material handling industries.

We operate our business through our equipment, aftermarket parts and service and rental operating segments. In our equipment operating segment, which generated approximately 65.2% of our Fiscal 2008 revenues, we design, manufacture and market equipment for oilfield service providers, drilling and workover contractors and major U.S. and international oil companies that require integrated and customized product solutions. Our aftermarket parts and service operating segment, which generated approximately 31.4% of our Fiscal 2008 revenues, provides aftermarket parts and service for products manufactured by us, our seven key original equipment manufacturers (“OEMs”) and other manufacturers.  Our rental operating segment, which generated approximately 3.4% of our Fiscal 2008 revenues, rents equipment consisting primarily of generators, material handling equipment and air compressors and serves a wide range of end markets, principally on a short-term basis, as a complementary solution to equipment sales.

 Crown Acquisition

On February 26, 2007, we acquired substantially all of the net operating assets of Crown Energy Technologies, Inc. (“Crown”) for total consideration of approximately $70.5 million (the “Crown Acquisition”). Information relating to our results of operations for Fiscal 2006 and prior periods does not include the impact of the Crown Acquisition. Information relating to our results of operations for Fiscal 2007 includes the impact of the Crown Acquisition from February 26, 2007 to January 31, 2008.   Crown, which was headquartered in Calgary, Alberta, Canada, with multiple U.S. operations, manufactured well stimulation, drilling, workover and well servicing rigs and provided related parts and service to the oil and gas industry. The Crown Acquisition enhanced our position as a leading supplier of well stimulation, coiled tubing, cementing and nitrogen pumping equipment and expanded our product offerings to include drilling rigs and a full range of workover and well servicing rigs. As a result of the Crown Acquisition, we increased our manufacturing capabilities and broadened the markets we serve with a manufacturing facility in Calgary, Alberta, Canada and five service facilities in strategic locations in the United States.

Products and Services

Through our three segments, we design, manufacture, and market a wide-range of equipment, provide aftermarket parts and service, and provide rental equipment to a broad range of customers.

  Equipment

We design, manufacture and market equipment for well stimulation, drilling and well servicing rigs, coiled tubing, cementing, nitrogen pumping, power generation and electrical systems. We also sell engines, transmissions, utility, and material handling equipment for well servicing, well workover, drilling rigs, pumping and other applications outside the oil and gas industry. A substantial portion of the products we sell includes components provided by our seven key OEMs. Our relationships with these OEMs generally enable us to sell their products globally as components of our engineered equipment and in specified territories as stand-alone products. We have been the only factory-authorized provider of a substantial portion of the stand-alone products of our seven key OEMs in these territories, which principally cover major oil and gas fields in the United States, for an average of approximately 40 years. For Fiscal 2008, approximately 81.6% and 18.4% of our equipment sales revenues were derived from sales of engineered products and stand-alone products, respectively.   We use equipment supplied to us by these OEMs in combination with our design, engineering, and manufacturing expertise to deliver a value-added, integrated solution to our customers.

The following table lists the equipment we provide:

Product line	Product description
Well Stimulation	Equipment that includes fracturing pumps, blenders, hydration, chemical additive systems and control systems and software used to enhance oil and gas production
Engines	Internal combustion diesel and natural gas engines
Power Generation	Standby, emergency backup, fire suppression and prime power in a variety of configurations and capacities using natural gas and diesel engines
Drilling, Workover and Well Servicing Rigs	Various equipment used in drilling, workover and well servicing to find and/or enhance oil and gas production
Transmissions	Automatic transmissions and related products
Prime Mover Packages	Engineered packages; mating internal combustion engines to a transmission or torque converter to power specific customer applications
Material Handling	Forklift trucks and ancillary equipment
Seismic	Contract manufacturing of seismic equipment
Rail Car Movers	Engine-driven equipment used in rail car switching operations
Coiled Tubing	Well workover, stimulation and drilling equipment used on land and offshore applications which include patented products such as injector heads
Other	Various equipment utilized in the oil and gas services industry, such as cementing, nitrogen pumping and fluid pumping

Aftermarket Parts and Service

We provide aftermarket parts and service to customers in the oil and gas industry, as well as customers in the power generation, marine, mining, construction, commercial vehicle and material handling industries. Our aftermarket parts and service business supports equipment manufactured by approximately 100 manufacturers and, in certain cases, including for a substantial portion of our product offerings from our seven key OEMs, we have been the only factory-authorized parts and service provider for specified territories, principally in major oil and gas fields in the United States. For Fiscal 2008, 51.3% of revenues derived from our aftermarket parts and service business were related to parts and 48.7% were related to service. For Fiscal 2008, approximately 63.9% of the aftermarket parts and service revenues pertained to products sourced from our seven key OEMs with whom we have had long-standing relationships.

We believe there are a number of factors which affect our customer’s decision when choosing their supplier of aftermarket parts and service, including the customer’s preference to use factory-authorized parts and service, price, parts availability, level and number of experienced technicians, proximity to the customer’s location, and flexibility to service products in the field. As of January 31, 2009, we employed approximately 873 highly skilled service technicians utilizing approximately 580 service bays in the United States, Canada and abroad. We also have significant capabilities to service the customer at its site due to our large number of technicians and our close proximity to the customer. Additionally, we maintain a substantial investment in parts inventory managed by our experienced parts personnel and provide aftermarket parts through our network of approximately 185 authorized dealers. We believe that the broad installed base of our equipment, our customers’ general preference to use factory-authorized parts and service, our proximity to the customer, and our service capabilities provide us with a strong foundation for a stable aftermarket parts and service revenue stream.

Rental

Our rental products primarily consist of generators, material handling equipment and air compressors that are offered to a wide range of end markets and are principally rented on a short-term basis as a complementary solution to equipment sales. As of January 31, 2009, our rental fleet consisted of over 1,400 units. We are able to complement our equipment offering by providing our customers the flexibility of renting certain equipment versus purchasing. Our rental products generate our highest margins and provide us with a strong return on our investment.

The following table lists our rental products:

Product line	Product description
Material Handling Equipment	Forklift trucks, railcar movers, and ancillary equipment
Generators	Engines/generators ranging from 25 to 2,000 kilowatts
Air Compressors	Air compressors ranging from 375 to 1,600 cubic feet per minute

Our utilization rate of our available rental fleet for Fiscal 2008 was approximately 58.3% and we generally recover our costs to acquire rental equipment over a three-year period. The average useful life of our rental equipment is approximately five years and our practice is to sell a unit out of the rental fleet upon reaching its useful life. We closely monitor our utilization rate before making capital investments used to replenish or grow the rental fleet.

Customers and Markets

We maintain a broad customer base of more than 2,000 customers including leading oil and gas service companies, drilling contractors, integrated oil companies, and national oil companies, as well as customers in the power generation, marine, mining, construction, commercial vehicles and material handling industries. We are not dependent on any single customer and in Fiscal 2008 no single customer accounted for more than 5.6% of our total revenues. Our top 10 customers, which include domestic and international businesses, generated approximately 33.1% of our total revenues during Fiscal 2008. The demand of our customers for the products we provide has not historically been characterized by seasonality. During Fiscal 2008, customers in the oil and gas services market accounted for approximately 78.7% of our total revenues, compared to 80.8% and 60.0% in Fiscal 2007 and 2006, respectively.

The following table lists the markets and types of customers we serve:

Market	Types of customers
Oil and gas services	Well stimulation providers, drilling contractors, well servicing companies, integrated oil companies and national oil companies
Commercial vehicles	Freight transportation companies, emergency services, transit authorities and recreational vehicle users. Primarily aftermarket parts and service
Material handling	Warehouse /distribution companies, manufacturing companies, chemical companies and various others utilizing forklifts and rail car spotters
Power generation	Providers of electricity for commercial and personal consumption
Marine	Offshore work boat providers, tug boat operators and recreational boat users
Construction	Commercial building and home construction companies and highway construction companies
Government	Federal agencies (such as the U.S. Department of Defense), state agencies (such as departments of transportation) and local agencies (such as departments of public works)
Mining	Companies involved in the extraction of raw materials through various mining methods
Other	Primarily authorized dealers and distributors of our products in various markets including the primary markets we serve and various other industries

We believe that our wide range of high-quality standard products, demonstrated by our ISO 9001:2000 certifications, and our partnership based approach generate high levels of customer satisfaction and result in repeat business.

Sales and Marketing

We primarily sell and market our products directly to our customers through our sales and service centers in the United States and abroad with a direct sales force of approximately 225 employees. We also utilize a network of approximately 185 authorized dealers and approximately 40 independent overseas sales representatives to market and distribute our products. Our equipment product lines are generally sold directly to the end users and in certain international markets, we may use authorized sales representatives to help facilitate the marketing of our products. Our aftermarket parts and service and rental product lines are provided to our customers on a direct basis. We also utilize a network of authorized dealers to market and distribute parts.

Backlog

As of January 31, 2009 and January 31, 2008, our unfilled equipment order backlog was $287.9 million and $498.9 million, respectively. We expect to recognize a significant portion of the January 31, 2009 equipment order backlog as revenue in Fiscal 2009. We have seen significant declines in demand for our well stimulation and drilling rig products as a result of lower oil and gas prices, the tightening of credit markets and the downturn of the global economy.  An area of growth in our backlog during Fiscal 2008 relates to our power generation product offerings for deep water drilling applications.

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

Major competitors for well stimulation equipment include Caterpillar, Inc. and National Oilwell Varco, Inc. For our well servicing, drilling and coiled tubing products, our major competitor is National Oilwell Varco, Inc. In our rail car mover product line, we compete against Trackmobile, Inc. and Central Manufacturing Inc. and we compete with Cummins Inc. and Caterpillar, Inc. and their distributors for generators and other types of engine-driven products. ZF Industries Inc. and Twin Disc Incorporated are our primary competitors for transmissions. We believe that our customers base their decision to purchase equipment based on price, lead time and delivery, quality and aftermarket parts and service capabilities.

For aftermarket parts sales, we compete with distributors of factory-authorized genuine parts, with providers of non-genuine parts and remanufactured parts and other distributors of genuine parts. For aftermarket service sales, the market is highly fragmented and characterized by numerous small, independent providers. We believe there are a number of factors that affect our customer’s decision when choosing their supplier of aftermarket parts and service, including their preference to use factory-authorized genuine parts and service. Customers also consider price, parts availability, level and number of experienced technicians, proximity to their location and flexibility to service products in the field.

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

Suppliers and Raw Materials

In Fiscal 2008, approximately 77.3% of our cost of goods sold consisted of raw materials and component parts, with the other 22.7% being labor and overhead. Approximately 40.8% of the raw materials and component parts in cost of goods sold were obtained from our seven key OEMs pursuant to long-standing relationships and 59.2% were obtained from a variety of other suppliers.

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

OEM	Supplier Since	Products	Designated Geographic Territories	Expiration Date
Detroit Diesel Corporation	1938	High-speed diesel engines	Texas, Colorado, New Mexico, Wyoming, Western Nebraska, South Louisiana, Coastal Mississippi, Coastal Alabama and Colombia	2010
MTU Friedrichshafen	1938	Heavy-duty high-speed diesel and natural gas engines	Texas, Colorado, New Mexico, Wyoming, Western Nebraska, South Louisiana, Coastal Mississippi, Coastal Alabama and Colombia	2010
Electro-Motive Diesel, Inc.	1956	Heavy-duty medium speed diesel engines	Texas, Colorado, New Mexico, Oklahoma, Arkansas, Louisiana, Tennessee, Mississippi, Alabama, Mexico, Central America and parts of South America	2010
Hyster Company	1959	Material handling equipment	Texas and New Mexico	No expiration date
Allison Transmission, Inc.	1973	Automatic transmissions, power shift transmissions and torque converters	Texas, Colorado, New Mexico, Wyoming, Western Nebraska, South Louisiana, Coastal Mississippi, Coastal Alabama, Venezuela and Colombia	2008*
Waukesha Engine, Dresser Inc.	1994	Natural gas industrial engines	Colorado, Wyoming, Western New Mexico, Utah, Kansas, Arizona, Idaho and Nevada	2009
Deutz Corporation	1996	Diesel and natural gas engines	Colorado, Eastern Wyoming, Arizona, New Mexico, Texas, Oklahoma, Kansas, Arkansas, Louisiana, Mississippi, Western Tennessee, Venezuela and Colombia	No expiration date
* We continue to operate under our prior agreement and are in the process of renewing this agreement.

Our seven key OEMs supply us with diesel engines, transmissions, material handling equipment and natural gas engines, as well as the aftermarket parts used to support those components. We also purchase large fluid pumps, generators, hydraulic and electrical components, among many other items, from an extensive supplier base.

Employees

As of January 31, 2009, we had approximately 2,852 employees of whom approximately 2,535 were employed in the United States and Canada and approximately 317 were employed abroad. We consider our current labor relations to be good and do not have any employees in the United States and Canada that are represented by labor unions. See “Item 1A. Risk Factors—Our success is dependent on our ability to attract and retain qualified employees.”

Manufacturing and Engineering Design

Our manufacturing processes generally consist of fabrication, machining, assembly and testing. Many of our products are designed, manufactured and produced to clients’ specifications, often for long-life and harsh environment applications. To facilitate quality and productivity, we are continuing to implement a variety of manufacturing strategies including inventory management, flow line manufacturing, and integrated supply chain management. As a result of these manufacturing strategies, we have increased our capacity throughput, reduced our production costs and lowered manufacturing cycle times for our products. In addition, we have been successful in outsourcing the fabrication of subassemblies and components of our products, such as trailers, whenever costs are significantly lower and quality is comparable to our own manufacturing. Our manufacturing operations are principally conducted in 10 locations around the United States and Canada.

We strive to manufacture the highest quality products and are committed to improving the quality and efficiency of our products and processes. We are certified in compliance with ISO 9001:2000.

Although we manufacture many of the components included in our products, the principal raw materials required for the manufacture of our products are purchased from our seven key OEMs, and we believe that available sources of supply will generally be sufficient for our needs for the foreseeable future.

Trademarks and Patents

We rely on a combination of patent, trademark, copyright, unfair competition and trade secret laws in the United States and other jurisdictions, as well as employee and third party non-disclosure agreements, license arrangements and domain name registrations, as well as unpatented proprietary know-how and other trade secrets, to protect our products, components, processes and applications. We acquired from SSSI an exclusive world-wide royalty-free irrevocable license to use the “Stewart & Stevenson” trademark and logo in perpetuity in our fields of use. In the Crown Acquisition, we purchased from Crown all rights to the use of the “Crown” trademark and logo. With the exception of the “Stewart & Stevenson” trademark and logo, we do not believe any single patent, copyright, trademark or trade name is material to our business as a whole. Any issued patents that cover our proprietary technology and any of our other intellectual property rights may not provide us with adequate protection or be commercially beneficial to us and, if applied for, may not be issued. The issuance of a patent is not conclusive as to its validity or its enforceability. Competitors may also be able to design around our patents. If we are unable to protect our patented technologies, our competitors could commercialize technologies or products which are substantially similar to ours.

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

Environmental and Health and Safety Matters

We are subject to a variety of federal, state, local, foreign and provincial environmental laws and regulations, including those governing the discharge of pollutants into the air or water, the management and disposal of hazardous substances and wastes and the responsibility to investigate and cleanup contaminated sites that are or were owned, leased, operated or used by us or our predecessors. Many of our operations require environmental permits and controls to prevent and limit air and water pollution. These permits contain terms and conditions that impose limitations on our manufacturing activities, production levels and associated activities and periodically may be subject to modification, renewal and revocation by issuing authorities. Fines and penalties may be imposed for non-compliance with applicable environmental laws and regulations and the failure to have or to comply with the terms and conditions of required permits. We believe that we are currently in compliance in all material respects with the terms and conditions of our permits. We are also subject to the federal Occupational Safety and Health Act and similar state and foreign laws which impose requirements and standards of conduct on our operations for the health and safety of our workers. We periodically review our procedures and policies for compliance with environmental and health and safety requirements. We believe that our operations are generally in compliance with applicable environmental regulatory requirements or that any non-compliance will not result in a material liability or cost to achieve compliance. Historically, the costs of achieving and maintaining compliance with environmental and health and safety requirements have not been material.

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

Regulatory Matters

Our operations and the operations of our customers are subject to federal, state, local and provincial as well as other foreign laws and regulations relating to the protection of the environment and of human health and safety, including laws and regulations governing the investigation and clean up of contaminated properties, as well as air emissions, water discharges, waste management and disposal. These laws and regulations affect the products and services we design, market and sell, the facilities where we manufacture and service our products and our customers’ exploration and production activities.

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

At January 31, 2009, we had approximately $285.4 million of indebtedness, consisting of $130.2 million outstanding under our asset-based revolving credit facility, $150.0 million of our senior notes and $5.2 million of other notes payable.  We may make additional borrowings under the revolving credit facility, which provides for maximum borrowings of $250.0 million (expandable, subject to certain conditions and commitments, to $325.0 million), at any time.  Borrowings under our revolving credit facility accrue interest at a floating rate and, accordingly, an increase in interest rates would result in a corresponding increase in our debt servicing requirements.  Subject to restrictions in the indenture governing our senior notes and our senior credit facility, we may also incur additional indebtedness.

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

Our revolving credit facility and the indenture governing our senior notes impose significant operating and financial restrictions on us which may prevent us from pursuing our business strategies or favorable business opportunities.

Our revolving credit facility and the indenture governing our senior notes impose significant operating and financial restrictions on us.  These restrictions limit or prohibit, among other things, our ability to:

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

The revolving credit facility and the senior notes contain financial and operating covenants with which we must comply during the terms of the agreements.  These covenants include the maintenance of certain financial ratios, restrictions related to the incurrence of certain indebtedness and investments, and prohibition of the creation of certain liens.  The financial covenant for the revolving credit facility requires a fixed charge coverage ratio, as defined in the underlying agreement, of at least 1.1 to 1.0: however, this covenant does not take effect until our available borrowing capacity is $30.0 million or less.  The financial covenant for the senior notes is applicable were we to incur additional indebtedness (subject to various exceptions set forth in the underlying indenture) and requires that, after giving effect to the incurrence of such additional indebtedness, we have a consolidated coverage ratio, as defined in the underlying indenture, of at least 2.5 to 1.0.

A breach of any of these covenants or the inability to comply with the required financial ratios could result in a default under our revolving credit facility or our senior notes.  If any such default occurs, the lenders under our revolving credit facility and the holders of our senior notes may elect to declare all outstanding borrowings, together with accrued interest and other amounts payable thereunder, to be immediately due and payable.  The lenders under our revolving credit facility also have the right in these circumstances to terminate any commitments they have to provide further financings.

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

Our customers in the oil and gas industry historically have tended to delay capital equipment projects, including maintenance and upgrades, during industry downturns.  Accordingly, the current significant slowdown in the U.S.
and worldwide economic activities which has followed the global financial crisis has resulted in delays in capital equipment projects, impacting the activities of the industries we serve.  Ongoing difficulty in accessing credit markets has diminished product demand, adversely affecting activities in manufacturing and putting downward pressure on selling prices.

In the United States, producers generally react to declining oil and gas prices by reducing expenditures. This has in the past and may in the future, adversely affect our business.

Oil and gas prices have declined significantly from previous levels.  We are unable to predict future oil and gas prices or the level of oil and gas industry activity. A prolonged low level of activity in the oil and gas industry now or in the future would adversely affect the demand for our products and services and our business, financial condition and results of operations.

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

We have significant sales to customers outside the United States and also maintain aftermarket parts and service operations outside the United States. In connection with the Crown Acquisition, we acquired significant manufacturing and service facilities in the U.S. and Calgary, Canada.  As a result, for Fiscal 2008, we derived approximately 35.4% of our revenues from sales of products and services to customers outside the United States.  Subject to normalization of the credit markets and the recovery of the global economic activity, we intend to continue to expand our international sales and operations.

Our international sales, manufacturing and aftermarket parts and service activities are subject to risks associated with the political, economic and other uncertainties inherent in foreign operations, which include, but are not limited to:

•	the effect of exchange rates on purchasing decisions and power of our foreign customers;

•	changes in exchange rates which could result in increases or decreases in our costs and earnings;

•	foreign exchange risks resulting from changes in foreign exchange rates which could increase or decrease our costs and earnings and the implementation of exchange controls;

•	limitations on our ability to reinvest earnings from operations in one country to fund the capital needs of our operations in another country; and

•
government regulation and the imposition of, or unexpected adverse changes in, foreign laws or regulatory requirements, including those pertaining to import duties and quotas, taxes, trade and employment restrictions.

If we successfully grow our international operations, our exposure to these and other risks will increase. For example, to the extent we make significant investments in foreign facilities or otherwise expand our overseas presence, the risk that our assets and our income could be adversely affected by fluctuations in the value of local currencies will increase.

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

In Fiscal 2008, approximately 40.8% of our cost of goods sold was attributable to products purchased from these OEMs. In addition, in Fiscal 2008, a material portion of our revenues was attributable to (i) sales of equipment that included components manufactured by these suppliers and (ii) servicing and supplying parts for certain products provided by these OEMs, including parts and products that are components of the equipment we manufacture.

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

The occurrence of any of these could have a material adverse effect on our business, financial condition and results of operations. See “Item 1. Business—Suppliers and Raw Materials.”

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

There is significant demand in our industry for skilled technicians and other experienced qualified employees, including specialty servicing and material handling technicians, direct manufacturing labor and engineers. This demand is more pronounced in certain locations in which we operate where the demand for skilled workers is high. The delivery of our products and services requires personnel with specialized skills. A significant increase in the wages paid by competing employers could result in a reduction of our skilled labor force, increases in the wage rates that we must pay or both. If either of these events were to occur, our capacity and profitability could be diminished and our growth potential could be impaired.

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

Due to the losses as a consequence of the hurricanes that affected the Gulf Coast in 2005 and 2008 and that may occur again in the future, we may not be able to obtain future insurance coverage comparable with that of prior years, thus putting us at a greater risk of loss due to severe weather conditions. Our premiums for hurricane insurance have increased and future hurricanes in the region, particularly those of comparable magnitude, may increase costs and deductibles further, or limit maximum aggregate recoveries under available policies. Any significant uninsured losses could have a material adverse effect on our business, financial condition and results of operations.

We may continue to expand through acquisitions of other companies, which may divert our management’s attention, may result in dilution to our stockholders and may consume resources that are necessary to sustain our business. We may not be able to successfully integrate acquired businesses with our business and we may not realize the anticipated benefits of such acquisitions.

Acquiring complementary businesses from third parties is an important part of our growth strategy. Our acquisition strategy depends on the availability of suitable acquisition candidates at reasonable prices. This strategy also depends on our ability to resolve challenges associated with integrating acquired businesses into our existing business. These challenges include:

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

To protect our intellectual property, including our know-how and other proprietary information, we rely on a combination of copyright, patent, trademark, domain name, trade secret and unfair competition laws, along with confidentiality procedures, contractual provisions and other similar measures. We obtained from SSSI an exclusive world-wide royalty-free irrevocable license to use, pursuant to the terms of the license, the “Stewart & Stevenson” trademark and logo, and we purchased from Crown all rights to the use of the “Crown” trademark and logo. We have registrations for some of our trademarks in certain countries, such as the United States. Nevertheless, protection for intellectual property rights is territorial and protection may not be available or enforceable in every country in which our intellectual property and technology is used. Accordingly, we cannot ensure our ability to use, on an exclusive basis or otherwise, without risk, our intellectual property, including the “Stewart & Stevenson” and “Crown” trademarks and logos, particularly in countries where we, or our licensors, do not have trademark registrations, patents for our technology or copyright protection. The risks include, among others, potentially being sued for infringement or other violations, paying related damage awards or other fees and costs or having to redesign or cease use of our intellectual property in a country where a third party has previously established rights in such intellectual property.

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

We are subject to reporting and other obligations under the Securities Exchange Act of 1934. These requirements include the preparation and filing of detailed annual, quarterly and current reports. In addition, we are required to keep abreast of and comply with material changes in the applicable rules and regulations promulgated by the SEC, including the changes and requirements mandated by the Sarbanes-Oxley Act of 2002. We expect these rules and regulations to result in significant initial costs, as we continue to implement internal controls and other procedures designed to comply with the requirements of the Sarbanes-Oxley Act, in an ongoing increase in our legal, audit and financial compliance costs, to divert management attention from operations and strategic opportunities and to make legal, accounting and administrative activities more time-consuming and costly. We may also incur higher costs to maintain insurance for directors and officers. As a result, our general and administrative expenses in these areas will likely increase in Fiscal 2009.

If we fail to maintain an effective system of internal controls, we may not be able to report our financial results accurately or prevent fraud.

We produce our financial statements in accordance with the requirements of U.S. generally accepted accounting principles (“GAAP”); however, while we have performed our own attestation as to the effectiveness of our internal controls over financial reporting, our independent registered public accounting firm has not yet attested to the effectiveness of our internal accounting controls over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act (“Section 404”). Effective internal controls are necessary for us to provide reliable financial reports and to prevent fraud. Our efforts to maintain an effective system of internal controls may not be successful, and we may be unable to maintain adequate controls over our financial processes and reporting in the future, including compliance with the obligations under Section 404. Any failure to maintain effective controls, difficulties encountered in their implementation or other effective improvement of our internal controls could impact our operating results or cause us to fail to meet our reporting obligations. Given the difficulties inherent in the design and operation of internal controls over financial reporting, in the future, we or our independent registered public accounting firm may not be able to conclude that our internal controls are effective. Ineffective internal controls subject us to regulatory scrutiny and a loss of confidence in our reported financial information, which could have an adverse effect on our business.

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

ITEM 1B. Unresolved Staff Comments

None.

ITEM 2. Properties

In addition to our leased headquarters in the central business district of Houston, Texas, we also maintain over 2.5 million square feet of manufacturing, service and sales facilities throughout the central U.S., Canada, Venezuela and Colombia, as well as sales offices in Beijing and Moscow. We have a total of 61 facilities, of which 51 are located in the United States and Canada, consisting of 17 owned and 34 leased properties.  The remaining 10, all of which are leased, are located abroad. Furthermore, the facilities contain over 294 acres of land to be used for future expansions.  We believe our properties are in good condition, well-maintained and sufficient for our current operations.

Our facilities are located close to major onshore and offshore petroleum fields in the United States and in a number of the world’s energy producing nations. A summary of our major locations is shown below:

Location	Leased /Owned	Type
Dallas, TX	Owned	Manufacturing /Service /Sales
Houston, TX (East)	Owned	Manufacturing /Service /Sales
Houston, TX (Northwest)	Owned	Manufacturing /Service /Sales
Odessa, TX	Owned	Manufacturing /Service /Sales
Denver, CO	Owned	Manufacturing /Service /Sales
San Antonio, TX	Owned	Service /Sales
New Orleans, LA	Owned/Leased	Manufacturing /Service /Sales
Farmington, NM	Owned	Service /Sales
Corpus Christi, TX	Owned	Service /Sales
Odessa, TX	Leased	Manufacturing /Service /Sales
Edmond, OK	Leased	Manufacturing /Service /Sales
Victoria, TX	Leased	Manufacturing /Service /Sales
Calgary, Canada	Leased	Manufacturing /Service /Sales

ITEM 3. Legal Proceedings

We are defending an arbitration action brought against one of our suppliers and us. The action against our supplier alleges basic defects in four gas compression engines and a defective supply of spare parts. The claim against us alleges defective installation of spare parts and related overhaul services. The claimant seeks approximately $18 million in damages from our supplier and us. We believe that the claimant’s allegations and its claim for damages against us are without merit and that there are valid defenses thereto, and intend to defend the action vigorously.

The State of Texas has notified us that it will be conducting a sales and use tax audit set to begin on or about the second quarter of Fiscal 2009.  We consider our practices in this area to have been appropriate and we currently do not believe the matter will have a material impact on our consolidated financial statements.  While the outcome of such an audit cannot be reasonably predicted at this time, there is the possibility of a material adverse outcome.

We are also a defendant in a number of lawsuits relating to matters normally incident to our business.  No individual case, or group of cases presenting substantially similar issues of law or fact, is expected to have a material effect on the manner in which we conduct our business or on our consolidated results of operations, financial position or liquidity.  We maintain certain insurance policies that provide coverage for product liability and personal injury cases.  We have established reserves that we believe to be adequate based on current evaluations and our experience in these types of claim situations.  Nevertheless, an unexpected outcome or adverse development in any such case could have a material adverse impact on our consolidated results of operations in the period in which it occurs.

ITEM 4. Submission of Matters to a Vote of Security Holders

None.

PART II

ITEM 5. Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

As of January 31, 2009, there were six record holders of our outstanding units.  There is no established public trading market for any class of our common equity.

Subsequent to the SSSI Acquisition, our income is reported for federal and certain states by our shareholders. We make quarterly distributions to them to fund these tax obligations. During Fiscal 2008, 2007 and 2006, $33.6 million, $20.3 million and $16.1 million, respectively was distributed to shareholders for their tax obligations.

ITEM 6.  Selected Financial Data

The following table sets forth our selected historical consolidated financial data as of and for the five years ended January 31, 2005, 2006, 2007, 2008 and 2009.  The selected historical consolidated financial data as of and for each of the years ended January 31, 2007, 2008 and 2009 were derived from our audited consolidated financial statements included elsewhere in this Annual Report or in our previous filings. The data for the year ended January 31, 2006 has been derived by combining the results of the business acquired in the SSSI Acquisition (the “SSSI Acquired Business”) for the period of February 1, 2005 to January 22, 2006 and our results for the period of January 23, 2006 to January 31, 2006, which are not included in this Form 10-K. The selected historical consolidated financial data as of and for the year ended January 31, 2005 was derived from audited financial statements not included in this Form 10-K. You should read this information in conjunction with the discussion under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes thereto included elsewhere in this Annual Report.

	Year ended January 31,
	Predecessor	Combined	Successor
	2005	2006(2)	2007	2008	2009
(In thousands, except per unit data)		(Non-GAAP)
Statement of operations data:
Sales	$548,476	$690,673	$942,148	$1,335,427	$1,217,142
Cost of sales	462,516	582,750	774,060	1,070,396	1,002,166
Gross profit	85,960	107,923	168,088	265,031	214,976
Selling and administrative expenses	81,691	84,500	108,005	139,947	138,141
Other income, net	(2,749)	(2,427)	(1,900)	(989)	(1,311)
Operating profit	7,018	25,850	61,983	126,073	78,146
Interest expense, net	155	439	19,756	29,058	24,931
Earnings from continuing
operations before income taxes	6,863	25,411	42,227	97,015	53,215
Income tax expense (1)	542	10,255	742	5,192	2,659
Net earnings from continuing
operations	6,321	15,156	41,485	91,823	50,556
Loss from discontinued operations
net of tax	(559)	(4,037)	—	—	—
Net earnings	5,762	11,119	41,485	91,823	50,556
Preferred dividends	—	(128)	(4,017)	—	—
Net earnings available for common
unit holders	$5,762	$10,991	$37,468	$91,823	$50,556

Net earnings from continuing operations per unit:
Basic	$0.08	$0.20	$0.51	$0.92	$0.51
Diluted	$0.06	$0.15	$0.41	$0.92	$0.51
Net earnings available for common unit holders per common unit:
Basic	$0.08	$0.15	$0.46	$0.92	$0.51
Diluted	$0.06	$0.11	$0.41	$0.92	$0.51
Weighted average units outstanding:
Basic	75,000	75,000	80,745	100,005	100,005
Diluted	100,005	100,005	100,005	100,005	100,005
Balance sheet data (end of period):
Working capital	$170,109	$190,130	$214,718	$318,072	$313,574
Cash and cash equivalents	1,838	1,093	5,852	12,382	2,006
Property, plant and equipment, net	61,907	45,858	61,303	82,606	93,170
Total assets	296,974	395,822	456,801	673,621	651,050
Total debt	1,671	194,525	204,474	294,592	285,370
Total shareholders’ equity	$237,274	$69,814	$94,872	$174,941	$179,944

(1)
We conduct our operations as Stewart & Stevenson LLC, a limited liability company, and, as a result, U.S. federal and certain state income taxes are paid by the holders of our equity interests. Therefore, no U.S. federal income tax expense was recorded in our statements of operations for the period from January 23, 2006 to January 31, 2006 and the years ended January 31, 2007, 2008 and 2009. The amounts shown reflect taxes paid to foreign jurisdictions and certain state taxes.

(2)
The statement of operations data for the year ended January 31, 2006 is a non-GAAP financial measurement. The data for the year ended January 31, 2006 has been derived by combining the SSSI Acquired Business’ results for the period of February 1, 2005 to January 22, 2006 and our results for the period of January 23, 2006 to January 31, 2006. We have included the combined financial data for Fiscal 2005 because we believe that a full year measurement for Fiscal 2005 is more useful to investors to analyze our operating results. See below for a reconciliation of the audited financial statements to the Combined Fiscal 2005 Non-GAAP financial data included above.

Our operating results for Fiscal 2004 and the period from February 1, 2005 to January 22, 2006 reflect carved-out presentations of the SSSI Acquired Business from the Predecessor’s financial statements presented on a stand-alone basis. For the purposes of presenting Fiscal 2005 data, we have combined the period of February 1, 2005 to January 22, 2006 from the carved-out Predecessor financial statements with our operating results for the period of January 23, 2006 to January 31, 2006. This combined presentation for the year ending January 31, 2006 reflects a non-GAAP financial measurement and the combined results are not intended to reflect pro forma results, as if the businesses were combined for the entire fiscal year. However, the combined Fiscal 2005 data is presented in order to provide a more meaningful measure of our financial performance in Fiscal 2005 as it reflects an entire year of operations. Although there were certain changes to the successor depreciation and amortization expense as a result of purchase accounting adjustments, these adjustments did not have a material impact in Fiscal 2005. The following table provides a reconciliation of the audited financial statements to the combined Fiscal 2005 results:

	Predecessor	Successor
	February 1, 2005 to January 22, 2006	January 23, 2006 to January 31, 2006	Combined Fiscal 2005
(In thousands)			(non-GAAP)
Statement of operations data:
Sales	$673,175	$17,498	$690,673
Cost of sales	567,432	15,318	582,750
Gross profit	105,743	2,180	107,923
Selling and administrative expenses	82,472	2,028	84,500
Other income, net	(2,411)	(16)	(2,427)
Operating profit	25,682	168	25,850
Interest expense, net	109	330	439
Earnings (loss) from continuing operations before income taxes	25,573	(162)	25,411
Income tax expense	10,255	—	10,255
Net earnings (loss) from continuing operations	15,318	(162)	15,156
Loss from discontinued operations, net of tax	(4,037)	—	(4,037)
Net earnings (loss)	11,281	(162)	11,119
Preferred dividends	—	(128)	(128)
Net earnings (loss) available for common unit holders	$11,281	$(290)	$10,991
Segment results data:
Sales
Equipment	$348,736	$10,822	$359,558
Aftermarket parts and service	298,086	5,999	304,085
Rental	26,353	677	27,030
Total sales	$673,175	$17,498	$690,673
Operating profit (loss)
Equipment	$10,117	$248	$10,365
After market parts and service	28,028	277	28,305
Rental	8,194	63	8,257
Corporate	(20,657)	(420)	(21,077)
Total operating profit	$25,682	$168	$25,850

The presentation of the carved-out Predecessor financial statements requires certain assumptions in order to reflect the business as a stand-alone entity. The Predecessor financial statements also include 19 operating business units which were exited by the Predecessor’s Power Products Segment prior to the SSSI Acquisition. The results of these exited businesses were reflected as discontinued operations in the Predecessor financial statements. The acquired businesses were reflected as continuing operations in the Predecessor financial statements.

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

Overview

We are a leading designer, manufacturer and marketer of specialized equipment and provide aftermarket parts and service to the oil and gas and other industries that we have served for over 100 years. Our diversified product lines include equipment for well stimulation, well servicing and workover rigs, drilling rigs, coiled tubing, cementing, nitrogen pumping, power generation and electrical systems as well as engines, transmissions and material handling equipment. We have a substantial installed base of equipment, which provides us with significant opportunities for recurring, higher-margin aftermarket parts and service revenues and also provide rental equipment to our customers.

Earnings before interest, taxes, depreciation and amortization (“EBITDA”) is a non-GAAP financial measurement.  We use EBITDA because we believe that such a measurement is a widely accepted financial indicator used by investors and analysts to analyze and compare companies on the basis of operating performance and to make informed investment decisions. You should not consider it in isolation from or as a substitute for net earnings or cash flow measures prepared in accordance with GAAP or as a measure of profitability or liquidity. EBITDA calculations made by one company may not be comparable to EBITDA calculations made by another company.

In Fiscal 2008, we generated revenues of $1,217.1 million, operating profit of $78.1 million and EBITDA of $97.0 million, compared with revenues of $1,335.4 million, operating profit of $126.1 million and EBITDA of $145.3 million in Fiscal 2007, representing decreases of 8.9%, 38.1% and 33.2%, respectively. Fiscal 2007 represented increases of 41.7%, 103.4% and 83.5%, respectively when compared to revenues of $942.1 million, operating profit of $62.0 million and EBITDA of $79.2 million in Fiscal 2006. The following table provides a reconciliation of net earnings from continuing operations (a GAAP financial measure) to EBITDA (a non-GAAP financial measure):

	Year Ended January 31,
(In thousands)	2009	2008	2007
Net earnings from continuing operations	$50,556	$91,823	$41,485
Interest expense, net	24,931	29,058	19,756
Income tax expense	2,659	5,192	742
Depreciation and amortization	18,869	19,237	17,256

EBITDA	$97,015	$145,310	$79,239

        Sales of our equipment are significantly driven by the capital spending programs of our customers. Due to the impacts of the downturn in the global economy, lower oil and gas prices and the tightening of the credit markets, many of our customers have curtailed their capital expenditures, resulting in decreased revenues.

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

Our Historical Financial Information

Our fiscal year begins on February 1 of the stated year and ends on January 31 of the following year. For example, Fiscal 2008 began on February 1, 2008 and ended on January 31, 2009. We report results on the fiscal quarter method with each quarter comprising approximately 13 weeks.

Stewart & Stevenson LLC was formed for the purpose of acquiring from SSSI and its affiliates substantially all of the equipment, aftermarket parts and service and rental businesses that primarily serve the oil and gas industry as well as the perpetual rights to the “Stewart & Stevenson” name and logo for use worldwide.  We began operations on January 23, 2006 upon consummation of the SSSI Acquisition pursuant to which we acquired substantially all of the assets and operations of SSSI’s Power Products and Engineered Products operating segments. Upon acquiring these businesses, these operations were combined and restructured into three reportable operating segments: Equipment, Aftermarket Parts and Service and Rental.

We conduct our operations as Stewart & Stevenson LLC, a limited liability company, and, as a result, U.S. federal and certain state income taxes are paid by the holders of our equity interests. Therefore, no U.S. federal income tax expense was recorded in our statement of operations for the years ended January 31, 2007, January 31, 2008 and January 31, 2009.

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

Revenue Recognition: Revenue from equipment and parts sales is recognized when the product is shipped, collection is reasonably assured, risks of ownership have been transferred to and accepted by the customer and contract terms are met.  Cash discounts or other incentives to customers are recorded as a reduction of revenue.  Revenue from service agreements is recognized as earned, when services have been rendered.  Revenue from rental agreements is recognized on a straight-line basis over the rental period. We report revenue net of any revenue-based taxes assessed by governmental authorities.

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

Recoverable costs and accrued profits not yet billed (“Unbilled Revenue”) represent the cumulative revenue recognized less the cumulative billings to the customer. Unbilled Revenue is reported as contracts in progress with costs and estimated earnings exceeding related progress billings on the consolidated balance sheets. Any billed revenue that has not been collected is reported as accounts receivable. The timing of when we bill our customers is generally based upon advance billing terms or contingent upon completion of certain phases of the work, as stipulated in the contract. Billings in excess of incurred costs represent progress billings in excess of Unbilled Revenue.

We frequently sell equipment together with “start-up” services, which typically involve adding fuel to the engine, starting the equipment for the first time, and observing it to ensure that it is operating properly.  In cases where start-up services are required on an equipment sale, the estimated start-up costs are accrued when revenue from the equipment sale is recognized.

Accounts Receivable: Accounts receivable are recorded when billed and represent claims against third parties that will be settled in cash.  The carrying value of our accounts receivable, net of the allowance for doubtful accounts, represents the estimated net realizable value.  We maintain an allowance for doubtful accounts for estimated losses related to credit extended to our customers. We base such estimates on our current accounts receivable aging and historical collections and settlements experience, existing economic conditions and any specific customer collection issues we have identified. Uncollectible accounts receivable are written off when we determine that the balance cannot be collected.

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

Buildings	10-25 years
Leasehold improvements	Lesser of lease term or asset life
Rental equipment	2-8 years
Machinery and equipment	4-7 years
Computer hardware and software	3-4 years
Intangible assets	4 months-27 years

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

Customer Deposits:  We sometimes collect advance customer deposits to secure customers’ obligations to pay the purchase price of ordered equipment.  For long-term construction contracts, these customer deposits are recorded as current liabilities until construction begins. During construction, the deposit liability is reclassified into recoverable costs and accrued profits not yet billed or billings in excess of incurred costs and, ultimately, recognized into revenue under the percentage-of-completion method.  For all other sales, these deposits are recorded as current liabilities until revenue is recognized on delivery.

Insurance: We maintain a variety of insurance for our operations that we believe to be customary and reasonable. We are self-insured up to certain levels in the form of deductibles and retentions for general liability, vehicle liability, group medical and workers’ compensation claims. Other than normal business and contractual risks that are not insurable, our risks are commonly insured against and the effect of a loss occurrence is not expected to be significant. We accrue for estimated self-insurance costs and uninsured exposures based on estimated development of claims filed and an estimate of claims incurred but not reported as of each balance sheet date. We regularly review estimates of reported and unreported claims and provide for losses accordingly. Substantially all obligations related to general liability, vehicle liability, group medical and workers’ compensation claims related to the SSSI Acquisition and the Crown Acquisition were retained by SSSI and Crown, respectively.

Comparison of the Results of Operations—Fiscal 2008 and Fiscal 2007

Sales—For Fiscal 2008, our sales were $1,217.1 million, a decrease of $118.3 million, or 8.9%, compared to Fiscal 2007 sales of $1,335.4 million. The decrease in equipment sales was partially offset by increases in aftermarket parts and service and rental sales. A breakdown of sales for these periods is as follows:

	Fiscal 2008	Fiscal 2007	Change
(In thousands)			$	%
Sales
Equipment	$792,919	$930,357	$(137,438)	(14.8)%
Aftermarket parts and service	382,787	376,327	6,460	1.7%
Rental	41,436	28,743	12,693	44.2%
Total sales	$1,217,142	$1,335,427	$(118,285)	(8.9)%

Sales of equipment fell by 14.8%, or $137.4 million, during Fiscal 2008 compared to Fiscal 2007. The decrease in sales was primarily attributable to lower sales volumes in well stimulation, seismic, engines, transmissions, and other equipment ($184.5 million) as a result of the weakening U.S. and global economy, the tightening of credit markets and lower gas and oil prices.  This was partially offset by increases in rigs, power generation and material handling equipment ($47.1 million). The increased rig sales were primarily attributable to the inclusion of an additional month of Crown sales in Fiscal 2008, which approximated $20.0 million, while the growth in power generation sales is largely due to the higher demand associated with deepwater drilling.

Aftermarket parts and service sales grew by 1.7%, or $6.5 million, to $382.8 million during Fiscal 2008 from $376.3 million in Fiscal 2007. The increase in aftermarket parts and service sales was primarily attributable to an increased volume of parts sales associated with our distributor agreements.

Rental sales grew by 44.2%, or $12.7 million, during Fiscal 2008 when compared to Fiscal 2007. The growth in rental sales was primarily attributable to compressor and generator rentals associated with the effects of Hurricanes Gustav and Ike.

Gross profit—Our gross profit was $215.0 million for Fiscal 2008, a decrease of $50.0 million, compared to $265.0 million in Fiscal 2007, reflecting a decline in gross profit margin from 19.8% to 17.7%, due to higher costs associated with product development, increased material costs and higher indirect costs, such as freight, fuel and utilities. The equipment segment gross profit margin declined from 19.3% to 16.9%, primarily driven by higher product development costs. The aftermarket parts and service segment gross profit margin decreased from 19.6% to 17.6%, as a result of increases in maintenance contract expense and indirect costs such as freight and fuel. The rental segment gross profit margin declined from 43.0% to 33.5%, primarily as the result of higher costs associated with units we rented from third parties and re-rented to our customers, fleet maintenance, depreciation and freight.

Selling and administrative expenses—Selling and administrative expenses decreased by $1.8 million to $138.1 million in Fiscal 2008 compared to $139.9 million in Fiscal 2007. Selling and administrative expenses as a percentage of sales increased to 11.3% from 10.5% for Fiscal 2008, primarily as a result of lower sales volumes. During Fiscal 2008, we incurred legal and professional expenses of approximately $2.6 million associated with the pursuit of strategic alternatives, $1.6 million related to SOX 404 implementation costs, and $3.2 million of non-cash amortization of other intangible assets. Fiscal 2007 included $6.3 million of non-cash amortization of expense pertaining to acquired backlog and other intangibles and $0.4 million of non-cash compensation charges associated with the sale of common equity from our principal shareholder to our former president and chief operating officer. There was no related amortization during Fiscal 2008 as the acquired backlog and non-cash compensation were fully amortized during Fiscal 2007.

Other income, net—Other income was $1.3 million in Fiscal 2008, an increase of $0.3 million compared to other income of $1.0 million in Fiscal 2007 mainly as the result of foreign currency translation gains associated with our Canadian subsidiary.

Operating profit—Our operating profit decreased to $78.1 million, or 6.4% of sales, in Fiscal 2008, from $126.1 million, or 9.4% of sales, in Fiscal 2007, primarily as the result of lower sales and gross profit margins.

Interest expense, net—Net interest expense was $24.9 million in Fiscal 2008, a decrease of $4.2 million compared to net interest expense of $29.1 million in Fiscal 2007. The decrease in interest expense is primarily a result of lower interest rates for our revolving credit facility and lower outstanding balances.

Comparison of the Results of Operations—Fiscal 2007 and Fiscal 2006

Sales—For Fiscal 2007, our sales were $1,335.4 million, an increase of $393.3 million, or 41.7%, over Fiscal 2006 sales of $942.1 million. This increase was primarily attributable to strong demand for equipment from our customers in the oil and gas industry and the impact of the inclusion of the Crown business from February 26, 2007 through January 31, 2008, which accounted for $205.5 million of the increase in sales. A breakdown of sales for these periods is as follows:

	Fiscal 2007	Fiscal 2006	Change
(In thousands)			$	%
Sales
Equipment	$930,357	$583,459	$346,898	59.5%
Aftermarket parts and service	376,327	332,434	43,893	13.2%
Rental	28,743	26,255	2,488	9.5%
Total sales	$1,335,427	$942,148	$393,279	41.7%

Sales of equipment grew by 59.5%, or $346.9 million, during Fiscal 2007 compared to Fiscal 2006. Organic growth in equipment sales accounted for $186.2 million as a result of strong customer demand, primarily for our well stimulation and power generation equipment, resulting in increased orders and higher sales prices, with $160.7 million of the increase in sales related to the Crown business.

Aftermarket parts and service sales grew by $43.9 million to $376.3 million during Fiscal 2007 from $332.4 million in Fiscal 2006. Sales related to the Crown business were $44.8 million during Fiscal 2007 with a decrease of $0.9 million in our organic aftermarket parts and service sales.

Rental sales grew by 9.5%, or $2.5 million, during Fiscal 2007 when compared to Fiscal 2006. The growth in rental sales was attributable to higher utilization and improved pricing.

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

Selling and administrative expenses—Selling and administrative expenses increased by $31.9 million to $139.9 million in Fiscal 2007 compared to $108.0 million in Fiscal 2006, primarily as a result of the Crown business expenses of $24.1 million. Excluding the Crown business expenses, selling and administrative expenses increased $7.8 million, primarily due to the higher sales expenses associated with the higher sales volume. Selling and administrative expenses as a percentage of sales decreased to 10.5% for Fiscal 2007 from 11.5% in Fiscal 2006, mainly as a result of some costs being of a fixed nature. Fiscal 2007 results included a $0.4 million non-cash compensation charge associated with the sale of common equity from our principal shareholder to our president and chief operating officer compared to Fiscal 2006 non-cash compensation charges of $3.7 million associated with the sale of common equity from our principal shareholder to our former president and chief operating officer and to our former vice chairman and chief executive officer. Additionally, Fiscal 2007 and 2006 results included $6.3 million and $7.0 million, respectively, of non-cash amortization expense pertaining to acquired backlog and other intangible assets. To determine the non-cash compensation charge relating to the sale of the equity interests described above, we relied on a valuation prepared by a third party valuation specialist that used a comprehensive valuation analysis for the purpose of determining the fair value of a minority, non-marketable interest in our company.

Other income, net—Other income was $1.0 million in Fiscal 2007, a decrease of $0.9 million from Fiscal 2006. Fiscal 2006 included a $1.0 million gain related to the sale of a marginal distribution territory. Other income in Fiscal 2007 consisted primarily of foreign currency translation gains.

Operating profit—Our operating profit improved to $126.1 million, or 9.4% of sales, in Fiscal 2007, from $62.0 million, or 6.6% of sales, in Fiscal 2006, primarily as the result of higher sales and gross profit margins. Organic growth generated $47.2 million of the $64.1 million increase in operating profit, or 73.6%, when compared to Fiscal 2006, with the Crown business accounting for the remaining $16.9 million increase, or 26.4%.

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

Our reportable segments include:

Equipment—This segment designs, manufactures and markets equipment for well stimulation, drilling and well servicing rigs, coiled tubing, cementing, nitrogen pumping, power generation and electrical systems, serving the oil and gas industry. This segment also sells engines, transmissions and material handling equipment for well servicing, workover, drilling, pumping and other applications for a wide range of other industries.

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

Certain general and administrative costs which are incurred to support all operating segments are allocated to the segment operating results presented. Operating results by segment are as follows:

	Fiscal Year Ended January 31,
	2009	2008	2007
(In thousands)
Sales
Equipment	$792,919	$930,357	$583,459
Aftermarket parts and service	382,787	376,327	332,434
Rental	41,436	28,743	26,255
Total sales	$1,217,142	$1,335,427	$942,148

Operating profit (loss)
Equipment	$65,049	$101,350	$38,622
Aftermarket parts and service	38,637	44,909	43,069
Rental	9,420	9,078	8,051
Corporate	(34,960)	(29,264)	(27,759)
Total operating profit	$78,146	$126,073	$61,983

Operating profit percentage
Equipment	8.2%	10.9%	6.6%
Aftermarket parts and service	10.1	11.9	13.0
Rental	22.7	31.6	30.7
Consolidated	6.4%	9.4%	6.6%

Segment Results Comparison —Fiscal 2008 and Fiscal 2007

Equipment—Operating profit generated by the equipment segment decreased to $65.1 million in Fiscal 2008 from $101.3 million in Fiscal 2007, a decrease in operating profit margin from 10.9% to 8.2%, primarily due to higher costs and lower sales volumes. The $36.3 million decrease in operating profit was attributable to $26.6 million in decreased sales volumes and $9.7 million relating to lower pricing and productivity.

Our equipment order backlog as of January 31, 2009 was $287.9 million compared to $498.9 million as of January 31, 2008, a decrease of 42.3%. We have seen significant declines in demand for our well stimulation and drilling rig products as a result of lower oil and gas prices, the tightening of the credit markets and the downturn of the global economy. An area of growth in our backlog during Fiscal 2008 relates to our power generation product offerings for deep water drilling applications. We expect to recognize a significant portion of this equipment order backlog as revenue during Fiscal 2009.

Aftermarket Parts and Service—Operating profit generated by the aftermarket parts and service segment decreased to $38.6 million in Fiscal 2008 from $44.9 million in Fiscal 2007, while operating profit margin decreased from 11.9% to 10.1%. Operating profit margin decreased $7.5 million due to lower pricing and productivity, which was partially offset by an increase of $1.2 million of incremental operating profit generated by increased sales.

Rental—Operating profit generated by the rental segment increased to $9.4 million in Fiscal 2008 from $9.1 million in Fiscal 2007. Operating profit margin decreased to 22.7% for Fiscal 2008 from 31.6% in Fiscal 2007, mainly as a result of higher costs associated with units we rented from third parties and re-rented to our customers and increased depreciation associated with purchases of new equipment. During Fiscal 2008, our rental fleet utilization was approximately 58.3%.

Corporate—Corporate and administrative expenses increased to $35.0 million in Fiscal 2008 compared to $29.3 million in Fiscal 2007 and increased as a percentage of sales from 2.2% to 2.9%. The $5.7 million increase in expenses is primarily due to legal and professional expenses, including $2.6 million associated with the pursuit of strategic alternatives, $1.6 million related to SOX 404 implementation costs, and $2.0 million in foreign currency differences associated with our foreign subsidiaries.

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

Our equipment order backlog as of January 31, 2008 was $498.9 million compared to $533.4 million as of January 31, 2007, a decrease of 6.5%. We recognized a significant portion of this equipment order backlog as revenue during Fiscal 2008.

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

During Fiscal 2007, we focused our efforts on implementing higher prices and increasing our overall rental fleet through selected expenditures. During Fiscal 2007, our rental fleet utilization was approximately 65.7%.

Corporate—Corporate and administrative expenses increased to $29.3 million in Fiscal 2007 compared to $27.8 million in Fiscal 2006 and decreased as a percentage of sales from 2.9% to 2.2%. The $1.5 million increase in expenses is primarily due to the ramp up of corporate and administrative operations following the SSSI Acquisition. The Fiscal 2006 results included a $3.7 million non-cash compensation charge associated with the sale of common equity by our principal shareholder to our former president and chief operating officer and our former vice chairman and chief executive officer.

Corporate and administrative expenses in the near-term are expected to increase compared to levels incurred during Fiscal 2007 due to increased compliance expenses associated with implementation of Sarbanes-Oxley requirements.

Liquidity and Capital Resources

Our principal source of liquidity is cash generated by operations. We also have a $250 million asset-based revolving credit facility which we draw upon when necessary to satisfy our working capital needs and generally pay down with available cash. Our liquidity needs are primarily driven by changes in working capital associated with execution of large manufacturing projects. While many of our contracts include advance customer deposits and progress billings, some international contracts provide for substantial portions of funding under confirmed letters of credit upon delivery of the products. In Fiscal 2009, our working capital may decrease as certain large contracts are completed.

During Fiscal 2008, we generated net cash from operating activities of $58.5 million compared to net cash generated from operating activities of $39.1 million during Fiscal 2007. The cash generated by operating activities during Fiscal 2008 consisted of $50.6 million of cash generated by net earnings and depreciation and amortization of $20.8 million, partially offset by changes in operating assets and liabilities of $12.9 million. Changes in operating assets and liabilities were the result of decreases in accounts receivable and recoverable costs not yet billed and increases in customer deposits, which in aggregate totaled $17.2 million and which were offset by increases in inventories and decreases in accounts payable, accrued payrolls, billings in excess of incurred costs and other which in aggregate totaled $30.1 million.

During Fiscal 2007, we generated net cash from operating activities of $39.1 million compared to net cash generated from operating activities of $58.2 million during Fiscal 2006. The cash provided by operating activities consisted of $74.2 million as a result of changes in operating assets and liabilities, primarily due to the increasing working capital needs driven by increasing sales volumes, offset by $113.3 million of cash generated by net earnings, adjusted for non-cash items. The change in operating assets and liabilities is the result of increases in recoverable costs and accrued profits not yet billed, accounts receivable, inventory,  and customer deposits, which in aggregate totaled $107.9 million and were partially offset by higher accounts payable,  billings in excess of incurred costs and other, which in aggregate totaled $33.7 million.

Net cash used in investing activities was $27.8 million during Fiscal 2008. This included $27.8 million of capital expenditures, of which $22.3 million related to additions to our rental fleet. Net cash used in investing activities was $96.8 million during Fiscal 2007. This included $70.5 million incurred in connection with the Crown Acquisition and $26.3 million of capital expenditures, of which $10.3 million related to additions to our rental fleet.

Net cash used in financing activities was $42.4 million during Fiscal 2008. This includes $8.4 million in net payments on our outstanding debt, tax distributions to holders of common units of $33.6 million and deferred financing costs of $0.4 million.  Net cash provided by financing activities was $64.1 million during Fiscal 2007. This includes $88.7 million in net borrowings from our revolving credit facility which was offset by tax distributions to holders of common units of $20.3 million and deferred financing and equity issuance costs of $4.3 million.

As of January 31, 2009, our cash and cash equivalent balance was $2.0 million, reflecting timing of cash receipts, disbursements and borrowings under our revolving credit facility.

Current Resources

In connection with the SSSI Acquisition, a $70.0 million capital contribution was made by the holders of our equity interests. The contribution included $5.0 million of common interests, along with $65.0 million of preferred interests. The preferred interests were converted into common interests during the fourth quarter of Fiscal 2006, constituting 25.0% of the total common equity interest, after giving effect to such conversion. A dividend payment with respect to the preferred units of $4.1 million was paid during the fourth quarter of Fiscal 2006, representing an 8.0% preferential profit distribution accrued by the preferred units prior to conversion.

We have an asset-based revolving credit facility in the amount of $250.0 million with a $25.0 million sub-facility to be used by our Canadian subsidiary. The $250.0 million revolving credit facility, which matures in February 2012, is secured by substantially all accounts receivable, inventory and property, plant and equipment and provides for borrowings at LIBOR, plus a margin ranging from 1.25% to 2.00% per annum, based on our leverage ratios, as specified in the credit agreement.

As of January 31, 2009, borrowings under the facility bear interest at LIBOR plus 1.5%, or 2.7%. A commitment fee of 0.3% to 0.375% per annum is payable on all unused portions of the revolving credit facility based on our leverage ratios. Interest payments are due monthly, or as LIBOR contracts expire. The revolving credit facility also has a $30.0 million sub-facility which may be used for letters of credit. As of January 31, 2009, there were $19.9 million of letters of credit outstanding. Based on the outstanding borrowings, letters of credit issued and the terms of the asset-based revolving credit facility, our available borrowing capacity was approximately $83.1 million at January 31, 2009.

As of January 31, 2009, borrowings under our senior credit facility and our senior notes were as follows:

(In thousands)	Amount
Revolving credit facility	$130,219
Senior notes	150,000
Total	$280,219

We incurred $3.3 million of capitalized legal and financing charges associated with establishing the original $250.0 million senior credit facility, which are being amortized over the five year term of the facility.  We also incurred $5.1 million of capitalized legal and financing charges associated with the issuance of our senior notes during the second quarter of Fiscal 2006.  These costs are being amortized over the eight year term of the notes.  During the years ended January 31, 2009 and January 31, 2008, we incurred an additional $0.4 million and $2.9 million, respectively, of capitalized legal and financing costs associated with the credit facility, which are being amortized over twelve months and its remaining term, respectively. As of January 31, 2009, $7.2 million of unamortized costs were included in the balance sheet.

In February 2007, we acquired substantially all of the operating assets and assumed certain liabilities of Crown Energy Technologies, Inc., for cash consideration of approximately $70.5 million. The Crown Acquisition was financed with borrowings under our revolving credit facility.

We currently believe that we will make approximately $15.0 million of capital expenditures during Fiscal 2009.

The revolving credit facility and the senior notes contain financial and operating covenants with which we must comply during the terms of the agreements.  These covenants include the maintenance of certain financial ratios, restrictions related to the incurrence of certain indebtedness and investments, and prohibition of the creation of certain liens.  The financial covenant for the revolving credit facility requires a fixed charge coverage ratio, as defined in the underlying agreement, of at least 1.1 to 1.0; however, this covenant does not take effect until our available borrowing capacity is $30.0 million or less.  The financial covenant for the senior notes is applicable were we to incur additional indebtedness (subject to various exceptions set forth in the underlying indenture) and requires that, after giving effect to the incurrence of such additional indebtedness, we have a consolidated coverage ratio, as defined in the underlying indenture, of at least 2.5 to 1.0. We were in compliance with all covenants as of January 31, 2009.

Scheduled maturities under the revolving credit facility, our senior notes and other operating lease commitments as of January 31, 2009, are as follows:

(In thousands)
Description	Fiscal 2009	Fiscal 2010	Fiscal 2011	Fiscal 2012	Fiscal 2013	Thereafter	Total

Senior notes	$—	$—	$—	$—	$—	$150,000	$150,000
Revolving credit facility	—	—	—	130,219	—	—	130,219
Notes payable (1)	5,151	—	—	—	—	—	5,151
Interest on senior notes (1)	23,262	23,262	23,262	15,345	15,000	7,500	107,631
Operating leases:
Property	3,758	3,004	1,738	1,163	663	612	10,938
Vehicles	3,482	2,708	1,955	766	111	—	9,022
	$7,240	$5,712	$3,693	$1,929	$774	$612	$19,960

Total	$35,653	$28,974	$26,955	$147,493	$15,774	$158,112	$412,961
(1)  Interest in respect of our revolving credit facility and notes payable is calculated assuming the outstanding balance and the current average borrowing rate at January 31, 2009 remain unchanged over the term of the agreements.

Recent Accounting Pronouncements

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (“SFAS 161”). This statement requires qualitative disclosures about a company’s objectives and strategies with respect to its use of derivative instruments, quantitative disclosures about the fair value, gains and losses of its derivative contracts and details of credit-risk-related contingent features in hedged positions. SFAS 161 also requires disclosure of how and why a company uses and accounts for derivative instruments and their related hedged items and their effects on its financial position, financial performance and cash flows. SFAS 161 is effective prospectively for fiscal years beginning on or after November 15, 2008. The adoption of SFAS 161 on February 1, 2009 is not expected to have a material impact on the notes and disclosures to our consolidated financial statements.

In April 2008, the FASB issued FASB Staff Position (“FSP”) SFAS 142-3, “Determination of the Useful Life of Intangible Assets” (“SFAS 142-3”). This statement revises the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets. The goal of SFAS 142-3 is to improve the consistency between the useful life of a recognized intangible asset under Statement 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141R, Business Combinations, and other U.S. GAAP. FSP SFAS 142-3 is effective for fiscal years beginning after December 15, 2008. The adoption of SFAS 142-3 on February 1, 2009 may impact certain aspects of our accounting for intangible assets and the determination of useful lives assigned to them in any future acquisitions or other business combinations.

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

ITEM 7A. Quantitive and Qualitative Disclosure about Market Risk

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

Foreign Exchange Risk

Our international subsidiaries in Colombia and Venezuela transact most of their business in their respective local currencies, while our Canadian subsidiary conducts its business in both Canadian and U.S. dollars. While local currency transactions arising from our Canadian operations represented approximately 6.6% of our revenue stream during Fiscal 2008, our results of operations were not significantly impacted by changes in currency exchange rates. A short-term foreign currency exchange rate derivative instrument was entered in January 2009 to manage our exposure to fluctuations in foreign currency exchange rates for certain contracts of our Canadian subsidiary that are not denominated in its functional currency.  The fair value of this derivative was a $0.1 million liability as of January 31, 2009. Transactions denominated in local currencies generated by our Colombian and Venezuelan subsidiaries comprised less than 3.7% of our revenue, resulting in insignificant impacts to our results of operations from fluctuation of these foreign currencies against the U.S. dollar.

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

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A. Controls and Procedures

Effectiveness of Disclosure Controls and Procedures

We maintain a set of disclosure controls and procedures designed to ensure that information we are required to disclose in reports that we file or submit with the SEC is recorded, processed, summarized and reported within the time periods specified by the SEC. An evaluation was carried out under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by us in reports we file with the SEC is recorded, processed, summarized and reported within the time periods required by the SEC, and is accumulated and communicated to management including our CEO and CFO, as appropriate, to allow timely decisions regarding disclosure.

Management’s Report on Internal Control Over Financial Reporting

Management of the Company, including the CEO and the CFO, is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934, as amended. Our internal controls were designed to provide reasonable assurance as to (i) the reliability of our financial reporting and (ii) the reliability of the preparation and presentation of the consolidated financial statements for external purposes in accordance with accounting principles generally accepted in the United States.

We conducted an evaluation of the effectiveness of our internal control over financial reporting as of January 31, 2009 based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. There are inherent limitations in the effectiveness of any system of internal control over financial reporting; however, based on our evaluation, we have concluded that our internal control over financial reporting was effective as of January 31, 2009.

Changes in Internal Control over Financial Reporting

Management, together with our CEO and CFO, evaluated the changes in our internal control over financial reporting during the quarter ended January 31, 2009. We determined that there were no changes in our internal control over financial reporting during the quarter ended January 31, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9A(T). Controls and Procedures

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in the Annual Report. See “Item 9A. Controls and Procedures” for a description of our controls and procedures and management’s report on internal control over financial reporting.

ITEM 9B.  Other Information

None.

PART III

ITEM 10. Directors and Executive Officers of the Registrant

Executive Officers and Directors

The following table sets forth information with respect to our directors and executive officers as of April 30, 2009.

Name	Age	Position(s)
Hushang Ansary	81	Chairman of the Board of Directors
Frank C. Carlucci	78	Director and Vice Chairman
Nina Ansary	42	Director
James W. Crystal	71	Director
Robert L. Hargrave	67	Director and Chief Executive Officer
Jack F. Kemp	73	Director
John D. Macomber	81	Director
Stephen Solarz	68	Director
Jeffery W. Merecka	42	Vice President, Chief Financial Officer and Secretary
Andrew M. Cannon	35	Chief Accounting Officer
Kenneth W. Simmons	53	Vice President—Domestic Sales and Aftermarket

Hushang Ansary (Chairman). Mr. Ansary is a Houston oil industry entrepreneur and philanthropist. He has been our Chairman of the Board since January 2006. He has served as Chairman of the Board of Parman Capital Group LLC since December 2005 and is our principal shareholder. From June 2000 to November 2005, Mr. Ansary was a private investor. From March 1995 to June 2000, Mr. Ansary was Chairman and Chief Executive Officer of IRI International Corporation (IRI), a New York Stock Exchange oilfield equipment company. From June 2000 to March 2005, after the merger of IRI with National Oilwell, Inc., Mr. Ansary served on the board of directors of National Oilwell, Inc. Mr. Ansary is a former Economic and Finance Minister of Iran, Iranian Ambassador to the United States and Chairman/CEO of National Iranian Oil Company.

Frank C. Carlucci (Director and Vice Chairman). Mr. Carlucci has been a member of our board of directors since January 2006 and our Vice Chairman of the board of directors since March 2006. From 1993 to January 2003, Mr. Carlucci was Chairman, and from 2003 to 2005, Chairman Emeritus, of The Carlyle Group, a private equity firm. From 2003 to 2006, Mr. Carlucci was a private investor. From June 2000 to November 2005, he was a member of the board of directors of IRI. Mr. Carlucci served as National Security Advisor to the President and Secretary of Defense. Mr. Carlucci currently serves on the board of directors of Collexis Holdings, Inc. and is a Trustee of the RAND Corporation.

Nina Ansary (Director). Ms. Ansary has been a member of our board of directors since January 2006. Since April 1997, she has served as President of The Ansary Foundation, an organization dedicated to philanthropic activities. She is also a member of the board of trustees of the Pacific Region of the Boys and Girls Clubs of America. Ms. Ansary is the daughter of Mr. Ansary, our Chairman of the Board of Directors.

James W. Crystal (Director). Mr. Crystal has been a member of our board of directors since March 2006. Since 1958, Mr. Crystal has been Chairman and Chief Executive Officer of Frank Crystal & Company, an insurance brokerage firm. He is Vice Chairman and Trustee of Mount Sinai Medical Center, Inc., a medical service provider. Mr. Crystal also serves on the board of directors of Blockbuster LLC, an in-home movie and game entertainment provider.

Robert L. Hargrave (Director and Chief Executive Officer). Mr. Hargrave has been our Chief Executive Officer since January 2007. From 1999 to 2007, he was a private entrepreneur. He served as President and Chief Executive Officer of Stewart & Stevenson Services, Inc. from 1997 to 1999 and the Chief Financial Officer from 1983 to 1997. Mr. Hargrave served as Vice Chairman and Chief Financial Officer at IRI from 1999 to 2000.

Jack F. Kemp (Director). Mr. Kemp has been a member of our board of directors since January 2006. He is Chairman of Kemp Partners, a strategic consulting firm. From July 2004 to February 2005, Mr. Kemp was Co-Chairman of FreedomWorks Empower America, a non-profit, grassroots advocacy organization. Mr. Kemp served as a member of Congress for 18 years and as Secretary of the Department of Housing and Urban Development from February 1989 to January 1993. Mr. Kemp serves on the boards of directors of Oracle Corporation, Sports Properties Acquisition Corp. and Six Flags, Inc.

John D. Macomber (Director). Mr. Macomber has been a member of our board of directors since January 2006. He has been a Principal of JDM Investment Group, a private investment firm, since 1992. From June 2000 to November 2005, he was a member of the board of directors of IRI. He was Chairman and Chief Executive Officer of Celanese Corporation from 1973 to 1986 and a Senior Partner at McKinsey & Company from 1954 to 1973. Mr. Macomber is Chairman of The Council for Excellence in Government and Vice Chairman of The Atlantic Council. He has been a Director of Lehman Brothers Holdings Inc. since 1994 and is a member of the board of directors of Collexis Holdings. He was Chairman and President of the Export-Import Bank of the U.S. from 1989 to 1992.

Stephen Solarz (Director). Mr. Solarz has been a member of our board of directors since January 2006. He has been the President of Solarz Associates, an international consulting firm, since January 1993 and since 1994, also serves as a Senior Counselor to APCO Associates, a public affairs firm. Mr. Solarz was elected to the U.S. Congress in 1974 and was re-elected eight times.

Jeffery W. Merecka (Vice President, Chief Financial Officer and Secretary). Mr. Merecka has been our Vice President and Chief Financial Officer since October 2006. Mr. Merecka was also Chief Accounting Officer from January 2008 to January 2009. Mr. Merecka has also been our Secretary since January 2007. From November 2001 to January 2006, Mr. Merecka was Vice President of Finance for the Engineered Products Division of Stewart & Stevenson Services, Inc. From April 2001 to October 2001 Mr. Merecka was General Manager of the Oiltool Products Division of Stewart & Stevenson Services, Inc. and from May 1993 to March 2001, Mr. Merecka was Controller of the Petroleum Equipment Division of Stewart & Stevenson Services, Inc.

Andrew M. Cannon (Chief Accounting Officer). Mr. Cannon has been our Chief Accounting Officer since January 2009. Mr. Cannon is a Certified Public Accountant with over 13 years of experience, most recently with Ernst & Young LLP from November 2002 through December 2008, and has worked primarily with the oilfield services, energy, and related supporting industries.

Kenneth W. Simmons, Jr. (Vice President, Domestic Sales and Aftermarket).  Mr. Simmons has been our Vice President of Domestic Sales and Aftermarket since November 2006.  From January 2006 to October 2006, he served as Vice President of North Region Distribution and Rental Operations.  From January 2005 to January 2006, Mr. Simmons was Vice President of North Region Distribution Rental Operations and from August 2003 to December 2004, Regional Operations Manager at Stewart & Stevenson & Stevenson Services, Inc.  Mr. Simmons was Chief Operating Officer of USA Compression from March 2001 to March 2003.

Director Independence

Our board of directors has determined that each of Messrs. Carlucci, Crystal, Kemp, Macomber and Solarz  is an “independent” director within the meaning of the applicable rules of the SEC.

Board Committees

Executive Committee

Our executive committee consists of Mr. Hushang Ansary, as Chairman, Ms. Nina Ansary, Mr. Frank C. Carlucci, and Mr. John D. Macomber. Except as limited by Delaware law, the executive committee will exercise the authority of our board of directors when the full board of directors is not in session.

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

Compensation Committee

Our compensation committee consists of Mr. John D. Macomber, as Chairman, Mr. Hushang Ansary and Mr. Jack F. Kemp. Our compensation committee reviews and recommends policy relating to compensation and benefits of our directors and executive officers, including evaluating executive officer performance, reviewing and approving executive officer compensation, reviewing director compensation, making recommendations to the board with respect to the approval, adoption and amendment of incentive compensation plans, administering equity-based incentive compensation and other plans and reviewing executive officer employment agreements and severance arrangements.

Compensation Committee Interlocks and Insider Participation

None of our executive officers has served as a member of a compensation committee (or if no committee performs that function, the board of directors) of any other entity that has an executive officer serving as a member of our compensation committee.

Director Compensation

Directors who are also full-time officers or employees of our company receive no additional compensation for serving as directors. All other directors receive an annual retainer of $60,000. Each non-employee director also receives an annual fee of $10,000 for serving as the chair of a standing committee, with the exception of the chair of the audit committee, who receives an annual fee of $15,000. In addition, each director who otherwise serves on a committee receives an annual fee of $5,000. For a discussion of equity awards made to our non-executive directors in anticipation of our initial public offering, see See “Item 11. Executive Compensation – Director Compensation.”

Code of Ethics

In Fiscal 2007, we adopted our corporate code of business conduct and ethics which describes the basic principles of conduct of our officers, directors and employees. We will provide to any person without charge, upon written request, a copy of our corporate code of business conduct and ethics.  In addition, copies of our Annual Report on Form 10-K may also be requested. Requests should be directed to Stewart & Stevenson LLC, 1000 Louisiana, Suite 5900, Houston, TX 77002, Attention Jeffery Merecka.

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

Our compensation committee is responsible for reviewing, and modifying when appropriate, the overall goals and objectives of our executive compensation programs, as well as our levels of compensation. In addition, our compensation committee is responsible for evaluating the performance and approving the compensation level of each of our executive officers.

Compensation Components

Executive compensation consists of the following:

Base Salary

The primary component of compensation of our executives is base salary.  We believe that the base salary element is required in order to provide our executive officers with a stable income stream that is commensurate with their responsibilities and the competitive market conditions.  The base salary levels of our executives with respect to Fiscal 2008 were established based upon: (i) the individual’s particular background and circumstances, including experience and skills, (ii) our knowledge of competitive factors within the industry in which we operate, (iii) the job responsibilities of the individual, (iv) our expectations as to the performance and contribution of the individual and our judgment as to the individual’s potential future value to us and (v) existing base salary levels.  In establishing the current base salary levels, we did not engage in any particular benchmarking activities or engage any outside compensation advisors.  Base salaries remained unchanged from the end of Fiscal 2007 through Fiscal 2008. We expect that in future years, base salary levels will be established based upon these factors as well as additional factors including prior year’s performance, the individual’s length of service to us and other elements.  For Fiscal 2008, as in Fiscal 2007, the base salary for Mr. Ansary, our chairman of the board of directors and of the executive committee and our founder, was significantly higher than that of our other executive officers.  Mr. Ansary determines our overall strategy and direction.  Mr. Ansary has a major role in the creation of our organic and acquisitive growth opportunities, expanding our international presence, enhancing our productivity and the overall achievement of our global strategic objectives.  Mr. Ansary’s base compensation for Fiscal 2008 of $2.5 million was established in light of his unique role in our company and that level of compensation was agreed to as part of the terms of our senior credit facility. Pursuant to the terms of our senior credit facility, Mr. Ansary’s total compensation for any fiscal year commencing in Fiscal 2007 may not exceed $5 million, provided that after consummation of an initial public equity offering, any change in Mr. Ansary’s total compensation will be subject only to the approval of our board of directors.  On November 6, 2007, we entered into an employment agreement with Mr. Ansary pursuant to which Mr. Ansary’s annual base salary will continue to be not less than $2.5 million.

Bonus

In the face of the global financial turmoil and economic downturn, the Company has discontinued its previously reported bonus practice of awarding our executives discretionary cash bonuses.  Accordingly, no cash bonuses were awarded to the named executives for Fiscal 2008.  Discretionary cash bonus awards for Fiscal 2007 were determined and paid on December 29, 2008.  Fiscal 2007 bonus amounts are set forth in the Summary Compensation Table.  No bonus provisions were made for Fiscal 2007 for Mr. Robert L. Hargrave or Mr. Gary W. Stratulate.

The Company has not made any determination of its practice with respect to executive bonuses for Fiscal 2009 and future years.

401(k) Plan

We maintain a retirement savings plan, or a 401(k) Plan, for the benefit of all eligible employees. Currently, employees may elect to defer their compensation up to the statutorily prescribed limit. During Fiscal 2008, we matched 50% of employee contributions to the 401(k) Plan, capped at 6% of the employee’s salary. During Fiscal 2009, we will match employee contributions at 35%, capped at 6% of salary. An employee’s interests in his or her deferrals are 100% vested when contributed. The 401(k) Plan is intended to qualify under Sections 401(a) and 501(a) of the Internal Revenue Code. As such, contributions to the 401(k) Plan and earnings on those contributions are not taxable to the employees until distributed from the 401(k) Plan, and all contributions are deductible by us when made. We provide this benefit to our executive officers because it is a benefit we provide to all of our eligible employees and it is provided to our executive officers on the same basis as all other eligible employees.

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

The performance goals applicable to any award under the incentive plan in respect of any participant who is or is likely to become a “covered employee” within the meaning of Section 162(m) of the Internal Revenue Code will be based on specified levels of, growth in, or performance relative to peer company or peer company group performance in one or more of the following categories (excluding extraordinary or non-recurring items unless otherwise specified): (a) profitability measures; (b) revenue, sales and same store sales measures; (c) business unit performance; (d) leverage measures; (e) stockholder return; (f) expense management; (g) asset and liability measures; (h) individual performance; (i) supply chain efficiency; (j) customer satisfaction; (k) productivity measures; (l) cash flow measures; (m) return measures; and (n) product development and/or performance.

Awards under the incentive plan are subject to the following limitations: (A) the maximum number of shares of common stock that (i) may be subject to stock options or appreciation rights granted to a participant during any calendar year is 400,000 shares plus an additional 100,000 shares in respect of a participant who has not previously been employed by us and (ii) may be subject to performance shares, restricted shares or restricted stock units granted to a participant during any calendar year is 200,000 shares plus an additional 50,000 shares in respect of a participant who has not previously been employed by us and (B) the maximum aggregate cash value of payments to any participant for any performance period pursuant to an award of performance units and the payment of a senior executive plan bonus to any participant in respect of any fiscal year may not in either case exceed 2% of EBITDA (excluding the effects of discontinued operations or extraordinary or non-recurring items).

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

Summary Compensation Table

The following table sets forth the compensation of our most highly compensated executive officers, which include our chief executive officer, for Fiscal 2008, 2007 and 2006. We refer to these individuals as our named executive officers.

					Equity	All Other
Name and Principal Position	Year	Salary		Bonus	Awards	Compensation (1)	Total
Hushang Ansary	2008	$2,500,000		$—	$—	$42,982	$2,542,982
Chairman of the Board of Directors	2007	2,500,000		—	—	19,372	2,519,372
and of the Executive Committee	2006	2,500,000		—	—	8,604	2,508,604
Robert L. Hargrave	2008	600,000		—	—	33,976	633,976
Chief Executive Officer	2007	600,000		—	—	18,679	618,679
and Director	2006	43,846	(2)	—	—	913	44,759
Jeffery W. Merecka	2008	225,000		—	—	28,835	253,835
Vice President, Chief Financial	2007	225,000		175,000	—	19,217	419,217
Officer and Secretary	2006	188,462		300,000	—	10,934	499,396
Kenneth W. Simmons	2008	200,000		—	—	18,526	218,526
Vice President - Domestic Sales	2007	200,000		120,000	—	12,882	332,882
& Aftermarket	2006	164,885		168,852	—	20,305	354,042
Gary W. Stratulate (3)	2008	500,000		—	—	30,922	530,922
President, Chief Operating	2007	500,000		—	1,122,000	25,482	1,647,482
Officer and Director	2006	461,538		500,000	2,224,000	20,009	3,205,547

(1)	Consists of executive officer benefits listed above and 401(k) matching contributions.

(2)	Mr. Hargrave became our chief executive officer on January 21, 2007 and, prior to such time, was not employed by us.

(3)	Mr. Stratulate was terminated as President, Chief Operating Officer and Director effective January 23, 2009.

Equity Awards

On September 5, 2007, as described above, our board of directors adopted the incentive plan. The incentive plan received the required approval of a majority of our unit holders and became effective on September 27, 2007.  In connection with the adoption and approval of the incentive plan, the compensation committee of the board, which has the responsibility to administer the incentive plan, made certain grants of restricted shares to our non-executive directors and certain members of our senior executive management. The grants to our six non-executive directors totaled 360,000 restricted shares vesting in five (5) 72,000 share tranches, with each such tranche vesting upon board service for a complete fiscal year. In addition, approximately 15,000 of the restricted shares granted to Mr. Zarb were earned prior to the date of his resignation as a director with the balance of his grant being forfeited. The grants to senior executive management totaled 110,000 restricted shares vesting in five (5) 22,000 share tranches, with each tranche vesting upon employment for a complete fiscal year.  The executive grants are subject to the achievement of net pre-tax income growth in the relevant fiscal year that exceeds the median net pre-tax income growth of a peer group of companies consisting of Schlumberger, Ltd., National Oilwell Varco, Inc., Weatherford International Ltd., Cameron International Corp. and BJ Services Company and are subject to acceleration in the case of an executive’s death or disability. For the year ended January 31, 2009, our net pre-tax income growth did not exceed the median net pre-tax income of the peer group of companies.  All grants are subject to (i) the completion of an initial public equity offering, and (ii) accelerated vesting upon a change-in-control of the Company. No expense has been recognized for these grants because the contingent condition has not occurred and as of January 31, 2009, diluted earnings per share excludes the approximately 485,000 contingent unvested restricted shares.

Units Vested During Fiscal 2008

None.

 Director Compensation

Directors who are also full-time officers or employees of our company receive no additional compensation for serving as directors. All other directors receive an annual retainer of $60,000. For a discussion of equity awards made to our non-executive directors in anticipation of our initial public offering, see Equity Awards above. Each non-employee director also receives an annual fee of $10,000 for serving as the chair of a standing committee, with the exception of the chair of the audit committee, who receives an annual fee of $15,000. In addition, each director who otherwise serves on a committee receives an annual fee of $5,000. The following table sets forth compensation earned by our non-employee directors in Fiscal 2008, 2007 and 2006.

		Fees Earned or
Name of Director	Year	Paid in Cash	Total
Nina Ansary	2008	$65,000	$65,000
	2007	65,000	65,000
	2006	61,250	61,250
Frank C. Carlucci	2008	70,000	70,000
	2007	70,000	70,000
	2006	62,500	62,500
James W. Crystal	2008	75,000	75,000
	2007	75,000	75,000
	2006	63,750	63,750
Jack F. Kemp	2008	65,000	65,000
	2007	65,000	65,000
	2006	61,250	61,250
John Macomber	2008	65,000	65,000
	2007	65,000	65,000
	2006	61,250	61,250
Stephen Solarz	2008	65,000	65,000
	2007	65,000	65,000
	2006	61,250	61,250
Frank G. Zarb (1)	2008	17,500	17,500
	2007	70,000	70,000
	2006	17,500	17,500

(1)	Mr. Zarb joined our board of directors in October 2006 and resigned effective April 25, 2008.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information as of April 30, 2009 regarding the beneficial ownership of our outstanding common equity, by:

•	each person or entity known by us to beneficially own more than 5% of our outstanding common stock;

•	each of our directors and named executive officers; and

•	all of our directors and executive officers as a group.

Beneficial ownership of shares is determined under rules of the SEC and generally includes any shares over which a person exercises sole or shared voting or investment power. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options held by that person that are currently exercisable or exercisable within 60 days of April 30, 2009 are deemed outstanding. These shares, however, are not deemed outstanding for the purposes of computing the percentage ownership of any other person. Except as indicated in the footnotes to this table and as provided pursuant to applicable community property laws, the stockholders named in the table have sole voting and investment power with respect to the shares set forth opposite each stockholder’s name. Unless otherwise indicated, the address for each of the individuals listed below is: c/o Stewart & Stevenson LLC, 1000 Louisiana St., Suite 5900, Houston, Texas 77002.

	Number of units beneficially owned
Name and address of beneficial owner	Number of units	Percentage
Parman Capital Group LLC(1)(2)	51,750,000	51.75%
EC Investments B.V.(3)	40,005,000	40.00%
Ennia Caribe Holding N.V.(4)	40,005,000	40.00%
Hushang Ansary(2)(4)(5)	51,750,000	51.75%
Robert L. Hargrave	—	—
Gary W. Stratulate (8)	—	—
Jeffery W. Merecka	—	—
Nina Ansary(6)	4,300,000	4.30%
Frank C. Carlucci(4)(7)	3,950,000	3.95%
James W. Crystal(4)	—	—
Jack F. Kemp(4)	—	—
John D. Macomber(4)	—	—
Stephen Solarz	—	—
All directors and executive officers as a group (11 persons)	60,000,000	60.00%

(1)	Mr. Hushang Ansary is the sole member of Parman Capital Group LLC and has sole voting and dispositive power with respect to the units held by Parman Capital Group LLC.

(2)
Excludes 12,000,000 units which Parman Capital Group LLC has the right to reacquire from EC Investments B.V. until April 2011. Includes 1,000,050 units which Parman Capital Group LLC has agreed to sell to Mr.Gary Stratulate and for which payment has not been received.

(3)
EC Investments B.V. is a wholly owned subsidiary of Ennia Caribe Holding N.V. Mr. Steven C. Graybill, the Managing Director of EC Investments B.V., has sole voting and dispositive power with respect to the units held by EC Investments B.V.

(4)
Units beneficially owned by Ennia Caribe Holding N.V. reflect beneficial ownership of units held by EC Investments B.V. Mr. Hushang Ansary is Chairman of the Supervisory Board of Ennia Caribe Holding N.V. and is Chairman of the Supervisory Board of, and owns a majority equity interest in a private investment company that holds a majority equity interest in, Ennia Caribe Holding N.V. Messrs. Carlucci, Crystal, Kemp and Macomber are also members of the Supervisory Board of Ennia Caribe Holding N.V. Each of Messrs. Ansary, Carlucci, Crystal, Kemp and Macomber disclaim beneficial ownership of such units.

(5)	Reflects beneficial ownership of units held by Parman Capital Group LLC.

(6)	Excludes 1,700,000 units which Ms. Ansary has the right to reacquire from EC Investments B.V. until April 2011.

(7)
Reflects units held by Frank C. Carlucci III Revocable Trust. Excludes 1,300,000 units which the Frank C. Carlucci III Revocable Trust has the right to reacquire from EC Investments B.V. until April 2011.

(8)
Mr. Stratulate was terminated as President, Chief Operating Officer and Director effective January 23, 2009. Excludes 1,000,050 units which Parman Capital Group LLC has agreed to sell to Mr. Gary Stratulate and for which payment has not been made.

ITEM 13.	Certain Relationships and Related Transactions

James W. Crystal, a member of our board of directors, is also the Chairman and Chief Executive Officer of Frank Crystal & Company, Inc., an insurance brokerage firm. In Fiscal 2008, 2007 and 2006, we purchased insurance coverage through Frank Crystal & Company, Inc., generating commissions to Frank Crystal and Company, Inc. of $360,662, $535,568 and $491,507, respectively. The purchase of this coverage was negotiated on an arm’s length basis and we believe that the premium was within the range of market prices for similar types of insurance coverage. We currently anticipate that we will continue to procure insurance from Frank Crystal & Company, Inc.

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

ITEM 14.	Principal Accountant Fees and Services

Ernst and Young LLP, an independent registered public accounting firm, served as our auditors for Fiscal 2008 and 2007.

	Year Ended January 31, 2009	Year Ended January 31, 2008
Audit fees	$2,240,677	$2,508,503
Audit-related fees	640,184	110,000
Tax fees	12,810	11,110
All other fees	43,579	—
Total	$2,937,250	$2,629,613

The nature of each category of fees is described below:

Audit Fees

Audit fees relate to the audit of our consolidated financial statements, the reviews of quarterly reports on Form 10-Q, the review of the annual report on Form 10-K and assistance with SEC filings including consent and comfort letters.

Audit-Related Fees

Audit-related fees include fees for due diligence related to acquisition transactions and accounting consultations.

Tax Fees

 Tax fees relate to tax compliance, tax advice and tax planning services.

All Other Fees

All other fees principally include risk management advisory services.

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

10.7
Employment Agreement, dated as of November 6, 2007, between Stewart & Stevenson LLC and Hushang Ansary. (Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on November 13, 2007 and incorporated herein by reference.)

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

Date: May 1, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ HUSHANG ANSARY	Chairman of the Board of Directors	May 1, 2009
Hushang Ansary

/s/ ROBERT L. HARGRAVE	Chief Executive Officer and Director	May 1, 2009
Robert L. Hargrave

/s/ JEFFERY W. MERECKA	Vice President, Chief Financial Officer and Secretary	May 1, 2009
Jeffery W. Merecka

/s/ ANDREW M. CANNON	Chief Accounting Officer	May 1, 2009
Andrew M. Cannon

/s/ NINA ANSARY	Director	May 1, 2009
Nina Ansary

/s/ FRANK C. CARLUCCI	Director	May 1, 2009
Frank C. Carlucci

/s/ JAMES W. CRYSTAL	Director	May 1, 2009
James W. Crystal

/s/ JACK F. KEMP___________________	Director	May 1, 2009
Jack F. Kemp

/s/ JOHN D. MACOMBER	Director	May 1, 2009
John D. Macomber

/s/ STEPHEN SOLARZ____________________	Director	May 1, 2009
Stephen Solarz

 Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Stewart & Stevenson LLC

We have audited the accompanying consolidated balance sheets of Stewart & Stevenson LLC and subsidiaries as of January 31, 2009 and 2008, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended January 31, 2009.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Stewart & Stevenson LLC and subsidiaries at January 31, 2009 and 2008, and the consolidated results of their operations and their cash flows for each of the three years in the period ended January 31, 2009, in conformity with U.S. generally accepted accounting principles.

                          /s/ ERNST & YOUNG LLP
Houston, Texas
May 1, 2009

Stewart & Stevenson LLC and Subsidiaries
Consolidated Balance Sheets

(In thousands, except units)	January 31, 2009	January 31, 2008
Assets
Current assets:
Cash and cash equivalents	$2,006	$12,382
Restricted cash	3,000	3,000
Accounts receivable, net	148,330	158,338
Recoverable costs and accrued profits not yet billed	54,975	59,360
Inventories, net	290,294	289,444
Other current assets	5,651	3,390
Total current assets	504,256	525,914

Property, plant and equipment, net	93,170	82,606
Goodwill and intangibles, net	44,622	54,659
Deferred financing costs and other assets	9,002	10,442
Total assets	$651,050	$673,621

Liabilities and shareholders' equity
Current liabilities:
Bank notes payable	$4,921	$3,812
Current portion of long-term debt	212	259
Accounts payable	103,602	119,103
Accrued payrolls and incentives	10,854	12,835
Billings in excess of incurred costs	27,960	31,958
Customer deposits	20,547	15,916
Other current liabilities	22,586	23,959
Total current liabilities	190,682	207,842

Long-term debt, net of current portion	280,237	290,521
Other long-term liabilities	187	317
Total liabilities	471,106	498,680
Commitments and contingencies
Shareholders' equity:
Common units, 100,005,000 units issued and outstanding	74,113	74,113
Accumulated other comprehensive income (loss)	(3,762)	8,233
Retained earnings	109,593	92,595
Total shareholders' equity	179,944	174,941
Total liabilities and shareholders' equity	$651,050	$673,621

See accompanying Notes to Consolidated Financial Statements

Stewart & Stevenson LLC and Subsidiaries
Consolidated Statements of Operations

	Fiscal Year Ended	Fiscal Year Ended	Fiscal Year Ended
(In thousands, except per unit data)	January 31, 2009	January 31, 2008	January 31, 2007

Sales	$1,217,142	$1,335,427	$942,148
Cost of sales	1,002,166	1,070,396	774,060

Gross profit	214,976	265,031	168,088

Selling and administrative expenses	138,141	139,947	108,005
Other income, net	(1,311)	(989)	(1,900)
Operating profit	78,146	126,073	61,983

Interest expense, net	24,931	29,058	19,756

Earnings from continuing operations
before income taxes	53,215	97,015	42,227
Income tax expense	2,659	5,192	742
Net earnings from continuing operations	50,556	91,823	41,485

Preferred units dividend	—	—	(4,017)
Net earnings available for common unit holders	$50,556	$91,823	$37,468

Weighted average units outstanding:
Basic	100,005	100,005	80,745
Diluted	100,005	100,005	100,005

Net earnings available for common unit
per common unit
Basic	$0.51	$0.92	$0.46
Diluted	$0.51	$0.92	$0.41

See accompanying Notes to Consolidated Financial Statements

Stewart & Stevenson LLC and Subsidiaries
Consolidated Statements of Shareholders' Equity
(In thousands)
	Preferred Units	Common Units	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
Balance, January 31, 2006	$65,128	$5,000	$(24)	$(290)	$69,814
Net earnings	—	—	—	41,485	41,485
Conversion of preferred units to common units	(65,000)	65,000	—	—	—
Other comprehensive income	—	—	149	—	149
Share-based compensation	—	3,669	—	—	3,669
Distribution to unit holders for tax obligations	—	—	—	(16,100)	(16,100)
Preferred dividend distributions	(128)	—	—	(4,017)	(4,145)
Balance, January 31, 2007	$—	$73,669	$125	$21,078	$94,872
Net earnings	—	—	—	91,823	91,823
Other comprehensive income	—	—	8,108	—	8,108
Share-based compensation	—	444	—	—	444
Distributions to unit holders for tax obligations	—	—	—	(20,306)	(20,306)
Balance, January 31, 2008	$—	$74,113	$8,233	$92,595	$174,941
Net earnings	—	—	—	50,556	50,556
Other comprehensive loss	—	—	(11,995)	—	(11,995)
Distributions to unit holders for tax obligations	—	—	—	(33,558)	(33,558)
Balance, January 31, 2009	$—	$74,113	$(3,762)	$109,593	$179,944

See accompanying Notes to Consolidated Financial Statements

Stewart & Stevenson LLC and Subsidiaries
Consolidated Statements of Cash Flows

	Fiscal Year Ended	Fiscal Year Ended	Fiscal Year Ended
(In thousands)	January 31, 2009	January 31, 2008	January 31, 2007
Operating activities
Net earnings	$50,556	$91,823	$41,485
Adjustments to reconcile net earnings to net cash
provided by operating activities:
Amortization of deferred financing costs	1,980	1,807	2,347
Share-based compensation expense	—	444	3,669
Depreciation and amortization	18,869	19,237	17,256
Non-cash foreign exchange gains, net	(3,017)	—	—
Change in operating assets and liabilities net of the effect of acquisitions:
Accounts receivable, net	7,879	(20,176)	(23,378)
Recoverable costs and accrued profits not yet billed	4,182	(28,040)	33,314
Inventories, net	(4,387)	(18,142)	(48,424)
Accounts payable	(12,826)	6,767	13,921
Accrued payrolls and incentives	(1,755)	(4,941)	8,484
Billings in excess of incurred costs	(3,370)	22,765	(2,651)
Customer deposits	5,143	(41,499)	9,238
Other current assets and liabilities	(1,906)	9,417	(1,553)
Other, net	(2,878)	(324)	4,469
Net cash provided by operating activities	58,470	39,138	58,177

Investing activities
Capital expenditures	(5,469)	(15,967)	(9,469)
Additions to rental equipment	(22,333)	(10,294)	(17,321)
Increase in restricted cash	—	—	(3,000)
Acquisition of businesses	—	(70,507)	(8,622)
Disposal of property, plant and equipment, net	26	1	2,045
Net cash used in investing activities	(27,776)	(96,767)	(36,367)

Financing activities
Change in short-term notes payable	1,836	377	(560)
Deferred financing costs	(375)	(2,926)	(5,245)
Issuance of senior notes	—	—	150,000
Payments on long-term loans	(180)	(212)	(56,000)
Changes in long-term revolving loans	(10,087)	88,520	(83,491)
Distributions to shareholders for tax obligations	(33,558)	(20,306)	(16,100)
Preferred units dividend	—	—	(4,145)
Deferred equity issuance costs	—	(1,378)	(1,510)
Net cash provided by (used in) financing activities	(42,364)	64,075	(17,051)

Effect of exchange rate on cash	1,294	84	—

Increase (decrease) in cash and cash equivalents	(10,376)	6,530	4,759
Cash and cash equivalents, beginning of fiscal period	12,382	5,852	1,093
Cash and cash equivalents, end of fiscal period	$2,006	$12,382	$5,852
Cash paid for:
Interest	$22,883	$27,269	$16,775
Income taxes	$4,346	$1,991	$700

See accompanying Notes to Consolidated Financial Statements

STEWART & STEVENSON LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Company Overview

Stewart & Stevenson LLC, headquartered in Houston, Texas, was formed in November 2005 for the purpose of acquiring from Stewart & Stevenson Services, Inc. (“SSSI”) and its affiliates on January 23, 2006 substantially all of their equipment, aftermarket parts and service and rental businesses that primarily served the oil and gas industry as well as the perpetual rights to the Stewart & Stevenson name and logo for use worldwide (the “SSSI Acquisition”). Unless otherwise indicated or the context otherwise requires, the terms “Stewart & Stevenson,” the “Company,” “we,” “our” and “us” refer to Stewart & Stevenson LLC and its subsidiaries.

We are a leading designer, manufacturer and marketer of specialized equipment and provide aftermarket parts and service to the oil and gas and other industries. Our diversified product lines include equipment for well stimulation, well servicing and workover rigs, drilling rigs, coiled tubing, cementing, nitrogen pumping, power generation and electrical systems as well as engines, transmissions and material handling equipment. We have a substantial installed base of equipment, which provides us with significant opportunities for recurring, higher-margin aftermarket parts and service revenues and also provide rental equipment to our customers.

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

Fiscal Year: Our fiscal year begins on February 1 of the year stated and ends on January 31 of the following year.  For example, our “Fiscal 2008” commenced on February 1, 2008 and ended on January 31, 2009.  We report results on the fiscal quarter method with each quarter comprising approximately 13 weeks.

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

Accounts Receivable: Accounts receivable are recorded when billed and represent claims against third parties that will be settled in cash.  The carrying value of our accounts receivable, net of the allowance for doubtful accounts, represents the estimated net realizable value.  We maintain an allowance for doubtful accounts for estimated losses related to credit extended to our customers. We base such estimates on our current accounts receivable aging and historical collections and settlements experience, existing economic conditions and any specific customer collection issues we have identified. Uncollectible accounts receivable are written off when we determine that the balance cannot be collected.

Derivative financial instruments A short-term foreign currency exchange rate derivative instrument was entered in January 2009 to manage our exposure to fluctuations in foreign currency exchange rates for certain contracts of our Canadian subsidiary that are not denominated in its functional currency.  We have obtained a current valuation for this foreign currency derivative instrument from a third-party pricing model using observable inputs (Level 2).  The estimated fair values of a derivative fluctuate over time and should be viewed in relation to the underlying transaction and the overall management of our exposure to fluctuations in the underlying risks. The fair value of this derivative as of January 31, 2009 is a liability of $0.1 million and is included in other current liabilities within our consolidated balance sheets.  Hedge accounting for our foreign currency derivative has not been pursued.  Changes in fair value of the derivative instrument are recorded in other income, net within our consolidated statements of operations and amounted to a $0.1 million unrealized loss for Fiscal 2008.

Inventories:  Inventories are stated at the lower of cost or market, with cost determined on a first-in, first-out (“FIFO”) basis and market determined on the basis of estimated realizable values. We purchase a considerable amount of our inventory for resale from independent manufacturers pursuant to distribution agreements.  Cost represents invoice or production cost for new items and original cost less allowance for condition for used equipment inventory.  Production cost includes material, labor and manufacturing overhead.  When circumstances dictate, we write inventory down to its estimated realizable value based upon assumptions about future demand, technological innovations, market conditions, plans for disposal and the physical condition of products.  Shipping and handling costs are expensed as incurred in cost of sales.  Shipping and handling costs billed to customers are recorded as sales.

Revenue Recognition:  Revenue from equipment and parts sales is recognized when the product is shipped, collection is reasonably assured, risks of ownership have been transferred to and accepted by the customer and contract terms are met.  Cash discounts or other incentives to customers are recorded as a reduction of revenue.  Revenue from service agreements is recognized as earned, when services have been rendered.  Revenue from rental agreements is recognized on a straight-line basis over the rental period. We report revenue net of any revenue-based taxes assessed by governmental authorities.

With respect to long-term contracts that extend into two or more fiscal quarters, which accounted for approximately 35.2% of total sales in Fiscal 2008, revenue is recognized using the percentage-of-completion method.  The majority of our long-term contracts are fixed-price contracts, and measurement of progress toward completion is based on direct labor hours incurred.  Changes in estimates for revenues, costs to complete and profit margins are recognized in the period in which they are reasonably determinable.  Any anticipated losses on uncompleted contracts are recognized whenever evidence indicates that the estimated total cost of a contract exceeds its estimated total revenue.  With respect to cost-plus-fixed-fee contracts, we recognize the fee ratably as the actual costs are incurred, based upon the total fee amounts expected to be realized upon completion of the contracts.  Bid and proposal costs are expensed as incurred.

Recoverable costs and accrued profits not yet billed (“Unbilled Revenue”) represent the cumulative revenue recognized less the cumulative billings to the customer. Unbilled Revenue is reported as contracts in progress with costs and estimated earnings exceeding related progress billings on the consolidated balance sheets. Any billed revenue that has not been collected is reported as accounts receivable. The timing of when we bill our customers is generally based upon advance billing terms or contingent upon completion of certain phases of the work, as stipulated in the contract. Progress billings in accounts receivable at January 31, 2009 and 2008 included contract retentions totaling $17.5 million and $6.3 million, respectively, which are anticipated to be collected within one year.  Billings in excess of incurred costs represent progress billings in excess of Unbilled Revenue.

We frequently sell equipment together with “start-up” services, which typically involve adding fuel to the engine, starting the equipment for the first time, and observing it to ensure that it is operating properly.  In cases where start-up services are required on an equipment sale, the estimated start-up costs are accrued when revenue from the equipment sale is recognized.  We had approximately $2.4 million and $1.0 million of accrued start-up costs that had not yet been performed as of January 31, 2009 and January 31, 2008, respectively.

Customer Deposits:  We sometimes collect advance customer deposits to secure customers’ obligations to pay the purchase price of ordered equipment.  For long-term construction contracts, these customer deposits are recorded as current liabilities until construction begins. During construction, the deposit liability is reclassified into recoverable costs and accrued profits not yet billed or billings in excess of incurred costs and, ultimately, recognized into revenue under the percentage-of-completion method.  For all other sales, these deposits are recorded as current liabilities until revenue is recognized on delivery.

Property, Plant and Equipment:  Property, plant and equipment is stated at historical cost.  Depreciation is computed over the estimated useful lives of the assets, using the straight-line method.  When items are retired or otherwise disposed of, income is charged or credited for the difference between net book value and proceeds realized thereon.  Ordinary maintenance and repairs are charged to expense as incurred, and replacements and betterment are capitalized. Assets acquired through acquisitions are depreciated over their remaining useful lives.  The range of estimated service lives used to calculate depreciation for new items of property, plant and equipment is as follows:

Buildings	10-25 years
Leasehold improvements	Lesser of lease term or asset life
Rental equipment	2-8 years
Machinery and equipment	4-7 years
Computer hardware and software	3-4 years
Intangible assets	4 months-27 years

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

Goodwill and Intangible Assets:  We perform an impairment test for goodwill and indefinite-lived intangible assets annually during the fourth quarter, or earlier if indicators of potential impairment exist. Our goodwill impairment test involves a comparison of the fair value of each of our reporting units with their carrying value. Our impairment test for indefinite-lived intangible assets involves the comparison of the fair value of the intangible asset and its carrying value. The fair value is determined using discounted cash flows and other market-related valuation models, including earnings multiples and comparable asset market values. Certain estimates and judgments are required in the application of these fair value models. The discounted cash flow analysis consists of estimating the future cash flows that are directly associated with each of our reporting units. These cash flows, in addition to the earnings multiples and comparable asset market values, are inherently subjective and require significant estimates based upon historical experience and future expectations such as budgets and industry projections. We performed our annual impairment test during the fourth quarter and determined that no impairment exists.

Insurance:  We maintain a variety of insurance for our operations that we believe to be customary and reasonable.  We are self-insured up to certain levels in the form of deductibles and retentions for general liability, vehicle liability, group medical and workers compensation claims.  Other than normal business and contractual risks that are not insurable, our risk is commonly insured and the effect of a loss occurrence is not expected to be significant.  We accrue for estimated self-insurance costs and uninsured exposures based on estimated development of claims filed and an estimate of claims incurred but not reported.  We regularly review estimates of reported and unreported claims and provide for losses accordingly.  Substantially all obligations related to general liability, vehicle liability, group medical and workers compensation claims related to the SSSI Acquisition and Crown Acquisition were retained by SSSI and Crown, respectively.

Advertising:  Advertising costs are included in selling and administrative expenses and are expensed as incurred.  These expenses totaled $2.8 million, $2.0 million and $1.4 million for Fiscal 2008, 2007 and 2006, respectively.

Research and Development — Expenditures for research and development activities are charged to expense as incurred and were $3.3 million, $1.8 million and $0.2 million in Fiscal 2008, 2007 and 2006, respectively.

Translation of Foreign Currency:  The local currency is the functional currency for our South American and Canadian subsidiaries and, as such, assets and liabilities are translated into U.S. dollars at year-end exchange rates.  Income and expense items are translated at average exchange rates during the year.  Translation adjustments resulting from changes in exchange rates are reported in other comprehensive income.  Gains or losses from foreign currency transactions are recognized in current earnings as a component of other income, net in our consolidated statements of operations.

Fair Value of Financial Instruments:  Our financial instruments consist primarily of cash equivalents, trade receivables, trade payables and debt instruments.  The recorded values of cash equivalents, trade receivables and trade payables are considered to be representative of their respective fair values.  Generally, our notes payable and revolving credit facility have interest rates which are tied to current market rates, and thus, their fair value is consistent with their recorded amounts. The estimated fair value of our senior notes is based on quoted market prices (Level 1). At January 31, 2009, our senior notes with a carrying value of $150.0 million had a fair value of $94.1 million.

Warranty Costs:  We generally provide product and service warranties for periods of six months to 18 months.  Based on historical experience and contract terms, we provide for the estimated cost of product and service warranties at the time of sale or, in some cases, when specific warranty problems are identified.  Accrued warranty costs are adjusted periodically to reflect actual experience.  Certain warranty and other related claims involve matters of dispute that ultimately may be resolved by negotiation, arbitration or litigation.  Occasionally, a material warranty issue can arise that is beyond our historical experience.  We provide for any such warranty issues as they become known and estimable.  See Note 8 – Significant Balance Sheet Accounts.

Income Taxes: As a limited liability company, income is reported for federal and state income tax purposes by our unit holders. Generally, we make quarterly distributions to our unit holders to fund their tax obligations.  We are responsible, however, for paying taxes such as Texas Margins tax and other foreign income taxes.

Note 3. Income Taxes

Our effective tax rate for Fiscal 2008 was approximately 5.0%, which excludes our tax distributions to the unit holders of our limited liability company. As a limited liability company, income is reported for federal and state income tax purposes (except for the Texas Margins tax and foreign taxes reported at the entity level) by our unit holders. During Fiscal 2008, we recorded $1.6 million of Texas Margins tax and $1.1 million of income tax associated with foreign jurisdictions. Generally, we make quarterly distributions to the unit holders to fund their tax obligations.  During Fiscal 2008, 2007 and 2006, we made tax distributions of $33.6 million, $20.3 million and $16.1 million to unit holders.

The following table lists the pre-tax earnings by geographic area:

(In thousands)	Fiscal 2008	Fiscal 2007	Fiscal 2006
Net earnings from continuing operations before income taxes:
U.S.	$52,970	$92,305	$40,500
Foreign	245	4,710	1,727
Total	$53,215	$97,015	$42,227

The provision for income taxes consisted of the following:

	For the Fiscal Year Ended
	January 31, 2009	January 31, 2008	January 31, 2007
(In thousands)
Current expense
U.S.
Federal	$—	$—	$—
State	1,684	2,246	—
Total U.S.	1,684	2,246	—

Foreign	1,502	2,533	742
Total current	3,186	4,779	742

Deferred expense
U.S.
Federal	—	—	—
State	(104)	227	—
Total U.S.	(104)	227	—

Foreign	(423)	186	—
Total deferred	(527)	413	—

Total provision for income taxes	$2,659	$5,192	$742

A reconciliation between the provision for income taxes and income taxes computed by applying the statutory rate is as follows:

	Fiscal Year Ended January 31,
	2009	2008	2007
(In thousands)
Tax provision at statutory rate	$18,625	$33,955	$14,779
Add (deduct):
State income tax	1,580	2,473	—
Foreign credits	7	(19)	67
LLC income not subject to taxation at the statutory rate	(17,553)	(31,217)	(14,104)
Total	$2,659	$5,192	$742

Note 4.  Net Earnings Per Share

Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings per Share” requires dual presentation of earnings per share (“EPS”): Basic EPS and Diluted EPS. Basic EPS is computed by dividing net earnings or loss available to common unit holders by the weighted average number of common units outstanding for the period. For purposes of EPS, one unit is equivalent to one share. Diluted EPS excludes 485,000 contingent dilutive unvested restricted shares that would be considered common stock equivalents using the treasury stock method because as of January 31, 2009, the contingent condition had not occurred.  See “Item 11 - Equity Awards” for a discussion of the outstanding restricted share grants.

The following table sets forth the computation of basic and diluted earnings per common unit:

	Fiscal Year Ended January 31,
	2009	2008	2007
(In thousands, except per unit data)
Numerator:
Net earnings available for common unit holders	$50,556	$91,823	$37,468

Denominator:
Basic weighted average units outstanding	100,005	100,005	80,745
Effect of dilutive securities	—	—	19,260
Diluted weighted average units outstanding	100,005	100,005	100,005
Basic earnings per unit	$0.51	$0.92	$0.46
Diluted earnings per unit	$0.51	$0.92	$0.41

Note 5.  Comprehensive Income

Total comprehensive income is as follows:

	Fiscal Year Ended January 31,
(In thousands)	2009	2008	2007
Net earnings	$50,556	$91,823	$41,485

Currency translation gain (loss)	(11,995)	8,108	149

Comprehensive income	$38,561	$99,931	$41,634

Translation adjustments resulting from changes in exchange rates are reported in other comprehensive income.  As of January 31, 2009, 2008 and 2007, the entire accumulated and other comprehensive gain loss balance consisted of currency translation adjustments. Net foreign currency exchange gains are recorded in other income, net in the consolidated statements of operations and were $1.3 million, $0.7 million and $0.1 million during Fiscal 2008, 2007 and 2006, respectively.

Note 6. Segment Data

Our reportable operating segments are based on the types of products and services offered and are aligned with our internal management structure.  Inter-segment and intra-segment revenues and costs are eliminated, and the operating profit (loss) represents the earnings (loss) before interest and income taxes.  The Crown results have been integrated into our existing segments and aligned with our internal management structure.  As of February 26, 2007, total assets related to the Crown Acquisition, including goodwill, were $122.5 million, and were primarily identified as part of our equipment segment.

Our reportable segments include:

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

Corporate – This segment includes administrative overhead normally not associated with the specific activities within the operating segments.  Such expenses include legal, finance and accounting, internal audit, human resources, information technology and other similar corporate office costs.

Certain general and administrative costs which are incurred to support all operating segments are allocated to the segment operating results presented. Operating results by segment are as follows:

	Fiscal Year Ended January 31,
	2009	2008	2007
(In thousands)
Sales
Equipment	$792,919	$930,357	$583,459
Aftermarket parts and service	382,787	376,327	332,434
Rental	41,436	28,743	26,255
Total sales	$1,217,142	$1,335,427	$942,148

Operating profit (loss)
Equipment	$65,049	$101,350	$38,622
Aftermarket parts and service	38,637	44,909	43,069
Rental	9,420	9,078	8,051
Corporate	(34,960)	(29,264)	(27,759)
Total operating profit	$78,146	$126,073	$61,983

Operating profit percentage
Equipment	8.2%	10.9%	6.6%
Aftermarket parts and service	10.1	11.9	13.0
Rental	22.7	31.6	30.7
Consolidated	6.4%	9.4%	6.6%

	Fiscal Year Ended January 31,
	2009	2008	2007
(In thousands)
Assets
Equipment	$238,796	$260,899	$171,115
Aftermarket parts and service	122,895	104,665	77,932
Rental	48,217	32,311	35,364
Corporate	241,142	275,746	172,390
Total assets	$651,050	$673,621	$456,801

	Fiscal Year Ended January 31,
(In thousands)	2009	2008	2007

Capital Expenditures
Equipment	$945	$9,867	$2,938
Aftermarket parts and service	2,759	5,099	1,737
Rental	22,333	10,294	17,321
Corporate	1,765	1,001	4,794
Total capital expenditures	$27,802	$26,261	$26,790

	Fiscal Year Ended January 31,
	2009	2008	2007
(In thousands)
Depreciation and Amortization
Equipment	$6,389	$7,821	$6,718
Aftermarket parts and service	3,925	4,036	1,567
Rental	7,383	6,027	6,016
Corporate	1,172	1,353	2,955
Total depreciation & amortization	$18,869	$19,237	$17,256

Geographic Information:

	Fiscal Year Ended January 31,
(In thousands)	2009	2008	2007

Sales
United States	$786,641	$1,020,036	$825,548
International	430,501	315,391	116,600
Total	$1,217,142	$1,335,427	$942,148

	As of January 31,
	2009	2008
Assets
United States	$546,697	$553,404
International	104,353	120,217
Total	$651,050	$673,621

Note 7.  Long-Term Debt

	January 31, 2009	January 31, 2008
(In thousands)
Other debt	$5,151	$4,286
Revolving credit facility	130,219	140,306
Unsecured senior notes	150,000	150,000
Total	285,370	294,592
Less: current portion of other debt	(5,133)	(4,071)
Long-term debt, net of current portion	$280,237	$290,521

Other debt: Other debt includes certain secured loans from our South American operations, a floor plan financing agreement and other equipment loans.  The restricted cash on our balance sheet relates to collateral securing certain of this debt. The interest rate for the floor plan financing agreement was 3.3%, 6.0% and 8.2% in Fiscal 2008, 2007 and 2006, respectively.  The weighted average interest rate for the South American operations debt was 11.7%, 12.1% and 9.6% in Fiscal 2008, 2007 and 2006, respectively.

Revolving Credit Facility: In February 2007, we amended our senior credit facility, increased the revolving credit facility to $250.0 million and added a $25.0 million sub-facility to be used by our Canadian subsidiary which we established as part of the Crown Acquisition.  The amended $250.0 million revolving credit facility, which matures in February 2012, is an asset-based revolving credit facility which is secured by substantially all accounts receivable, inventory and property, plant and equipment and provides for borrowings at LIBOR plus a margin ranging from 1.25% to 2.00% per annum, based on our leverage ratios, as specified in the credit agreement.  As of January 31, 2009, borrowings under the revolving credit facility bear interest at LIBOR plus 1.5%, or 2.7%.  A commitment fee of 0.30% to 0.375% per annum is payable on all unused portions of the revolving credit facility based on our leverage ratios.  Interest payments are due monthly, or as LIBOR contracts expire.  The revolving credit facility also has a $30.0 million sub-facility which may be used for letters of credit.  The credit agreement limits available borrowings to certain percentages of our assets as specified by the lenders.  As of January 31, 2009, there were $19.9 million of letters of credit outstanding.  Based on the outstanding borrowings, letters of credit issued and the terms of the asset-based revolving credit facility, our available borrowing capacity was approximately $83.1 million at January 31, 2009.

Unsecured Senior Notes: During the second quarter of Fiscal 2006, we issued $150.0 million of senior unsecured notes, bearing interest at 10.0% per annum and maturing in July 2014.  The net proceeds from the issuance of the notes were applied to pay off the outstanding term loans and reduce the borrowings under the revolving credit facility.  In connection with the senior notes issuance, we entered into a registration rights agreement which required us to make reasonable best efforts to file a registration statement with the Securities and Exchange Commission and effect a registered exchange offer in respect of the senior notes.  We filed a registration statement with the Securities and Exchange Commission on February 2, 2007 and received clearance to effect the exchange offer on July 25, 2007.  As per the terms of the indenture, the senior notes became subject to an escalated rate of 10.5% as of July 1, 2007, which remained in effect until August 22, 2007 when the registration of the notes and the related exchange were completed. On August 22, 2007 the senior notes reverted back to an interest rate of 10.0%.  The escalated interest rate did not have a material impact on Fiscal 2007 results.

The revolving credit facility and the senior notes contain financial and operating covenants with which we must comply during the terms of the agreements.  These covenants include the maintenance of certain financial ratios, restrictions related to the incurrence of certain indebtedness and investments, and prohibition of the creation of certain liens.  The financial covenant for the revolving credit facility requires a fixed charge coverage ratio, as defined in the underlying agreement, of at least 1.1 to 1.0; however, this covenant does not take effect until our available borrowing capacity is $30.0 million or less.  The financial covenant for the senior notes is applicable were we to incur additional indebtedness (subject to various exceptions set forth in the underlying indenture) and requires that, after giving effect to the incurrence of such additional indebtedness, we have a consolidated coverage ratio, as defined in the underlying indenture, of at least 2.5 to 1.0. We were in compliance with all covenants as of January 31, 2009.

We incurred $3.3 million of capitalized legal and financing charges associated with establishing the original $250.0 million senior credit facility, which are being amortized over the five year term of the facility.  As a result of the amendment reducing the facility to $125.0 million in June 2006, we recorded a $1.5 million non-cash charge during the second quarter of Fiscal 2006 as interest expense.  We also incurred $5.1 million of capitalized legal and financing charges associated with the issuance of the $150.0 million senior unsecured notes during the second quarter of Fiscal 2006.  These costs are being amortized over the eight year term of the notes.  During the first quarter of Fiscal 2007, we incurred $2.2 million of capitalized legal and financing costs associated with the February 2007 amendment to the senior credit facility.  As of January 31, 2009, $7.2 million of unamortized costs are included in the balance sheet.

Guarantor entities:  The senior notes were co-issued by Stewart & Stevenson, LLC and Stewart & Stevenson Funding Corp. and are guaranteed by all of our subsidiaries except one domestic subsidiary, one subsidiary in Canada and two subsidiaries in South America.  Stewart & Stevenson LLC and all of its subsidiaries except one domestic subsidiary, one subsidiary in Canada and two subsidiaries in South America are co-borrowers on the $250.0 million revolving credit facility.

The following condensed consolidated financial statements present separately the financial position, results of operations and cash flows of the co-issuers/guarantors (“Guarantor Entities”), and all non-guarantor subsidiaries of the Company based on the equity method of accounting.

Condensed Consolidating Balance Sheet
	As of January 31, 2009
	Guarantor Entities	Non-Guarantor Entities	Eliminations	Total
(In thousands)
Current assets	$431,156	$73,100	$—	$504,256
Property, plant and equipment	89,472	3,698	—	93,170
Other assets	48,254	31,311	(25,941)	53,624
Total assets	$568,882	$108,109	$(25,941)	$651,050

Current liabilities	$167,028	$23,654	$—	$190,682
Intercompany payables (receivables)	(58,310)	58,310	—	—
Long-term liabilities	280,220	204	—	280,424
Shareholders' equity	179,944	25,941	(25,941)	179,944
Total liabilities and shareholders' equity	$568,882	$108,109	$(25,941)	$651,050

Condensed Consolidating Balance Sheet
	As of January 31, 2008
	Guarantor Entities	Non-Guarantor Entities	Eliminations	Total

Current assets	$446,151	$79,763	$—	$525,914
Property, plant and equipment	76,642	5,964	—	82,606
Other assets	62,346	39,918	(37,163)	65,101
Total Assets	$585,139	$125,645	$(37,163)	$673,621

Current liabilities	$159,944	$47,898	$—	$207,842
Intercompany payables (receivables)	(40,053)	40,053	—	—
Long-term liabilities	290,307	531	—	290,838
Shareholders' equity	174,941	37,163	(37,163)	174,941
Total liabilities and shareholders' equity	$585,139	$125,645	$(37,163)	$673,621

Condensed Consolidated Results of Operations
	Fiscal Year Ended January 31, 2009
(In thousands)	Guarantor Entities	Non-Guarantor Entities	Eliminations	Consolidated Totals
Sales	$1,080,120	$137,022	$—	$1,217,142
Cost of sales	885,866	116,300	—	1,002,166

Gross profit	194,254	20,722	—	214,976

Selling and administrative expenses	118,844	19,297	—	138,141
Equity in earnings of subsidiaries	(759)	—	759	—
Other (income) expense, net	1,809	(3,120)	—	(1,311)
Operating profit (loss)	74,360	4,545	(759)	78,146

Interest expense, net	22,021	2,910	—	24,931
Earnings before income taxes	52,339	1,635	(759)	53,215
Income tax provision	1,783	876	—	2,659
Net earnings	$50,556	$759	$(759)	$50,556

	Fiscal Year Ended January 31, 2008
	Guarantor Entities	Non-Guarantor Entities	Eliminations	Consolidated Totals
Sales	$1,177,294	$158,133	$—	$1,335,427
Cost of sales	939,376	131,020	—	1,070,396

Gross profit	237,918	27,113	—	265,031

Selling and administrative expenses	121,073	18,874	—	139,947
Equity in earnings of subsidiaries	(3,489)	—	3,489	—
Other income, net	(219)	(770)	—	(989)
Operating profit (loss)	120,553	9,009	(3,489)	126,073

Interest expense, net	26,300	2,758	—	29,058
Earnings before income taxes	94,253	6,251	(3,489)	97,015
Income tax provision	2,430	2,762	—	5,192
Net earnings	$91,823	$3,489	$(3,489)	$91,823

Condensed Consolidated Results of Operations
	Fiscal Year Ended January 31, 2007
	Guarantor Entities	Non-Guarantor Entities	Eliminations	Consolidated Totals
Sales	$891,727	$50,421	$—	$942,148
Cost of sales	729,789	44,271	—	774,060

Gross profit	161,938	6,150	—	168,088

Selling and administrative expenses	103,201	4,804	—	108,005
Equity in earnings of subsidiaries	(399)	—	399	—
Other income, net	(1,814)	(86)	—	(1,900)
Operating profit (loss)	60,950	1,432	(399)	61,983

Interest expense, net	19,465	291	—	19,756
Earnings before income taxes	41,485	1,141	(399)	42,227
Income tax provision	—	742	—	742
Net earnings	$41,485	$399	$(399)	$41,485

Condensed Consolidated Cash Flows
	Fiscal Year Ended January 31, 2009
(In thousands)	Guarantor Entities	Non-Guarantor Entities	Eliminations	Consolidated Totals
Net cash provided by (used for):
Operating activities:
Net income	$50,556	$759	$(759)	$50,556
Equity in earnings of subsidiaries	(759)	—	759	—
Other adjustments	34,180	(26,266)	—	7,914
Total operating activities	83,977	(25,507)	—	58,470
Investing activities	(27,971)	195	—	(27,776)
Financing activities	(61,937)	19,573	—	(42,364)
Effect of exchange rate on cash	—	1,294	—	1,294
Net increase (decrease) in cash	(5,931)	(4,445)	—	(10,376)
Cash at the beginning of the period	5,957	6,425	—	12,382
Cash at the end of the period	$26	$1,980	$—	$2,006

	Fiscal Year Ended January 31, 2008
	Guarantor Entities	Non-Guarantor Entities	Eliminations	Consolidated Totals
Net cash provided by (used for):
Operating activities:
Net income	$91,823	$3,489	$(3,489)	$91,823
Equity in earnings of subsidiaries	(3,489)	—	3,489	—
Other adjustments	(48,640)	(4,045)	—	(52,685)
Total operating activities	39,694	(556)	—	39,138
Investing activities	(64,461)	(32,306)	—	(96,767)
Financing activities	27,375	36,700	—	64,075
Effect of exchange rate on cash	—	84	—	84
Net increase (decrease) in cash	2,608	3,922	—	6,530
Cash at the beginning of the period	3,349	2,503	—	5,852
Cash at the end of the period	$5,957	$6,425	$—	$12,382

Condensed Consolidated Cash Flows
	Fiscal Year Ended January 31, 2007
	Guarantor Entities	Non-Guarantor Entities	Eliminations	Consolidated Totals
Net cash provided by (used for):
Operating activities:
Net income	$41,485	$399	$(399)	$41,485
Equity in earnings of subsidiaries	(399)	—	399	—
Other adjustments	17,037	(345)	—	16,692
Total operating activities	58,123	54	—	58,177
Investing activities	(35,880)	(487)	—	(36,367)
Financing activities	(18,916)	1,865	—	(17,051)
Net increase (decrease) in cash	3,327	1,432	—	4,759
Cash at the beginning of the period	22	1,071	—	1,093
Cash at the end of the period	$3,349	$2,503	$—	$5,852

Note 8.  Significant Balance Sheet Accounts

Allowance for Doubtful Accounts:  Activity in the allowance for doubtful accounts was as follows:

	Fiscal Year Ended January 31,
(In thousands)	2009	2008	2007
Allowance for doubtful accounts at beginning of period	$3,140	$1,725	$1,627
Acquired reserves	—	1,359	—
Accruals to bad debt expense	1,281	1,048	1,830
Write-offs against allowance for doubtful accounts	(1,189)	(1,205)	(1,732)
Collections of previously reserved items	367	213	—
Allowance for doubtful accounts at end of period	$3,599	$3,140	$1,725

Inventories:  Summarized below are the components of inventories:

	As of January 31,
	2009	2008
(In thousands)
Inventory purchased under distributor agreements	$124,844	$125,062
Raw materials and spare parts	111,848	125,732
Work in process	53,602	38,650
Total Inventories	$290,294	$289,444

Raw materials and spare parts include OEM equipment and components used in the equipment segment.  The inventory balances above are net of inventory valuation allowances of $13.0 million and $12.3 million at January 31, 2009 and January 31, 2008, respectively.

Contracts in Process: Recoverable costs and accrued profits not yet billed primarily relate to oilfield service equipment projects which extend beyond two fiscal quarters.  Amounts included in the financial statements which relate to recoverable costs and accrued profits not yet billed on contracts in process are classified as current assets.  Billings on uncompleted contracts in excess of incurred costs are classified as current liabilities.  Progress billings on contracts are made in accordance with the terms and conditions of the contracts, which often differ from the revenue recognition process.  A summary of the status of uncompleted contracts is as follows:

	As of January 31,
(In thousands)	2009	2008
Costs incurred on uncompleted contracts	$143,882	$221,732
Accrued profits	39,893	58,359
	$183,775	$280,091
Less Billings to Date	(156,760)	(252,689)
	$27,015	$27,402

Recoverable costs and accrued profits not yet billed	$54,975	$59,360
Billings in excess of incurred costs	(27,960)	(31,958)
	$27,015	$27,402

Property, Plant and Equipment:  Components of property, plant and equipment, net, were as follows:

	As of January 31,
	2009	2008
(In thousands)
Machinery and equipment	$25,841	$23,031
Buildings and leasehold improvements	27,082	25,705
Rental equipment	63,947	42,615
Computer hardware and software	3,043	2,861
Accumulated depreciation	(35,420)	(21,954)
Net depreciable assets	84,493	72,258
Construction in progress	1,629	3,576
Land	7,048	6,772
Property, plant and equipment, net	$93,170	$82,606

Depreciation expense was $15.7 million, $11.4 million and $10.2 million in Fiscal 2008, 2007 and 2006, respectively.

Rental equipment includes forklift equipment, generator sets and other equipment that is leased to customers under operating lease arrangements with terms ranging from one month up to three years. Rental equipment is depreciated over its estimated useful life, and is occasionally transferred into finished goods inventory for resale to customers.

Intangible Assets and Goodwill: Amounts allocated to intangible assets are amortized on a straight-line basis over their estimated useful lives. Intangible assets include the following:

		As of January 31, 2009
(In thousands)	Estimated Useful Life	Gross Carrying Value	Accumulated Amortization	Currency Translation	Net

Non-current amortizable intangible assets:
Engineering drawings	2.5-10 Yrs.	$6,346	$(3,824)	$157	$2,679
Distribution contracts	27 Yrs.	3,384	(373)	—	3,011
Customer relationships	6-11 Yrs.	7,409	(1,587)	(140)	5,682
Patents	4 Yrs.	209	(135)	—	74
Non-compete covenant	5 Yrs.	1,420	(580)	2	842
Total		18,768	(6,499)	19	12,288

Indefinite-lived intangible assets:
Trademarks	—	9,130	—	(125)	9,005

Total		$27,898	$(6,499)	$(106)	$21,293

		As of January 31, 2008
(In thousands)	Estimated Useful Life	Gross Carrying Value	Accumulated Amortization	Currency Translation	Net

Non-current amortizable intangible assets:
Engineering drawings	2.5-10 Yrs.	$6,346	$(1,984)	$399	$4,761
Distribution contracts	27 Yrs.	3,384	(248)	—	3,136
Customer relationships	6-11 Yrs.	7,409	(713)	741	7,437
Patents	4 Yrs.	209	(93)	—	116
Non-compete covenant	5 Yrs.	1,420	(280)	150	1,290
Total		18,768	(3,318)	1,290	16,740

Indefinite-lived intangible assets:
Trademarks	—	9,130	—	357	9,487

Total		$27,898	$(3,318)	$1,647	$26,227

Amortization expense for the next 5 years is expected to be as follows:

(In thousands)	Amount
Fiscal 2009	$2,110
Fiscal 2010	1,430
Fiscal 2011	1,379
Fiscal 2012	1,010
Fiscal 2013	1,001
Total	$6,930

The following table presents goodwill, which resulted from the Crown Acquisition, as of the dates indicated, as well as changes in the account during the period shown.

(In thousands)	Amount
Carrying amount as of January 31, 2008	$28,431
Goodwill acquired during the year	—
Currency translation	(5,102)
Carrying amount as of January 31, 2009	$23,329

For Canadian tax purposes, 75% of goodwill is expected to be deductible. Substantially all of the goodwill relates to the equipment segment.

A summary of warranty activity associated with continuing operations for the periods ended January 31, 2009, 2008 and 2007 follows:

	Fiscal Year Ended January 31,
	2009	2008	2007
(In thousands)
Accrued warranty costs at beginning of period	$5,982	$2,673	$2,457
Acquired reserves	—	714	—
Payments for warranty obligations	(6,222)	(4,616)	(2,483)
Warranty accrual for current period sales	5,230	7,211	2,699
Accrued warranty costs at end of period	$4,990	$5,982	$2,673
Note 9. Equity

On September 5, 2007, we completed a 15,000 to 1 split of our 6,667 common units into 100,005,000 common units.  The financial statements give a retroactive effect to this split.

Stewart & Stevenson LLC is a limited liability company, therefore, U.S. federal and certain state taxes are paid by the holders of our common units.  As a limited liability company, the common interest holders’ liability is limited to the capital invested in the Company.

Share-Based Compensation:  During Fiscal 2006, our principal shareholder sold common units equal to 1% of common equity to our former president and chief operating officer and 3.25% of common equity to our former vice chairman and chief executive officer, subject to repurchase rights that expired over established vesting periods beginning January 23, 2006.  In accordance with SFAS No. 123R, we recorded $444,000 and $3.7 million of non-cash charges in Fiscal 2007 and Fiscal 2006, respectively, reflecting the difference between the grant date fair market value of the common units sold and their sales price to our executive.  The estimated fair market value of the common units was determined based on a valuation provided by a third party valuation firm.  No unrecognized compensation exists in respect of these transactions.

On September 5, 2007, our board of directors adopted the 2007 Incentive Compensation Plan (“Incentive Plan”). The Incentive Plan received the required approval of a majority of our unit holders and became effective on September 27, 2007.  In connection with the adoption and approval of the Incentive Plan, the compensation committee of the board, which has the responsibility to administer the Incentive Plan, made certain grants of restricted shares to our non-executive directors and certain members of our senior executive management. The grants to our six non-executive directors totaled 360,000 restricted shares vesting in five (5) 72,000 share tranches, with each such tranche vesting upon board service for a complete fiscal year. In addition, approximately 15,000 of the restricted shares granted to a former director were earned prior to the date of his resignation as a director with the balance of his grant being forfeited. The grants to senior executive management total 110,000 restricted shares vesting in five (5) 22,000 share tranches, with each tranche vesting upon employment for a complete fiscal year.  The executive grants are subject to the achievement of net pre-tax income growth in the relevant fiscal year that exceeds the median net pre-tax income growth of a peer group of companies consisting of Schlumberger, Ltd., National Oilwell Varco, Inc., Weatherford International Ltd., Cameron International Corp. and BJ Services Company and are subject to acceleration in the case of an executive’s death or disability. For the year ended January 31, 2009, our net pre-tax income growth did not exceed the median net pre-tax income of the peer group of companies.   All grants are subject to (i) the completion of an initial public equity offering and (ii) accelerated vesting upon a change-in-control of the Company. No expense has been recognized for these grants because the contingent condition has not occurred and as of January 31, 2009, diluted earnings per share excluded the approximately 485,000 contingent unvested restricted shares.

Note 10. Crown Acquisition

On February 26, 2007 we acquired substantially all of the operating assets and assumed certain liabilities of Crown for cash consideration of approximately $70.5 million.  Crown, which was headquartered in Calgary, Alberta, Canada, and had multiple U.S. operations, manufactured drilling, well servicing and workover rigs, stimulation equipment and provided related parts and services.  The acquisition enhanced our position as a leading supplier of well stimulation, coiled tubing, cementing, and nitrogen pumping equipment and expanded our product offerings to include drilling rigs and well workover and service rigs. Information relating to our results of operations for Fiscal 2006 does not include the impact of the Crown Acquisition.  Information relating to our results of operations for Fiscal 2007 includes the impact of the Crown Acquisition from February 26, 2007 to January 31, 2008.

The following table summarizes the fair value of the assets acquired and liabilities assumed at the date of the acquisition:

(In thousands)	February 26, 2007

Cash & cash equivalents	$81
Receivables, net	19,213
Recoverable costs and accrued profit not yet billed	8,785
Inventory	41,941
Property, plant and equipment	8,353
Intangibles
Backlog (0.5 years)	3,370
Trademarks (Indefinite)	3,710
Drawings (2.5 years)	3,710
Non-compete covenant (5 years)	1,420
Customer relationships (11 years)	6,730
Goodwill	24,648
Total intangibles	43,588
Other Assets	554
Total assets acquired	122,515

Notes payable	630
Current portion of long term debt	225
Accounts payable	27,994
Billings in excess of incurred costs	7,915
Customer deposits	10,479
Long term debt	379
Other liabilities assumed	4,386
Total liabilities assumed	52,008

Purchase price allocated	$70,507

The unaudited pro forma information for the fiscal years ended January 31, 2008 and January 31, 2007 gives effect to the February 26, 2007 consummation of the Crown Acquisition as if the transaction occurred on February 1, 2007 and 2006, respectively.  The unaudited pro forma information is presented for illustration purposes only and is not necessarily indicative of results of operations which would actually have been reported had the combination been in effect during this period or which we might expect to report in the future.

Pro Forma results including Crown Energy
	Fiscal Year ended
	January 31, 2008	January 31, 2007
(In thousands, except per unit data)	(Unaudited)	(Unaudited)
Sales	$1,355,162	$1,159,763
Net earnings	94,741	46,593
Preferred stock dividends	—	4,017
Net earnings available for common unit holders	$94,741	$42,576
Weighted average units outstanding:
Basic	100,005	80,745
Diluted	100,005	100,005
Net earnings available for common unit holders per common unit
Basic	$0.95	$0.53
Diluted	$0.95	$0.47

Note 11. Employee Retirement Savings Plan

We sponsor an employee retirement savings plan which qualifies under Section 401(k) of the Internal Revenue Code.  The savings pan is designed to provide eligible employees with an opportunity to make regular contributions into a long-term investment and savings program. Substantially all U.S. employees are eligible to participate in the savings plan beginning on the first full pay period after employment. During Fiscal 2008, we matched employee contributions at the rate of 50% up to 6% of eligible earnings.  We incurred expenses of $3.5 million, $3.1 million and $2.2 million for Fiscal 2008, 2007 and 2006, respectively. During Fiscal 2009, we will match employee contributions at the rate of 35% up to 6% of eligible earnings.

Note 12. Recent Accounting Pronouncements

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (“SFAS 161”). This statement requires qualitative disclosures about a company’s objectives and strategies with respect to its use of derivative instruments, quantitative disclosures about the fair value, gains and losses of its derivative contracts and details of credit-risk-related contingent features in hedged positions. SFAS 161 also requires disclosure of how and why a company uses and accounts for derivative instruments and their related hedged items and their effects on its financial position, financial performance and cash flows. SFAS 161 is effective prospectively for fiscal years beginning on or after November 15, 2008. The adoption of SFAS 161 on February 1, 2009 is not expected to have a material impact on the notes and disclosures to our consolidated financial statements.

In April 2008, the FASB issued FASB Staff Position (“FSP”) SFAS 142-3, “Determination of the Useful Life of Intangible Assets” (“SFAS 142-3”). This statement revises the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets. The goal of SFAS 142-3 is to improve the consistency between the useful life of a recognized intangible asset under Statement 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141R, Business Combinations, and other GAAP. FSP SFAS 142-3 is effective for fiscal years beginning after December 15, 2008. The adoption of SFAS 142-3 on February 1, 2009 may impact certain aspects of our accounting for intangible assets and the determination of useful lives assigned to them in any future acquisitions or other business combinations.

In July 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). This statement identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP.   The levels of authority of the accounting principles available for the preparation of financial statements were previously issued by the American Institute of Certified Public Accountants. The FASB decided that accounting principles applicable to GAAP should be adopted as a FASB Statement.  SFAS 162 does not set an effective date. It will become effective 60 days following approval by the Securities and Exchange Commission of amendments made by the Public Accounting Oversight Board to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” Effects of applying the provisions of SFAS 162 must be reported as changes in accounting principle in accordance with SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”).  A company must follow the disclosure requirements of SFAS 154 and additionally disclose the accounting principles that were used before and after the application of the provisions of SFAS 162 and the reasons why applying this Statement resulted in a change in accounting principle.  The adoption of SFAS 162 on February 1, 2009 is not expected to have a material impact on our consolidated results of operations and financial position.

Note 13. Leases

Operating Lease Commitments:  We lease certain facilities and equipment from third parties under operating lease arrangements of varying terms.  Under the terms of these operating lease arrangements, we are generally obligated to make monthly rental payments to the lessors, and include no further obligations at the end of the lease terms.  If we elect to cancel or terminate a lease prior to the end of its term, we are typically obligated to make all remaining lease payments.  In certain cases, however, we are allowed to sublet the assets to another party.  Total rent expense was $10.4 million, $9.8 million, and $4.7 million in Fiscal 2008, 2007 and 2006, respectively.

Operating lease obligations as of January 31, 2009, with noncancelable lease terms in excess of one year are as follows for the period ending January 31:

(In thousands)
Amount
2010	$6,827
2011	5,710
2012	3,691
2013	1,927
2014 and thereafter	1,385
Total	$19,540

Note 14. Litigation and Contingencies

We are defending an arbitration action brought against one of our suppliers and us. The action against our supplier alleges basic defects in four gas compression engines and a defective supply of spare parts. The claim against us alleges defective installation of spare parts and related overhaul services. The claimant seeks approximately $18 million in damages from our supplier and us. We believe that the claimant’s allegations and its claim for damages against us are without merit and that there are valid defenses thereto, and intend to defend the action vigorously.

The State of Texas has notified us that it will be conducting a sales and use tax audit set to begin on or about the second quarter of Fiscal 2009.  We consider our practices in this area to have been appropriate and we currently do not believe the matter will have a material impact on our consolidated financial statements.  While the outcome of such an audit cannot be reasonably predicted at this time, there is the possibility of a material adverse outcome.

We are also a defendant in a number of lawsuits relating to matters normally incident to our business.  No individual case, or group of cases presenting substantially similar issues of law or fact, is expected to have a material effect on the manner in which we conduct our business or on our consolidated results of operations, financial position or liquidity.  We maintain certain insurance policies that provide coverage for product liability and personal injury cases.  We have established reserves that we believe to be adequate based on current evaluations and our experience in these types of claim situations.  Nevertheless, an unexpected outcome or adverse development in any such case could have a material adverse impact on our consolidated results of operations in the period in which it occurs.

Note 15. Concentrations

Our principal distribution agreements, which account for a significant portion of total purchases, are generally non-exclusive agreements and are subject to early termination by either party for a variety of causes.  No assurance can be given that such distribution agreements will be renewed beyond their expiration dates.  Any interruption in the supply of materials from the original manufacturers, or a termination of a distributor agreement, could have a material adverse effect on the results of operations.

We market our products and services throughout the world and are not dependent upon any single geographic region outside the United States.  Substantially all of our long-lived assets are located in the United States.  Our sales to countries outside the United States, including sales to U.S. customers for export, totaled $430.5 million, $315.4 million and $116.6 million in Fiscal 2008, 2007 and 2006, respectively. We are not dependent on any single customer and in Fiscal 2008, no single customer accounted for more than 5.6% of our total revenues. Our top 10 customers generated approximately 33.1% of our total revenues during Fiscal 2008.

Note 16. Quarterly Financial Information – Unaudited

Fiscal year ended January 31, 2009
	Quarter Ended				Total
	May 3, 2008	August 2, 2008	November 1, 2008	January 31, 2009	Year
(In thousands)
Sales	$318,272	$334,195	$307,739	$256,936	$1,217,142
Gross profit	62,098	57,400	57,609	37,869	214,976

Net earnings available for common unit holders	$20,554	$13,078	$15,798	$1,126	$50,556

Net earnings available for common unit holders per unit:
Basic	$0.21	$0.13	$0.16	$0.01	$0.51
Diluted	$0.21	$0.13	$0.16	$0.01	$0.51

Sales and general administrative expenses for the quarter ended November 1, 2008 included $2.4 million in legal and professional expenses associated with the pursuit of strategic alternatives.

Fiscal year ended January 31, 2008
	Quarter Ended				Total
	May 5, 2007	August 4, 2007	November 3, 2007	January 31, 2008	Year
(In thousands)
Sales	$294,285	$341,310	$355,097	$344,735	$1,335,427
Gross profit	60,252	69,664	73,293	61,822	265,031

Net earnings available for common unit holders	$17,189	$24,835	$30,063	$19,736	$91,823

Net earnings available for common unit holders per unit:
Basic	$0.17	$0.25	$0.30	$0.20	$0.92
Diluted	$0.17	$0.25	$0.30	$0.20	$0.92

Sales and general administrative expenses for the quarter ended January 31, 2008 included $1.3 million in legal and professional expenses related to our proposed initial public offering.