Form 10-Q
period 2009-05-02
Stewart & Stevenson LLC
filed 2009-06-16
CIK 1381455

United States Securities and Exchange Commission
Washington, D.C.  20549

FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended May 2, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or if such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ *      No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or if such shorter period that the registrant was required to submit and post such files).
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

There is no market for the registrant’s equity.  As of June 10, 2009, there were 100,005,000 common units outstanding.

* The registrant is currently not required to file reports, including this report, by Section 13 or 15(d) of the Securities Exchange Act of 1934 but is voluntarily filing this report with the Securities and Exchange Commission.

STEWART & STEVENSON LLC AND SUBSIDIARIES

EX-31.1: Certification

EX-31.2: Certification

EX-32.1: Certification

EX-32.2: Certification

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Stewart & Stevenson LLC and Subsidiaries
Condensed Consolidated Balance Sheets

	As of
(In thousands, except units)	May 2, 2009	January 31, 2009
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,656	$2,006
Restricted cash	3,000	3,000
Accounts receivable, net	120,780	148,330
Recoverable costs and accrued profits not yet billed	63,728	54,975
Inventories, net	303,607	290,294
Other current assets	4,817	5,651
Total current assets	497,588	504,256
Property, plant and equipment, net	91,163	93,170
Goodwill and intangibles, net	44,823	44,622
Deferred financing costs and other assets	8,704	9,002
Total assets	$642,278	$651,050
Liabilities and shareholders' equity
Current liabilities:
Bank notes payable	$5,139	$4,921
Current portion of long-term debt	185	212
Accounts payable	78,121	103,602
Accrued payrolls and incentives	8,786	10,854
Billings in excess of incurred costs	28,317	27,960
Customer deposits	14,315	20,547
Other current liabilities	27,775	22,586
Total current liabilities	162,638	190,682
Long-term debt, net of current portion	297,800	280,237
Other long-term liabilities	14	187
Total liabilities	460,452	471,106
Commitments and contingencies
Shareholders' equity:
Common units, 100,005,000 units issued and outstanding	74,113	74,113
Accumulated other comprehensive loss	(2,117)	(3,762)
Retained earnings	109,830	109,593
Total shareholders' equity	181,826	179,944
Total liabilities and shareholders' equity	$642,278	$651,050

See accompanying Notes to Condensed Consolidated Financial Statements

Stewart & Stevenson LLC and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended
(In thousands, except per unit data)	May 2, 2009	May 3, 2008

Sales	$190,128	$318,272
Cost of sales	151,232	256,174
Gross profit	38,896	62,098
Selling and administrative expenses	31,054	34,355
Other (income) expense, net	(1,163)	496
Operating profit	9,005	27,247

Interest expense, net	5,205	6,344
Earnings before income taxes	3,800	20,903
Income tax expense	90	349
Net earnings	$3,710	$20,554

Weighted average units outstanding:
Basic	100,005	100,005
Diluted	100,005	100,005

Net earnings per common unit
Basic	$0.04	$0.21
Diluted	$0.04	$0.21

See accompanying Notes to Condensed Consolidated Financial Statements

Stewart & Stevenson LLC and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Three Months Ended
(In thousands)	May 2, 2009	May 3, 2008
Operating activities
Net earnings	$3,710	$20,554
Adjustments to reconcile net earnings to net cash
used in operating activities:
Amortization of deferred financing costs	503	472
Depreciation and amortization	4,510	4,479
Change in operating assets and liabilities net of the effect of acquisitions:
Accounts receivable, net	27,931	(5,825)
Recoverable costs and accrued profits not yet billed	(8,058)	(20,740)
Inventories	(11,999)	4,072
Accounts payable	(24,429)	(10,455)
Accrued payrolls and incentives	(1,867)	(4,193)
Billings in exess of incurred costs	342	(2,290)
Customer deposits	(6,264)	9,910
Other current assets and liabilities	3,554	(96)
Other, net	915	(252)
Net cash used in operating activities	(11,152)	(4,364)

Investing activities
Capital expenditures	(1,326)	(2,031)
Additions to rental equipment	(930)	(2,889)
Disposal of property, plant and equipment, net	-	7
Net cash used in investing activities	(2,256)	(4,913)

Financing activities
Change in short-term notes payable	161	790
Deferred financing costs	(375)	(453)
Payments on long-term loans	-	(58)
Changes in long-term revolving loans	17,563	12,766
Distributions to shareholders for tax obligations	(3,473)	(12,344)
Net cash provided by financing activities	13,876	701

Effect of Exchange Rate on Cash	(818)	(43)

Decrease in cash and cash equivalents	(350)	(8,619)
Cash and cash equivalents, beginning of fiscal period	2,006	12,382
Cash and cash equivalents, end of fiscal period	$1,656	$3,763
Cash paid for:
Interest	$1,135	$2,139
Income taxes	$(9)	$2,407

Stewart & Stevenson LLC
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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

We are a leading designer, manufacturer and marketer of specialized equipment and provide aftermarket parts and service to the oil and gas and other industries. Our diversified product lines include equipment for well stimulation, well servicing and workover rigs, drilling rigs, coiled tubing, cementing, nitrogen pumping, power generation and electrical systems as well as engines, transmissions and material handling equipment. We have a substantial installed base of equipment, which provides us with significant opportunities for recurring, higher-margin aftermarket parts and service revenues, and we also provide rental equipment to our customers.

Note 2. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with Rule 10-01 of Regulation S-X for interim financial statements and do not include all information and footnotes required by United States (“U.S.”) generally accepted accounting principles (“GAAP”) for complete financial statements.  However, the information furnished herein reflects all normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented.  The results of operations for the three months ended May 2, 2009 are not necessarily indicative of the results that will be realized for the fiscal year ending January 31, 2010. These condensed consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K and the notes thereto for the year ended January 31, 2009.

Use of Estimates and Assumptions: The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period.  Actual results may differ from these estimates.

Fiscal Year: Our fiscal year begins on February 1 of the year stated and ends on January 31 of the following year.  For example, our “Fiscal 2009” commenced on February 1, 2009 and will end on January 31, 2010.  We report results on the fiscal quarter method with each quarter comprising approximately 13 weeks. The first quarter of Fiscal 2009 commenced on February 1, 2009 and ended on May 2, 2009.

Consolidation:  The consolidated financial statements include the accounts of Stewart & Stevenson LLC and all enterprises in which we have a controlling interest.  All intercompany accounts and transactions have been eliminated. We do not have any variable-interest entities.

 Recent Accounting Pronouncements: In December 2007, the FASB issued SFAS No. 141R, “Business Combinations,” (“SFAS 141R”). SFAS 141R provides guidance on how acquirers recognize and measure the consideration transferred, identifiable assets acquired, liabilities assumed, non-controlling interests and goodwill acquired in a business combination. SFAS 141R also expands required disclosures surrounding the nature and financial effects of business combinations. SFAS 141R is effective prospectively for fiscal years beginning after December 15, 2008. The adoption of SFAS 141R on February 1, 2009 is expected to impact certain aspects of our accounting for any future acquisitions or other business combinations which may be consummated, including the accounting for acquisition costs and determination of fair values assigned to certain purchased assets and liabilities.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (“SFAS 161”). This statement requires qualitative disclosures about a company’s objectives and strategies with respect to its use of derivative instruments, quantitative disclosures about the fair value, gains and losses of its derivative contracts and details of credit-risk-related contingent features in hedged positions. SFAS 161 also requires disclosure of how and why a company uses and accounts for derivative instruments and their related hedged items and their effects on its financial position, financial performance and cash flows. SFAS 161 is effective prospectively for fiscal years beginning on or after November 15, 2008. The adoption of SFAS 161 on February 1, 2009 did not have a material impact on the notes and disclosures to our consolidated financial statements.

In April 2008, the FASB issued FASB Staff Position (“FSP”) SFAS 142-3, “Determination of the Useful Life of Intangible Assets” (“SFAS 142-3”). This statement revises the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). The goal of SFAS 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141R, Business Combinations, and other U.S. GAAP. FSP SFAS 142-3 is effective for fiscal years beginning after December 15, 2008. The adoption of SFAS 142-3 on February 1, 2009 may impact certain aspects of our accounting for intangible assets and the determination of useful lives assigned to them in any future acquisitions or other business combinations.

Note 3. Comprehensive Income

Total comprehensive income was as follows:

	For the Three Months Ended
(In thousands)	May 2, 2009	May 3, 2008
Net earnings	$3,710	$20,554
Currency translation gain	1,645	656
Comprehensive income	$5,355	$21,210

The local currency is the functional currency for our South American and Canadian subsidiaries and, as such, assets and liabilities are translated into U.S. dollars at the period end exchange rates.  Income and expense items are translated at the average exchange rates during the period.  Translation adjustments resulting from changes in exchange rates are reported in other comprehensive income.  As of May 2, 2009 and May 3, 2008, the entire accumulated and other comprehensive gain (loss) balance consisted of currency translation adjustments.

Note 4. Segment Data

Our reportable operating segments are based on the types of products and services offered and are aligned with our internal management structure.  Inter-segment and intra-segment revenues and costs are eliminated, and the operating profit represents the earnings before interest and income taxes.

Our reportable segments include:

Equipment – This segment designs, manufactures, constructs and markets equipment for well stimulation, drilling and well servicing rigs, coiled tubing, cementing, nitrogen pumping, power generation and electrical systems, serving the oil and gas industry.  This segment also sells engines, transmissions and material handling equipment for well servicing, workover, drilling, pumping and other applications for a wide range of other industries.

Aftermarket Parts and Service – This segment provides aftermarket parts and service for products  we manufacture and products manufactured by others, to customers in the oil and gas industry as well as customers in the power generation, marine, mining, construction, commercial vehicle and material handling industries.

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

Certain general and administrative costs which are incurred to support all operating segments are allocated to the segment operating results presented. Operating results by segment are as follows:

	For the Three Months Ended
	May 2, 2009	May 3, 2008
(In thousands)
Sales
Equipment	$106,247	$215,876
Aftermarket parts and service	78,415	95,328
Rental	5,466	7,068
Total sales	$190,128	$318,272

Operating profit (loss)
Equipment	$6,784	$23,087
Aftermarket parts and service	9,118	10,511
Rental	628	1,298
Corporate	(7,525)	(7,649)
Total operating profit	$9,005	$27,247

Operating profit percentage
Equipment	6.4%	10.7%
Aftermarket parts and service	11.6%	11.0%
Rental	11.5%	18.4%
Consolidated	4.7%	8.6%

Note 5. Long-Term Debt

	As of
	May 2, 2009	January 31, 2009
(In thousands)
Unsecured senior notes	$150,000	$150,000
Revolving credit facility	147,782	130,219
Other debt	5,342	5,151
Total	303,124	285,370
Less: current portion of other debt	(5,324)	(5,133)
Long-term debt, net of current portion	$297,800	$280,237

Revolving Credit Facility: In February 2007, we amended our senior credit facility, increased the revolving facility to $250.0 million and added a $25.0 million sub-facility to be used by our Canadian subsidiary.  The amended $250.0 million revolving credit facility, which matures in February 2012, is an asset-based revolving credit facility which is secured by substantially all accounts receivable, inventory and property, plant and equipment and provides for borrowings at LIBOR plus a margin ranging from 1.25% to 2.00% per annum, based on our leverage ratios, as specified in the credit agreement.  As of May 2, 2009, borrowings under the facility bear interest at LIBOR plus 1.5%, or 3.04%.  A commitment fee of 0.30% to 0.375% per annum is payable on all unused portions of the revolving credit facility based on our leverage ratios.  Interest payments are due monthly, or as LIBOR contracts expire.  The revolving credit facility also has a $30.0 million sub-facility which may be used for letters of credit. The credit agreement limits available borrowings to certain percentages of our assets. During the three months ended May 2, 2009, we incurred an additional $0.4 million in deferred financing costs associated with the revolving credit facility. As of May 2, 2009, there were $22.5 million of letters of credit outstanding.  Based on the outstanding borrowings, letters of credit issued and the terms of the asset-based revolving credit facility, our available borrowing capacity was approximately $87.0 million at May 2, 2009.

Unsecured Senior Notes: During the second quarter of Fiscal 2006, we issued $150.0 million of unsecured senior notes, bearing interest at 10% per annum and maturing in July 2014.

The revolving credit facility and the senior notes contain financial and operating covenants with which we must comply during the terms of the agreements.  These covenants include the maintenance of certain financial ratios, restrictions related to the incurrence of certain indebtedness and investments, and prohibition of the creation of certain liens.  The financial covenant for the revolving credit facility requires that we maintain a fixed charge coverage ratio, as defined in the agreement, of at least 1.1 to 1.0; however, this covenant does not take effect until our available borrowing capacity is $30.0 million or less.  The financial covenant for the senior notes indenture requires that, were we to incur additional indebtedness (subject to various exceptions set forth in the indenture), after giving effect to the incurrence of such additional indebtedness, we have a consolidated coverage ratio, as defined in the indenture, of at least 2.5 to 1.0. We were in compliance with all covenants as of May 2, 2009.

We incurred $3.3 million of capitalized legal and financing charges associated with establishing the original $250.0 million senior credit facility, which are being amortized over the five year term of the facility.  As a result of the amendment reducing the facility to $125.0 million in June 2006, we recorded a $1.5 million non-cash charge during the second quarter of Fiscal 2006 as interest expense.  We also incurred $5.1 million of capitalized legal and financing charges associated with the issuance of the $150.0 million senior notes during the second quarter of Fiscal 2006.  These costs are being amortized over the eight year term of the notes.  During the first quarter of Fiscal 2007, we incurred $2.2 million of capitalized legal and financing costs associated with the February 2007 amendment to the senior credit facility.  As of May 2, 2009, $7.1 million of unamortized costs are included in the balance sheet.

The estimated fair value of our senior notes is based on quoted market prices (Level 1). At May 2, 2009, our senior notes with a carrying value of $150.0 million had a fair value of $114.0 million.

Other debt: Other debt includes certain secured loans from our South American operations, a floor plan financing agreement and other equipment loans.  The restricted cash on our balance sheet relates to collateral securing certain of this debt.

Guarantor entities:  The senior notes were co-issued by Stewart & Stevenson LLC and Stewart & Stevenson Funding Corp. and are guaranteed by all of our subsidiaries except one domestic subsidiary, one subsidiary in Canada and two subsidiaries in South America.  Stewart & Stevenson LLC and all of its subsidiaries except one domestic subsidiary, one subsidiary in Canada and two subsidiaries in South America are co-borrowers on the $250.0 million revolving credit facility.

The following condensed consolidated financial statements present separately the financial position, results of operations and cash flows of the co-issuers/guarantors (“Guarantor Entities”), and all non-guarantor subsidiaries of the Company (“Non-Guarantor Entities”) based on the equity method of accounting.

Condensed Consolidating Balance Sheets

	As of May 2, 2009
	(Unaudited)
	Guarantor Entities	Non-Guarantor Entities	Eliminations	Consolidated Total
(In thousands)
Current assets	$421,960	$75,628	$-	$497,588
Property, plant and equipment	86,511	4,652	-	91,163
Other assets	48,874	31,576	(26,923)	53,527
Total assets	$557,345	$111,856	$(26,923)	$642,278

Current Liabilities	$139,517	$23,121	$-	$162,638
Intercompany Payables (Receivables)	(61,600)	61,600	-	-
Long-term liabilities	297,602	212	-	297,814
Shareholders' equity	181,826	26,923	(26,923)	181,826
Total liabilities and shareholders' equity	$557,345	$111,856	$(26,923)	$642,278

	As of January 31, 2009
	Guarantor Entities	Non-Guarantor Entities	Eliminations	Consolidated Total

Current assets	$431,156	$73,100	$-	$504,256
Property, plant and equipment	89,472	3,698	-	93,170
Other assets	48,254	31,311	(25,941)	53,624
Total Assets	$568,882	$108,109	$(25,941)	$651,050

Current Liabilities	$167,028	$23,654	$-	$190,682
Intercompany Payables (Receivables)	(58,310)	58,310	-	-
Long-term liabilities	280,220	204	-	280,424
Shareholders' equity	179,944	25,941	(25,941)	179,944
Total liabilities and shareholders' equity	$568,882	$108,109	$(25,941)	$651,050

Condensed Consolidating Statements of Operations
(Unaudited)

	For the Three Months Ended May 2, 2009
(In thousands)	Guarantor Entities	Non-Guarantor Entities	Eliminations	Consolidated Total
Sales	$169,044	$21,084	$-	$190,128
Cost of sales	134,170	17,062	-	151,232

Gross profit	34,874	4,022	-	38,896

Selling and administrative expenses	27,505	3,549	-	31,054
Equity in loss of subsidiaries	664	-	(664)	-
Other (income) expense, net	(1,482)	319	-	(1,163)
Operating profit	8,187	154	664	9,005

Interest expense, net	4,576	629	-	5,205
Earnings (loss) before income taxes	3,611	(475)	664	3,800
Income tax (benefit) expense	(99)	189	-	90
Net earnings (loss)	$3,710	$(664)	$664	$3,710

	For the Three Months Ended May 3, 2008
	Guarantor Entities	Non-Guarantor Entities	Eliminations	Consolidated Total
Sales	$278,155	$40,117	$-	$318,272
Cost of sales	222,730	33,444	-	256,174

Gross profit	55,425	6,673	-	62,098

Selling and administrative expenses	29,717	4,638	-	34,355
Equity in earnings of subsidiaries	(727)	-	727	-
Other income, net	26	470	-	496
Operating profit	26,409	1,565	(727)	27,247

Interest expense, net	5,641	703	-	6,344
Earnings before income taxes	20,768	862	(727)	20,903
Income tax expense	214	135	-	349
Net earnings	$20,554	$727	$(727)	$20,554

Condensed Consolidating Statements of Cash Flows
(Unaudited)

	For the Three Months Ended May 2, 2009
(In thousands)	Guarantor Entities	Non-Guarantor Entities	Eliminations	Consolidated Total
Net cash provided by (used for):
Operating activities
Net income (loss)	$3,710	$(664)	664	$3,710
Equity in loss of subsidiaries	664	-	(664)	-
Other	(14,095)	(767)	-	(14,862)
Operating activities	(9,721)	(1,431)	-	(11,152)
Investing activities	(420)	(1,836)	-	(2,256)
Financing activities	10,342	3,534	-	13,876
Effect of exchange rate on cash	-	(818)	-	(818)
Net increase (decrease) in cash	201	(551)	-	(350)
Cash at the beginning of the period	26	1,980	-	2,006
Cash at the end of the period	$227	$1,429	$-	$1,656

	For the Three Months Ended May 3, 2008
	Guarantor Entities	Non-Guarantor Entities	Eliminations	Consolidated Total
Net cash provided by (used for):
Operating activities
Net income	$20,554	$727	(727)	$20,554
Equity in earnings of subsidiaries	(727)	-	727	-
Other	(16,763)	(8,155)	-	(24,918)
Operating activities	3,064	(7,428)	-	(4,364)
Investing activities	(4,060)	(853)	-	(4,913)
Financing activities	(4,915)	5,616	-	701
Effect of exchange rate on cash	-	(43)	-	(43)
Net decrease in cash	(5,911)	(2,708)	-	(8,619)
Cash at the beginning of the period	5,957	6,425	-	12,382
Cash at the end of the period	$46	$3,717	$-	$3,763

Note 6. Significant Balance Sheet Accounts

Allowance for Doubtful Accounts:  Activity in the allowance for doubtful accounts was as follows:

	Three Months Ended	Fiscal Year Ended
(In thousands)	May 2, 2009	January 31, 2009
Allowance for doubtful accounts at beginning of period	$3,599	$3,140
Accruals to bad debt expense	572	1,281
Writeoffs against allowance for doubtful accounts	(367)	(1,189)
Collections of previously reserved items	26	367
Allowance for doubtful accounts at end of period	$3,830	$3,599

Inventories:  Summarized below are the components of inventories:
	As of
(In thousands)	May 2, 2009	January 31, 2009

Inventory purchased under distributor agreements	$128,222	$124,844
Raw materials and spare parts	129,198	111,848
Work in process	46,187	53,602
Total Inventories	$303,607	$290,294

Raw materials and spare parts include OEM equipment and components used in the equipment segment.  The inventory balances above are stated net of inventory valuation allowances totaling $13.7 million and $13.0 million as of May 2, 2009 and January 31, 2009, respectively.

Property, Plant and Equipment:  Components of property, plant and equipment, net, were as follows:

	As of
(In thousands)	May 2, 2009	January 31, 2009

Machinery and equipment	$25,996	$25,841
Buildings and leasehold improvements	27,215	27,082
Rental equipment	63,780	63,947
Computer hardware and software	3,073	3,043
Accumulated depreciation	(38,504)	(35,420)
Net depreciable assets	81,560	84,493
Construction in progress	2,534	1,629
Land	7,069	7,048
Property, plant and equipment, net	$91,163	$93,170

Intangible Assets and Goodwill: Amounts allocated to intangible assets are amortized on a straight-line basis over their estimated useful lives.  Intangible asset values include the following:

		As of May 2, 2009
(In thousands)	Estimated Useful Life	Gross Carrying Value	Accumulated Amortization	Currency Translation	Net Carrying Value
Non-current amortizable intangible assets:
Engineering drawings	2.5-10 Yrs.	6,346	(4,241)	165	2,270
Distribution contracts	27 Yrs.	3,384	(405)	-	2,979
Customer relationships	6-11 Yrs.	7,409	(1,761)	(29)	5,619
Patents	4 Yrs.	209	(145)	-	64
Non-compete covenant	5 Yrs.	1,420	(648)	18	790
Total		18,768	(7,200)	154	11,722

Indefinite-lived intangible assets:
Trademarks	-	9,130	-	(58)	9,072
Total		$27,898	$(7,200)	$96	$20,794

		As of January 31, 2009
(In thousands)	Estimated Useful Life	Gross Carrying Value	Accumulated Amortization	Currency Translation	Net Carrying Value
Non-current amortizable intangible assets:
Engineering drawings	2.5-10 Yrs.	6,346	(3,824)	157	2,679
Distribution contracts	27 Yrs.	3,384	(373)	-	3,011
Customer relationships	6-11 Yrs.	7,409	(1,587)	(140)	5,682
Patents	4 Yrs.	209	(135)	-	74
Non-compete covenant	5 Yrs.	1,420	(580)	2	842
Total		18,768	(6,499)	19	12,288

Indefinite-lived intangible assets:
Trademarks	-	9,130	-	(125)	9,005
Total		$27,898	$(6,499)	$(106)	$21,293

The following table presents goodwill as of the dates indicated, as well as changes in the account during the period shown:

(In thousands)	Amount
Carrying amount as of January 31, 2009	$23,329
Currency translation	700
Carrying amount as of May 2, 2009	$24,029

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

A summary of warranty activity associated with continuing operations was as follows:

	Three Months Ended	Fiscal Year Ended
	May 2, 2009	January 31, 2009
(In thousands)
Accrued warranty costs at beginning of period	$4,990	$5,982
Payments for warranty obligations	(1,213)	(6,222)
Warranty accrual for current period sales	1,341	5,230
Accrued warranty costs at end of period	$5,118	$4,990

Derivative financial instruments A short-term foreign currency exchange rate derivative instrument was entered in January 2009 to manage our exposure to fluctuations in foreign currency exchange rates for certain contracts of our Canadian subsidiary that are not denominated in its functional currency.  We have obtained a current valuation for this foreign currency derivative instrument from a third-party pricing model using observable inputs (Level 2).  The estimated fair values of a derivative fluctuate over time and should be viewed in relation to the underlying transaction and the overall management of our exposure to fluctuations in the underlying risks. The fair value of this derivative as of May 2, 2009 is an asset of $0.5 million and is included in other current assets within our consolidated balance sheets.  Hedge accounting for our foreign currency derivative has not been pursued.  Changes in fair value of the derivative instrument are recorded in other (income) expense, net within our consolidated statements of operations and amounted to a $0.6 million unrealized gain for the quarter ended May 2, 2009.

Note 7. Equity

The Company has 100,005,000 common units issued and outstanding, which consist of both Common Units and Common B Units.  Additionally, the Company has Common A Units, none of which are issued or outstanding.  These three classes of Units have the same economic rights, however, the voting and transfer rights of the three classes differ. The Common Units are entitled to one vote per Common Unit and upon transfer shall remain designated as Common Units. The Common A Units are entitled to ten votes per Common A Unit and upon transfer are designated as Common Units.  The Common B Units are entitled to ten votes per Common B Unit and upon transfer may be designated by the transferor as Common B Units, Common A Units or Common Units.  As of May 2, 2009, the number of Common Units and Common B Units issued and outstanding was 48,255,000 and 51,750,000, respectively, and as of January 31, 2009 the number of Common Units and Common B Units issued and outstanding was 36,255,000 and 63,750,000, respectively.

Stewart & Stevenson LLC is a limited liability company, therefore, U.S. federal and certain state taxes are paid by the holders of our common units.  As a limited liability company, the common unit holders’ liability is limited to the capital invested in the Company.

Share-Based Compensation:  On September 5, 2007, our board of directors adopted the 2007 Incentive Compensation Plan (“Incentive Plan”). The Incentive Plan received the required approval of a majority of our unit holders and became effective on September 27, 2007.  In connection with the adoption and approval of the Incentive Plan, the compensation committee of the board, which has the responsibility to administer the Incentive Plan, made certain grants of restricted shares to our non-executive directors and certain members of our senior executive management. The grants to our five non-executive directors total 300,000 restricted shares vesting in five (5) 60,000 share tranches, with each such tranche vesting upon board service for a complete fiscal year. In addition, approximately 54,000 of the restricted shares granted to  former directors were earned as part of their service to the Company with the balance of these grants being forfeited at the end of their service to the Company. The grants to senior executive management total 110,000 restricted shares vesting in five (5) 22,000 share tranches, with each tranche vesting upon employment for a complete fiscal year.  The executive grants are subject to the achievement of net pre-tax income growth in the relevant fiscal year that exceeds the median net pre-tax income growth of a peer group of companies consisting of Schlumberger, Ltd., National Oilwell Varco, Inc., Weatherford International Ltd., Cameron International Corp. and BJ Services Company and are subject to acceleration in the case of an executive’s death or disability. As this performance condition was not met for Fiscal 2008, the Fiscal 2008 tranche of 22,000 restricted shares was forfeited.  All grants are subject to (i) the completion of an initial public equity offering, and (ii) accelerated vesting upon a change-in-control of the Company. No expense has been recognized for these grants because the contingent condition has not occurred and, as of May 2, 2009, diluted earnings per share excluded the approximately 442,000 contingent unvested restricted shares.

Note 8. Income Taxes

We expect our effective tax rate to be approximately 4.9% for Fiscal 2009, which excludes our distributions to our unit holders.  As a limited liability company, income is reported for federal and state income tax purposes (except for the Texas Margins tax and foreign taxes reported at the entity level) by our unit holders. During the periods ended May 2, 2009 and May 3, 2008, we recognized a tax benefit of $0.1 million and a tax expense of $0.2 million, respectively, of Texas Margins tax and $0.2 million and $0.1 million, respectively, of income tax expense associated with foreign jurisdictions. The difference between the effective tax rate expected for Fiscal 2009 and for the period ended May 2, 2009 is due to a loss in a foreign subsidiary for the current period.

Generally, we make quarterly distributions to our unit holders to fund their tax obligations. During the periods ended May 2, 2009 and May 3, 2008, we made tax distributions of $3.5 million and $12.3 million, respectively, to our unit holders.

Note 9. Litigation and Contingencies

We are defending an arbitration action brought against one of our suppliers and us. The action against our supplier alleges basic defects in four gas compression engines and a defective supply of spare parts. The claim against us alleges defective installation of spare parts and related overhaul services. The claimant seeks approximately $14 million in damages from our supplier and us. We believe that the claimant’s allegations and its claim for damages against us are without merit and that there are valid defenses thereto, and intend to defend the action vigorously.

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes statements that are, or may be deemed to be, “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements can be identified by the use of forward-looking terminology, including the terms “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will” or “should” or, in each case, their negative or other variations or comparable terminology.  These forward-looking statements include all matters that are not historical facts and are not limited to the outlook for our future business and financial performance.  They appear in a number of places throughout this report and include statements regarding our intentions, beliefs or current expectations concerning, among other things, our results of operations, financial condition, liquidity, prospects, growth, strategies and the industry in which we operate.  By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future and some of which are beyond our control.  We believe that these risks and uncertainties include:

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

•
the other factors described under “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended January 31, 2009, which is accessible on the Securities and Exchange Commission’s website at www.sec.gov.

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

Comparison of Results of Operations—Three Months Ended May 2, 2009 and May 3, 2008

Sales - For the three months ended May 2, 2009 our sales were $190.1 million, a decrease of $128.1 million, or 40.3%, compared to Fiscal 2008 sales of $318.3 million for the same period.  This decrease in sales was primarily attributable to the weakening U.S. and global economy, the tightening credit markets and lower gas and oil prices compared to the prior period and impacted all segments.  A breakdown of sales for the periods is as follows:

	For the Three Months Ended
	May 2, 2009	May 3, 2008	Change
(In thousands)			$	%
Sales
Equipment	$106,247	$215,876	$(109,629)	-50.8%
Aftermarket parts and service	78,415	95,328	(16,913)	-17.7%
Rental	5,466	7,068	(1,602)	-22.7%
Total sales	$190,128	$318,272	$(128,144)	-40.3%

Operating profit (loss)
Equipment	$6,784	$23,087	(16,303)	-70.6%
Aftermarket parts and service	9,118	10,511	(1,393)	-13.3%
Rental	628	1,298	(670)	-51.6%
Corporate	(7,525)	(7,649)	124	-1.6%
Total operating profit	$9,005	$27,247	$(18,242)	-67.0%

Operating profit percentage
Equipment	6.4%	10.7%
Aftermarket parts and service	11.6%	11.0%
Rental	11.5%	18.4%
Consolidated	4.7%	8.6%

Sales of equipment fell by 50.8%, or $109.6 million, during the three months ended May 2, 2009 compared to the same period in Fiscal 2008. The decrease in sales was primarily attributable to lower sales volumes in all product lines except power generation, with well stimulation, rigs and contract manufacturing sales representing the largest percentage of decline.

Aftermarket parts and service sales fell by $16.9 million to $78.4 million in the three months ended May 2, 2009 compared to $95.3 million in the comparable period of Fiscal 2008.  The decrease in aftermarket parts and service sales was primarily attributable to decreased parts sales ($10.0 million) and decreased service sales ($6.6 million).

Rental sales fell by 22.7%, or $1.6 million, in the three months ended May 2, 2009 compared to the same period of Fiscal 2008.

Gross profit – Our gross profit was $38.9 million for the three months ended May 2, 2009 compared to $62.1 million for the same period in Fiscal 2008, reflecting an increase in gross profit margin from 19.5% to 20.5%.  Our gross profit margin increased by 1.0 point due to a product mix change where higher margin aftermarket parts and service sales represent a higher percentage of total sales and cost containment measures, including headcount reductions, wage and salary cuts, indirect expense control and lower facility related expenses, undertaken by management in response to the lower sales volumes and general softness of the global economy. The equipment segment gross profit margin increased from 19.4% to 20.5%, an increase of 1.1 points. The aftermarket parts and service segment gross profit margin increased from 18.7% to 20.2%, an increase of 1.5 points. Equipment and aftermarket parts and service profit margins increased primarily due to the cost containment measures undertaken by management in response to the lower sales volumes and general softness of the global economy. The rental segment gross profit margin declined from 32.5% to 24.0%, a decrease of 8.5 points, as the result of lower utilization and higher depreciation.

Selling and administrative expenses – Selling and administrative expenses decreased by $3.3 million to $31.1 million for the three months ended May 2, 2009 as a result of the cost containment measures undertaken by management.  Selling and administrative expenses as a percentage of sales increased to 16.3% from 10.8% for the three months ended May 3, 2008, mainly as a result of lower sales volumes.

Other income/expense, net – Other income increased by $1.7 million to a gain of $1.2 million for the three months ended May 2, 2009, mainly as the result of foreign currency transaction gains associated with our Canadian subsidiary and unrealized gains associated with our foreign currency derivative instrument.

Operating profit – Our operating profit decreased to $9.0 million, or 4.7% of sales, during the three months ended May 2, 2009, from $27.2 million, or 8.6% of sales, in the same period of Fiscal 2008, primarily as the result of lower sales.

Interest expense, net - Interest expense for the three months ended May 2, 2009 decreased by $1.1 million over the same period in Fiscal 2008 mainly as a result of lower interest rates for our revolving credit facility indebtedness, lower outstanding balances and income earned on a past due receivable balance.

Segment Results Comparison – Three Months Ended May 2, 2009 and May 3, 2008

Equipment – Operating profit generated by the equipment segment decreased to $6.8 million, or 6.4% of sales, for the three months ended May 2, 2009 from $23.1 million, or 10.7% of sales, for the same period in Fiscal 2008 primarily due to lower sales volumes. The $16.3 million decrease in operating profit was attributable to a decrease of $21.3 million in sales volume partially offset by an increase in margin rate of $5.0 million.

Our equipment order backlog as of May 2, 2009 was $225.5 million, as compared to $442.9 million on May 3, 2008, a decrease of 49.1%.  We expect to recognize a significant portion of this equipment order backlog as revenue during the remainder of Fiscal 2009.

Aftermarket Parts and Service – Operating profit generated by the aftermarket parts and service segment decreased to $9.1 million in the three months ended May 2, 2009 from $10.5 million in the same period of Fiscal 2008, representing an increase in operating profit percentage from 11.0% to 11.6%.  The decrease in operating profit was primarily attributable to a decrease in sales volume of $3.2 million partially offset by an increase in margin rate of $1.8 million.

Rental – Operating profit generated by the rental segment decreased to $0.6 million in the three months ended May 2, 2009, from $1.3 million of operating profit generated in the same period of Fiscal 2008.  Operating profit percentage decreased to 11.5% for the three months ended May 2, 2009 from 18.4% for the same period in Fiscal 2008 mainly as a result of lower sales volumes.

Corporate - Corporate and administrative expenses decreased to $7.5 million in the three months ended May 2, 2009 compared to $7.6 million in the same period of 2008, and increased as a percentage of sales from 2.4% to 4.0% as a result of lower sales volumes.

Liquidity and Capital Resources

Our principal source of liquidity is cash generated by operations. We also have a $250 million asset-based revolving credit facility which we draw upon when necessary to satisfy our working capital needs and generally pay down with available cash. Our liquidity needs are primarily driven by changes in working capital associated with execution of large manufacturing projects. While many of our contracts include advance customer deposits and progress billings, some international contracts provide for substantial portions of funding under confirmed letters of credit upon delivery of the products. For the remainder of Fiscal 2009, our working capital may decrease as certain large contracts are completed.

During the three months ended May 2, 2009, we used net cash in operating activities of $11.2 million compared to net cash used in operating activities of $4.4 million during the three months ended May 3, 2008. The cash used in operating activities during the three months ended May 2, 2009 consisted of $3.7 million of cash generated by net earnings and depreciation and amortization of $5.0 million, offset by changes in operating assets and liabilities of $19.9 million. Changes in operating assets and liabilities were the result of decreases in accounts receivable and increases in billings in excess of incurred costs and other, which in aggregate totaled $32.7 million and which were offset by increases in recoverable costs and accrued profits not yet billed and inventories and decreases in accounts payable, accrued payrolls, and customer deposits which in aggregate totaled $52.6 million.

During the three months ended May 3, 2008, we used net cash from operating activities of $4.4 million. The cash used by operating activities consisted of $29.9 million as a result of changes in operating assets and liabilities, primarily due to the increasing working capital needs driven by increasing sales volumes, partially offset by $25.5 million of cash generated by net earnings, adjusted for non-cash items. The change in operating assets and liabilities is the result of increases in recoverable costs and accrued profits not yet billed, accounts receivable  and other and a decrease in accounts payable, which in aggregate totaled $43.9 million and which were partially offset by changes in inventory, deposits and billings in excess of incurred costs, which in aggregate totaled $14.0 million.

Net cash used in investing activities was $2.2 million during the three months ended May 2, 2009. This included $1.3 million of capital expenditures and $0.9 million related to additions to our rental fleet. Net cash used in investing activities was $4.9 million during the three months ended May 3, 2008, primarily for capital expenditures of $2.0 million and $2.9 million related to additions to our rental fleet.

Net cash provided by financing activities was $13.9 million during the three months ended May 2, 2009. This included $17.7 million in net borrowings from our revolving credit facility partially offset by tax distributions to holders of common units of $3.5 million and deferred financing costs of $0.4 million.  Net cash provided by financing activities was $0.7 million during the three months ended May 3, 2008. This included $13.5 million in net borrowings from our revolving credit facility which was offset by tax distributions to holders of common units of $12.3 million and deferred financing costs of $0.5 million.

As of May 2, 2009, our cash and cash equivalent balance was $1.7 million, reflecting timing of cash receipts, disbursements and borrowings under our revolving credit facility.

Current Resources

We have an asset-based revolving credit facility in the amount of $250.0 million with a $25.0 million sub-facility to be used by our Canadian subsidiary. The $250.0 million revolving credit facility, which matures in February 2012, is secured by substantially all accounts receivable, inventory and property, plant and equipment and provides for borrowings at LIBOR, plus a margin ranging from 1.25% to 2.00% per annum, based on our leverage ratios, as specified in the credit agreement. Based on the outstanding borrowings, letters of credit issued and the terms of the asset-based revolving credit facility, our available borrowing capacity was approximately $87.0 million at May 2, 2009.

As of May 2, 2009, borrowings under our revolving credit facility and our senior notes were as follows:

(In thousands)
Revolving credit facility	$147,782
Unsecured senior notes	150,000
Total	$297,782

The revolving credit facility and the senior notes contain financial and operating covenants with which we must comply during the terms of the agreements.  These covenants include the maintenance of certain financial ratios, restrictions related to the incurrence of certain indebtedness and investments, and prohibition of the creation of certain liens.  The financial covenant for the revolving credit facility requires that we maintain a fixed charge coverage ratio, as defined in the agreement, of at least 1.1 to 1.0; however, this covenant does not take effect until our available borrowing capacity is $30.0 million or less.  The financial covenant for the senior notes indenture requires that, were we to incur additional indebtedness (subject to various exceptions set forth in the indenture), after giving effect to the incurrence of such additional indebtedness, we have a consolidated coverage ratio, as defined in the indenture, of at least 2.5 to 1.0. We were in compliance with all covenants as of May 2, 2009.

We incurred $3.3 million of capitalized legal and financing charges associated with establishing the original $250.0 million revolving credit facility, which are being amortized over the five year term of the facility. We also incurred $5.1 million of capitalized legal and financing charges associated with the issuance of the senior notes during the second quarter of Fiscal 2006.  These costs are being amortized over the eight year term of the notes.  During the three months ended May 2, 2009 and May 3, 2008, we incurred $0.4 million and $0.5 million, respectively, of capitalized legal and financing costs associated with the revolving credit facility.  As of May 2, 2009, $7.1 million of unamortized costs are included on the balance sheet.

We have funded, and expect to continue to fund, operations through cash flows generated by operating activities and borrowings under our revolving credit facility. We also expect that ongoing requirements for debt service and capital expenditures will be funded from these sources.

Our future liquidity requirements will be for working capital, capital expenditures, debt service and general corporate purposes.  Based on our current level of operations, we believe that cash flow from operations and available cash, together with available borrowings under our revolving credit facility, will be adequate to meet our short-term and long-term liquidity needs.  However, our ability to meet our working capital and debt service requirements is subject to future economic conditions and to financial, business and other factors, many of which are beyond our control. If we are not able to meet such requirements, we may be required to seek additional sources of capital.

We currently believe that we will make approximately $15.0 million of capital expenditures during Fiscal 2009.

Recent Accounting Pronouncements

For a discussion of recently adopted and not yet adopted accounting standards, see Note 2 in “— Notes to Condensed Consolidated Financial Statements.”

Item 3.  Quantitative and Qualitative Disclosures Regarding Market Risk

Foreign Exchange Risk

Our international subsidiaries in Colombia and Venezuela transact most of their business in their respective local currencies, while our Canadian subsidiary conducts its business in both Canadian and U.S. dollars. While local currency transactions arising from our Canadian operations represented approximately 4.3% of our revenue stream during the three months ended May 2, 2009, our results of operations were not significantly impacted by changes in currency exchange rates. A short-term foreign currency exchange rate derivative instrument was entered in January 2009 to manage our exposure to fluctuations in foreign currency exchange rates for certain contracts of our Canadian subsidiary that are not denominated in its functional currency.  The fair value of this derivative was an asset of $0.5 million as of May 2, 2009. Transactions denominated in local currencies generated by our Colombian and Venezuelan subsidiaries comprised approximately 5.5% of our revenue, resulting in insignificant impacts to our results of operations from fluctuation of these foreign currencies against the U.S. dollar.

Interest Rate Risk

We use variable-rate debt under our revolving credit facility to finance certain of our operations and capital expenditures.  Assuming the entire $250.0 million revolving credit facility was drawn, each quarter point change in interest rates would result in a $0.6 million change in annual interest expense.

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

Changes in Internal Control over Financial Reporting

Management, together with our CEO and CFO, evaluated the changes in our internal control over financial reporting during the quarter ended May 2, 2009. We determined that there were no changes in our internal control over financial reporting during the quarter ended May 2, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

We are defending an arbitration action brought against one of our suppliers and us. The action against our supplier alleges basic defects in four gas compression engines and a defective supply of spare parts. The claim against us alleges defective installation of spare parts and related overhaul services. The claimant seeks approximately $14 million in damages from our supplier and us. We believe that the claimant’s allegations and its claim for damages against us are without merit and that there are valid defenses thereto, and intend to defend the action vigorously.

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

Item 1A.  Risk Factors

For a discussion of our potential risks and uncertainties relating to our business and an investment in our senior notes, see the factors described under “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended January 31, 2009, which is accessible on the Securities and Exchange Commission’s website at www.sec.gov.  There have been no material changes to the risk factors disclosed in the Form 10-K.

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

June 16, 2009