Form 10-Q
period 2009-08-01
Stewart & Stevenson LLC
filed 2009-09-15
CIK 1381455

United States Securities and Exchange Commission
Washington, D.C.  20549

FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended August 1, 2009

or

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

There is no market for the registrant’s equity.  As of September 11, 2009, there were 100,005,000 common units outstanding.

* The registrant is currently not required to file reports, including this report, by Section 13 or 15(d) of the Securities Exchange Act of 1934 but is voluntarily filing this report with the Securities and Exchange Commission.

STEWART & STEVENSON LLC AND SUBSIDIARIES

EX-31.1: Certification

EX-31.2: Certification

EX-32.1: Certification

EX-32.2: Certification

PART I.	FINANCIAL INFORMATION

Item 1.   Financial Statements

Stewart & Stevenson LLC and Subsidiaries
Condensed Consolidated Balance Sheets

	As of
(In thousands, except units)	August 1, 2009	January 31, 2009
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$3,868	$2,006
Restricted cash	3,000	3,000
Accounts receivable, net	104,544	148,330
Recoverable costs and accrued profits not yet billed	31,664	54,975
Inventories, net	284,103	293,207
Other current assets	8,899	5,650
Total current assets	436,078	507,168
Property, plant and equipment, net	87,335	93,170
Goodwill and intangibles, net	47,167	44,622
Deferred financing costs and other assets	8,400	9,002
Total assets	$578,980	$653,962
Liabilities and shareholders' equity
Current liabilities:
Bank notes payable	$6,034	$4,921
Current portion of long-term debt	125	212
Accounts payable	45,675	87,383
Accrued payrolls and incentives	9,154	10,854
Billings in excess of incurred costs	35,914	27,960
Customer deposits	10,342	20,547
Other current liabilities	43,718	41,717
Total current liabilities	150,962	193,594
Long-term debt, net of current portion	250,234	280,237
Other long-term liabilities	580	187
Total liabilities	401,776	474,018
Commitments and contingencies
Shareholders' equity:
Common units, 100,005,000 units issued and outstanding	74,113	74,113
Accumulated other comprehensive income (loss)	3,852	(3,762)
Retained earnings	99,239	109,593
Total shareholders' equity	177,204	179,944
Total liabilities and shareholders' equity	$578,980	$653,962

See accompanying Notes to Condensed Consolidated Financial Statements

Stewart & Stevenson LLC and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	August 1, 2009	August 2, 2008	August 1, 2009	August 2, 2008
(In thousands, except per unit data)

Sales	$173,205	$334,195	$363,333	$652,467
Cost of sales	147,249	276,795	298,481	532,969

Gross profit	25,956	57,400	64,852	119,498

Selling and administrative expenses	31,622	36,329	62,676	70,684
Other (income) expense, net	(439)	901	(1,602)	1,397
Operating (loss) profit	(5,227)	20,170	3,778	47,417

Interest expense, net	5,520	6,209	10,725	12,553

(Loss) earnings before income taxes	(10,747)	13,961	(6,947)	34,864
Income tax (benefit) expense	(999)	883	(909)	1,232
Net (loss) earnings	$(9,748)	$13,078	$(6,038)	$33,632

Weighted average units outstanding:
Basic	100,005	100,005	100,005	100,005
Diluted	100,005	100,005	100,005	100,005

Net (loss) earnings per common unit
Basic	$(0.10)	$0.13	$(0.06)	$0.34
Diluted	$(0.10)	$0.13	$(0.06)	$0.34

See accompanying Notes to Condensed Consolidated Financial Statements

Stewart & Stevenson LLC and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Six Months Ended
(In thousands)	August 1, 2009	August 2, 2008
Operating activities
Net (loss) earnings	$(6,038)	$33,632
Adjustments to reconcile net (loss) earnings to net cash
(used in) provided by operating activities:
Amortization of deferred financing costs	1,006	1,020
Other non-cash items	(246)	-
Depreciation and amortization	9,388	8,949
Change in operating assets and liabilities:
Accounts receivable, net	45,351	20,965
Recoverable costs and accrued profits not yet billed	24,752	(40,161)
Inventories	12,920	25,057
Accounts payable	(42,658)	590
Accrued payrolls and incentives	(1,752)	1,452
Billings in excess of incurred costs	7,900	(153)
Customer deposits	(10,399)	(3,118)
Other current assets and liabilities	(1,047)	405
Other, net	(581)	(4,838)
Net cash provided by operating activities	38,596	43,800

Investing activities
Capital expenditures	(2,353)	(4,055)
Additions to rental equipment	(915)	(6,080)
Disposal of property, plant and equipment, net	377	9
Net cash used in investing activities	(2,891)	(10,126)

Financing activities
Change in short-term notes payable	414	1,372
Deferred financing costs	(375)	(551)
Changes in long-term revolving loans	(30,009)	(10,386)
Distributions to shareholders for tax obligations	(4,316)	(23,318)
Net cash used in financing activities	(34,286)	(32,883)

Effect of exchange rate on cash	443	(416)

Increase in cash and cash equivalents	1,862	375
Cash and cash equivalents, beginning of fiscal period	2,006	12,382
Cash and cash equivalents, end of fiscal period	$3,868	$12,757
Cash paid for:
Interest	$9,972	$11,627
Income taxes	$3,262	$3,675

See accompanying Notes to Condensed Consolidated Financial Statements

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

Note 2. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with Rule 10-01 of Regulation S-X for interim financial statements and do not include all information and footnotes required by United States (“U.S.”) generally accepted accounting principles (“GAAP”) for complete financial statements.  However, the information furnished herein reflects all normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented.  The results of operations for the three and six months ended August 1, 2009 are not necessarily indicative of the results that will be realized for the fiscal year ending January 31, 2010. These condensed consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K and the notes thereto for the year ended January 31, 2009.

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

Fiscal Year: Our fiscal year begins on February 1 of the year stated and ends on January 31 of the following year.  For example, our “Fiscal 2009” commenced on February 1, 2009 and will end on January 31, 2010.  We report results on the fiscal quarter method with each quarter comprising approximately 13 weeks. The second quarter of Fiscal 2009 commenced on May 3, 2009 and ended on August 1, 2009.

Consolidation:  The consolidated financial statements include the accounts of Stewart & Stevenson LLC and all enterprises in which we have a controlling interest.  All intercompany accounts and transactions have been eliminated. We do not have any variable-interest entities.

Reclassifications: Certain reclassifications have been made in the prior year consolidated financial statements to conform to the current period presentation. During the second quarter of 2009, the Company reclassified accrued contract costs from accounts payable and inventories, net to other current liabilities.

Recent Accounting Pronouncements: In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 141R, “Business Combinations,” (“SFAS 141R”). SFAS 141R provides guidance on how acquirers recognize and measure the consideration transferred, identifiable assets acquired, liabilities assumed, non-controlling interests and goodwill acquired in a business combination. SFAS 141R also expands required disclosures surrounding the nature and financial effects of business combinations. SFAS 141R is effective prospectively for fiscal years beginning after December 15, 2008. The adoption of SFAS 141R on February 1, 2009 is expected to impact certain aspects of our accounting for any future acquisitions or other business combinations which may be consummated, including the accounting for acquisition costs and determination of fair values assigned to certain purchased assets and liabilities.

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

In April 2008, the FASB issued FASB Staff Position (“FSP”) SFAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). This statement revises the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). The goal of FSP 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141R and other U.S. GAAP. FSP 142-3 is effective for fiscal years beginning after December 15, 2008. The adoption of FSP 142-3 on February 1, 2009 may impact certain aspects of our accounting for intangible assets and the determination of useful lives assigned to them in any future acquisitions or other business combinations.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”). This statement establishes general standards for accounting and disclosure of events occurring after the balance sheet date and prior to issuance of the financial statements. It sets the period during which management must evaluate events for inclusion via recognition and/or disclosure in the financial statements.  It defines events as either recognized or non-recognized and requires disclosure of the date through which events were evaluated. We have adopted the provisions of SFAS 165, which became effective for interim and annual reporting periods ending after June 15, 2009.  Subsequent events have been evaluated through the date the second quarter financial statements were issued on September 15, 2009 and have been either recognized and/or disclosed, when necessary, in our current period financial statements.

Note 3. Comprehensive Income

Total comprehensive income was as follows:

	For the Three Months Ended		For the Six Months Ended
(In thousands)	August 1, 2009	August 2, 2008	August 1, 2009	August 2, 2008
Net (loss) earnings	$(9,748)	$13,078	$(6,038)	$33,632

Currency translation gain/(loss)	5,969	(922)	7,614	(265)

Comprehensive (loss) income	$(3,779)	$12,156	$1,576	$33,367

The local currency is the functional currency for our South American and Canadian subsidiaries and, as such, assets and liabilities are translated into U.S. dollars at the period end exchange rates.  Income and expense items are translated at the average exchange rates during the period.  Translation adjustments resulting from changes in exchange rates are reported in other comprehensive income.  As of August 1, 2009 and August 2, 2008, the entire accumulated and other comprehensive gain (loss) balance consisted of currency translation adjustments.

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

Certain general and administrative costs which are incurred to support all operating segments are allocated to the segment operating results presented. Operating results by segment are as follows:

	For the Three Months Ended			For the Six Months Ended
	August 1, 2009		August 2, 2008	August 1, 2009	August 2, 2008
(In thousands)
Sales
Equipment	$101,085		$225,802	$207,332	$441,678
Aftermarket parts and service	67,201		100,706	145,616	196,034
Rental	4,919		7,687	10,385	14,755
Total sales	$173,205		$334,195	$363,333	$652,467

Operating profit (loss)
Equipment	$3,782		$17,352	$10,567	$40,439
Aftermarket parts and service	3,034		10,965	12,153	21,476
Rental	528		1,454	1,156	2,752
Corporate	(12,571)		(9,601)	(20,098)	(17,250)
Total operating profit (loss)	$(5,227)		$20,170	$3,778	$47,417

Operating profit percentage
Equipment	3.7%		7.7%	5.1%	9.2%
Aftermarket parts and service	4.5		10.9	8.3	11.0
Rental	10.7		18.9	11.1	18.7
Consolidated	(3.0	) %	6.0%	1.0%	7.3%

Note 5. Long-Term Debt

	As of
	August 1, 2009	January 31, 2009
(In thousands)
Unsecured senior notes	$150,000	$150,000
Revolving credit facility	100,167	130,219
Other debt	6,226	5,151
Total	256,393	285,370
Less: current portion of other debt	(6,159)	(5,133)
Long-term debt, net of current portion	$250,234	$280,237

Revolving Credit Facility: In February 2007, we amended our senior credit facility, increased the revolving facility to $250.0 million and added a $25.0 million sub-facility to be used by our Canadian subsidiary.  The amended $250.0 million revolving credit facility, which matures in February 2012, is an asset-based revolving credit facility which is secured by substantially all accounts receivable, inventory and property, plant and equipment and provides for borrowings at LIBOR plus a margin ranging from 1.25% to 2.00% per annum, based on our leverage ratios, as specified in the credit agreement.  As of August 1, 2009, borrowings under the facility bear interest at LIBOR plus 1.75%, or 3.50%.  A commitment fee of 0.30% to 0.375% per annum is payable on all unused portions of the revolving credit facility based on our leverage ratios.  Interest payments are due monthly, or as LIBOR contracts expire.  The revolving credit facility also has a $30.0 million sub-facility which may be used for letters of credit. The credit agreement limits available borrowings to certain percentages of our assets. As of August 1, 2009, there were $23.4 million of letters of credit outstanding.  Based on the outstanding borrowings, letters of credit issued and the terms of the asset-based revolving credit facility, our available borrowing capacity was approximately $70.1 million at August 1, 2009.

Unsecured Senior Notes: During the second quarter of Fiscal 2006, we issued $150.0 million of unsecured senior notes, bearing interest at 10% per annum and maturing in July 2014.

The revolving credit facility and the senior notes contain financial and operating covenants with which we must comply during the terms of the agreements.  These covenants include the maintenance of certain financial ratios, restrictions related to the incurrence of certain indebtedness and investments, and prohibition of the creation of certain liens.  The financial covenant for the revolving credit facility requires that we maintain a fixed charge coverage ratio, as defined in the agreement, of at least 1.1 to 1.0; however, this covenant does not take effect until our available borrowing capacity is $30.0 million or less.  The financial covenant for the senior notes indenture requires that, were we to incur additional indebtedness (subject to various exceptions set forth in the indenture), after giving effect to the incurrence of such additional indebtedness, we have a consolidated coverage ratio, as defined in the indenture, of at least 2.5 to 1.0. We were in compliance with all covenants as of August 1, 2009.

We incurred $3.3 million of capitalized legal and financing charges associated with establishing the original $250.0 million senior credit facility, which are being amortized over the five year term of the facility.  As a result of the amendment reducing the facility to $125.0 million in June 2006, we recorded a $1.5 million non-cash charge during the second quarter of Fiscal 2006 as interest expense.  We also incurred $5.1 million of capitalized legal and financing charges associated with the issuance of the $150.0 million of senior notes during the second quarter of Fiscal 2006.  These costs are being amortized over the eight year term of the notes.  During the first quarter of Fiscal 2007, we incurred $2.2 million of capitalized legal and financing costs associated with the February 2007 amendment to the senior credit facility. As of August 1, 2009, $6.6 million of unamortized costs are included in the balance sheet.

The estimated fair value of our senior notes is based on quoted market prices (Level 1). At August 1, 2009, our senior notes with a carrying value of $150.0 million had a fair value of $120.0 million.

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

Condensed Consolidating Balance Sheets

	As of August 1, 2009
	(Unaudited)
	Guarantor Entities	Non-Guarantor Entities	Eliminations	Consolidated Totals
(In thousands)
Current assets	$382,397	$53,681	$-	$436,078
Property, plant and equipment	82,534	4,801	-	87,335
Other assets	51,667	34,208	(30,308)	55,567
Total assets	$516,598	$92,690	$(30,308)	$578,980

Current liabilities	$131,356	$19,606	$-	$150,962
Intercompany payables (receivables)	(42,527)	42,527	-	-
Long-term liabilities	250,565	249	-	250,814
Shareholders' equity	177,204	30,308	(30,308)	177,204
Total liabilities and shareholders' equity	$516,598	$92,690	$(30,308)	$578,980

	As of January 31, 2009
	Guarantor Entities	Non-Guarantor Entities	Eliminations	Consolidated Totals

Current assets	$434,068	$73,100	$-	$507,168
Property, plant and equipment	89,472	3,698	-	93,170
Other assets	48,254	31,311	(25,941)	53,624
Total assets	$571,794	$108,109	$(25,941)	$653,962

Current liabilities	$169,940	$23,654	$-	$193,594
Intercompany payables (receivables)	(58,310)	58,310	-	-
Long-term liabilities	280,220	204	-	280,424
Shareholders' equity	179,944	25,941	(25,941)	179,944
Total liabilities and shareholders' equity	$571,794	$108,109	$(25,941)	$653,962

Condensed Consolidating Statements of Operations
(Unaudited)
	For the Three Months Ended August 1, 2009
(In thousands)	Guarantor Entities	Non-Guarantor Entities	Eliminations	Consolidated Totals
Sales	$150,551	$22,654	$-	$173,205
Cost of sales	126,522	20,727	-	147,249
Gross profit	24,029	1,927	-	25,956
Selling and administrative expenses	27,842	3,780	-	31,622
Equity in loss of subsidiaries	2,584	-	(2,584)	-
Other (income) expense, net	(1,321)	882	-	(439)
Operating loss	(5,076)	(2,735)	2,584	(5,227)
Interest expense, net	4,788	732	-	5,520
Loss before income taxes	(9,864)	(3,467)	2,584	(10,747)
Income tax (benefit) expense	(116)	(883)	-	(999)
Net loss	$(9,748)	$(2,584)	$2,584	$(9,748)

	For the Three Months Ended August 2, 2008
	Guarantor Entities	Non-Guarantor Entities	Eliminations	Consolidated Totals
Sales	$293,075	$41,120	$-	$334,195
Cost of sales	243,786	33,009	-	276,795
Gross profit	49,289	8,111	-	57,400
Selling and administrative expenses	30,475	5,854	-	36,329
Equity in earnings of subsidiaries	(1,116)	-	1,116	-
Other expense, net	730	171	-	901
Operating profit	19,200	2,086	(1,116)	20,170
Interest expense, net	5,438	771	-	6,209
Earnings before income taxes	13,762	1,315	(1,116)	13,961
Income tax expense	684	199	-	883
Net earnings	$13,078	$1,116	$(1,116)	$13,078

Condensed Consolidating Statements of Operations
(Unaudited)
	For the Six Months Ended August 1, 2009
(In thousands)	Guarantor Entities	Non-Guarantor Entities	Eliminations	Consolidated Totals
Sales	$319,595	$43,738	$-	$363,333
Cost of sales	260,692	37,789	-	298,481
Gross profit	58,903	5,949	-	64,852
Selling and administrative expenses	55,346	7,330	-	62,676
Equity in loss of subsidiaries	3,249	-	(3,249)	-
Other (income) expense, net	(2,803)	1,201	-	(1,602)
Operating profit (loss)	3,111	(2,582)	3,249	3,778
Interest expense, net	9,364	1,361	-	10,725
Loss before income taxes	(6,253)	(3,943)	3,249	(6,947)
Income tax (benefit) expense	(215)	(694)	-	(909)
Net loss	$(6,038)	$(3,249)	$3,249	$(6,038)

	For the Six Months Ended August 2, 2008
	Guarantor Entities	Non-Guarantor Entities	Eliminations	Consolidated Totals
Sales	$571,230	$81,237	$-	$652,467
Cost of sales	466,516	66,453	-	532,969
Gross profit	104,714	14,784	-	119,498
Selling and administrative expenses	60,192	10,492	-	70,684
Equity in earnings of subsidiaries	(1,843)	-	1,843	-
Other expense, net	756	641	-	1,397
Operating profit	45,609	3,651	(1,843)	47,417
Interest expense, net	11,079	1,474	-	12,553
Earnings before income taxes	34,530	2,177	(1,843)	34,864
Income tax expense	898	334	-	1,232
Net earnings	$33,632	$1,843	$(1,843)	$33,632

Condensed Consolidating Statements of Cash Flows
(Unaudited)

	For the Six Months Ended August 1, 2009
(In thousands)	Guarantor Entities	Non-Guarantor Entities	Eliminations	Consolidated Totals
Net cash provided by (used in):
Operating activities
Net loss	$(6,038)	$(3,249)	3,249	$(6,038)
Equity in loss of subsidiaries	3,249	-	(3,249)	-
Other adjustments	22,815	21,819	-	44,634
Operating activities	20,026	18,570	-	38,596
Investing activities	143	(3,034)	-	(2,891)
Financing activities	(19,679)	(14,607)	-	(34,286)
Effect of exchange rate on cash	-	443	-	443
Net increase in cash	490	1,372	-	1,862
Cash at the beginning of the period	26	1,980	-	2,006
Cash at the end of the period	$516	$3,352	$-	$3,868

	For the Six Months Ended August 2, 2008
	Guarantor Entities	Non-Guarantor Entities	Eliminations	Consolidated Totals
Net cash provided by (used in):
Operating activities
Net income	$33,632	$1,843	(1,843)	$33,632
Equity in earnings of subsidiaries	(1,843)	-	1,843	-
Other adjustments	22,873	(12,705)	-	10,168
Operating activities	54,662	(10,862)	-	43,800
Investing activities	(8,040)	(2,086)	-	(10,126)
Financing activities	(45,290)	12,407	-	(32,883)
Effect of exchange rate on cash	-	(416)	-	(416)
Net increase (decrease) in cash	1,332	(957)	-	375
Cash at the beginning of the period	5,957	6,425	-	12,382
Cash at the end of the period	$7,289	$5,468	$-	$12,757

Note 6. Significant Balance Sheet Accounts

Allowance for Doubtful Accounts:  Activity in the allowance for doubtful accounts was as follows:

	For the Three Months Ended		For the Six Months Ended
(In thousands)	August 1, 2009	August 2, 2008	August 1, 2009	August 2, 2008
Allowance for doubtful accounts at beginning of period	$3,830	$3,474	$3,599	$3,140
Additions to reserves	694	57	1,266	452
Writeoffs against allowance for doubtful accounts	(71)	(224)	(438)	(312)
Collections of previously reserved items	59	247	85	274
Allowance for doubtful accounts at end of period	$4,512	$3,554	$4,512	$3,554

Inventories:  Summarized below are the components of inventories:

	As of
(In thousands)	August 1, 2009	January 31, 2009

Inventory purchased under distributor agreements	$119,698	$124,844
Raw materials and spare parts	121,528	111,848
Work in process	42,877	56,515
Total Inventories, net	$284,103	$293,207

Raw materials and spare parts include OEM equipment and components used in the equipment segment.  The inventory balances above are stated net of inventory valuation allowances totaling $16.3 million and $13.0 million as of August 1, 2009 and January 31, 2009, respectively.

Property, Plant and Equipment:  Components of property, plant and equipment, net, were as follows:

	As of
(In thousands)	August 1, 2009	January 31, 2009

Machinery and equipment	$27,397	$25,841
Buildings and leasehold improvements	26,735	27,082
Rental equipment	62,551	63,947
Computer hardware and software	4,190	3,043
Accumulated depreciation	(42,144)	(35,420)
Net depreciable assets	78,729	84,493
Construction in progress	1,553	1,629
Land	7,053	7,048
Property, plant and equipment, net	$87,335	$93,170

Intangible Assets and Goodwill: Amounts allocated to intangible assets are amortized on a straight-line basis over their estimated useful lives.  Intangible asset values include the following:

		As of August 1, 2009
(In thousands)	Estimated Useful Life	Gross Carrying Value	Accumulated Amortization	Currency Translation	Net Carrying Value
Non-current amortizable intangible assets:
Engineering drawings	2.5-10 Yrs.	6,346	(4,685)	189	1,850
Distribution contracts	27 Yrs.	3,384	(436)	-	2,948
Customer relationships	6-11 Yrs.	7,409	(1,944)	350	5,815
Patents	4 Yrs.	209	(155)	-	54
Non-compete covenant	5 Yrs.	1,420	(720)	72	772
Total		18,768	(7,940)	611	11,439

Indefinite-lived intangible assets:
Trademarks	-	9,130	-	168	9,298
Total		$27,898	$(7,940)	$779	$20,737

		As of January 31, 2009
(In thousands)	Estimated Useful Life	Gross Carrying Value	Accumulated Amortization	Currency Translation	Net Carrying Value
Non-current amortizable intangible assets:
Engineering drawings	2.5-10 Yrs.	6,346	(3,824)	157	2,679
Distribution contracts	27 Yrs.	3,384	(373)	-	3,011
Customer relationships	6-11 Yrs.	7,409	(1,587)	(140)	5,682
Patents	4 Yrs.	209	(135)	-	74
Non-compete covenant	5 Yrs.	1,420	(580)	2	842
Total		18,768	(6,499)	19	12,288

Indefinite-lived intangible assets:
Trademarks	-	9,130	-	(125)	9,005
Total		$27,898	$(6,499)	$(106)	$21,293

The following table presents goodwill (relating entirely to our equipment segment) as of the dates indicated, as well as changes in the account during the period shown:

(In thousands)	Amount
Carrying amount as of January 31, 2009	$23,329
Currency translation	3,101
Carrying amount as of August 1, 2009	$26,430

During the second quarter, we determined that reduced orders had lowered our cash flow expectations for a reporting unit within our equipment segment and concluded that an indicator of impairment existed. We performed an interim impairment test, which indicated an impairment did not exist.  Our interim goodwill and indefinite-lived intangibles impairment test involved a comparison of the fair value of the reporting unit with the carrying value. The fair value was determined using discounted cash flows and other market-related valuation models, including earnings multiples and comparable asset market values. Certain estimates and judgments are required in the application of these fair value models. The discounted cash flow analysis consists of estimating the future cash flows that are directly associated with the reporting unit. These cash flows, in addition to the earnings multiples and comparable asset market values, are inherently subjective and require significant estimates based upon historical experience and future expectations, such as budgets and industry projections.  We believe the decline in activity in this reporting unit is temporary in nature and our estimates assume an improvement in orders in the near term.  A sustained period of depressed demand could result in a significant decline in the fair value of the reporting unit, and impairments may be necessary in future periods.

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

A summary of warranty activity was as follows:

	For the Three Months Ended		For the Six Months Ended
(In thousands)	August 1, 2009	August 2, 2008	August 1, 2009	August 2, 2008

Accrued warranty costs at beginning of period	$5,118	$5,898	$4,990	$5,982
Payments for warranty obligations	(2,348)	(1,617)	(3,561)	(3,215)
Warranty accrual for current period sales	1,861	1,411	3,202	2,920
Accrued warranty costs at end of period	$4,631	$5,692	$4,631	$5,687

Derivative financial instruments A short-term foreign currency exchange rate derivative instrument was entered in January 2009 to manage our exposure to fluctuations in foreign currency exchange rates for certain contracts of our Canadian subsidiary that are not denominated in its functional currency. The estimated fair values of a derivative fluctuate over time and should be viewed in relation to the underlying transaction and the overall management of our exposure to fluctuations in the underlying risks. The fair value of this derivative as of May 2, 2009 was an asset of $0.5 million and was included in other current assets. Hedge accounting for our foreign currency derivative was not pursued.  The derivative instrument was settled on May 22, 2009 and resulted in a realized gain of $1.4 million which was recorded in other (income) expense, net within our consolidated statements of operations.

Note 7. Equity

The Company has 100,005,000 common units issued and outstanding, which consist of both Common Units and Common B Units.  Additionally, the Company has Common A Units, none of which are issued or outstanding.  These three classes of Units have the same economic rights.  The voting and transfer rights of the three classes differ in that the Common Units are entitled to one vote per Common Unit and upon transfer shall remain designated as Common Units. The Common A Units are entitled to ten votes per Common A Unit and upon transfer will be designated as Common Units.  The Common B Units are entitled to ten votes per Common B Unit and upon transfer may be designated by the transferor as Common B Units, Common A Units or Common Units.  As of August 1, 2009, the number of Common Units and Common B Units issued and outstanding was 48,255,000 and 51,750,000, respectively, and as of January 31, 2009 the number of Common Units and Common B Units issued and outstanding was 36,255,000 and 63,750,000, respectively.

Stewart & Stevenson LLC is a limited liability company, therefore, U.S. federal and certain state taxes are paid by the holders of our common units.  As a limited liability company, the common unit holders’ liability is limited to the capital invested in the Company.

Share-Based Compensation:  On September 5, 2007, our board of directors adopted the 2007 Incentive Compensation Plan (“Incentive Plan”). The Incentive Plan received the required approval of a majority of our unit holders and became effective on September 27, 2007.  In connection with the adoption and approval of the Incentive Plan, the compensation committee of the board, which has the responsibility to administer the Incentive Plan, made certain grants of restricted shares to our non-executive directors and certain members of our senior executive management. The grants to our five non-executive directors total 300,000 restricted shares vesting in five (5) 60,000 share tranches, with each such tranche vesting upon board service for a complete fiscal year. In addition, approximately 54,000 restricted shares granted to former directors were earned as part of their service to the Company with the balance of these grants being forfeited at the end of their service to the Company. The grants to senior executive management total 110,000 restricted shares vesting in five (5) 22,000 share tranches, with each tranche vesting upon employment for a complete fiscal year.  The executive grants are subject to the achievement of net pre-tax income growth in the relevant fiscal year that exceeds the median net pre-tax income growth of a peer group of companies consisting of Schlumberger, Ltd., National Oilwell Varco, Inc., Weatherford International Ltd., Cameron International Corp. and BJ Services Company and are subject to acceleration in the case of an executive’s death or disability. As this performance condition was not met for Fiscal 2008, the Fiscal 2008 tranche of 22,000 restricted shares was forfeited.  All grants are subject to (i) the completion of an initial public equity offering, and (ii) accelerated vesting upon a change-in-control of the Company. No expense has been recognized for these grants because the contingent condition has not occurred and, as of August 1, 2009, diluted earnings per share excluded the approximately 442,000 contingent unvested restricted shares.

Note 8. Income Taxes

We expect our effective tax rate to be approximately 15.0% for Fiscal 2009, which excludes our distributions to our unit holders.  As a limited liability company, income is reported for federal and state income tax purposes (except for the Texas Margins tax and foreign taxes reported at the entity level) by our unit holders. During the three and six months ended August 1, 2009, we recognized a tax benefit of $0.1 million and $0.2 million, respectively, of Texas Margins tax and $0.9 million and $0.7 million, respectively, of income tax benefit associated with foreign jurisdictions. During the three and six months ended August 2, 2008, we recognized $0.6 million and $0.8 million, respectively, of Texas Margins tax and $0.3 million and $0.4 million, respectively, of income tax associated with foreign jurisdictions. The difference between the effective tax rate expected for Fiscal 2009 and for the period ended August 1, 2009 is due to losses for the current period.

Generally, we make quarterly distributions to our unit holders to fund their tax obligations. During the periods ended August 1, 2009 and August 2, 2008, we made tax distributions of $4.3 million and $23.3 million, respectively, to our unit holders.

Note 9. Litigation and Contingencies

We have been defending an arbitration action brought against one of our suppliers and us. The claim against our supplier alleged basic defects in four gas compression engines and a defective supply of spare parts. The claim against us alleged defective installation of spare parts and related overhaul services. The claimant sought approximately $14 million in damages from our supplier and us. In July 2009, all outstanding claims were settled against us and our supplier.  Our second quarter results of operations after insurance proceeds and receipt of certain inventory were negatively impacted by approximately $2.6 million, which is recorded in selling and administrative expenses. The settlement resolved the arbitration action and resulted in dismissal and release of all claims alleged.

The State of Texas has notified us that it will be conducting a sales and use tax audit for the fiscal years 2006 through 2008 set to begin in the third quarter of Fiscal 2009.  During the second quarter, management completed a preliminary analysis and recorded a charge of $3.4 million to selling and administrative expenses and other current liabilities.  This amount represents management’s best estimate of probable loss, though such loss could be higher or lower and remains subject to the audit by the State of Texas. We are in discussions with our customers and will attempt to recoup such sales tax where possible and will record such amounts, if any, upon receipt.

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

Comparison of Results of Operations—Three Months Ended August 1, 2009 and August 2, 2008

Sales - For the three months ended August 1, 2009 our sales were $173.2 million, a decrease of 48.2% compared to sales of $334.2 million for the prior period Fiscal 2008.  This decrease in sales was primarily attributable to the continued weakening of the U.S. and global economy, the tight credit markets and lower gas and oil prices compared to the prior period and impacted all segments.  A breakdown of sales for the periods is as follows:

	For the Three Months Ended			Three Month Change
	August 1, 2009		August 2, 2008	$	%
(In thousands)
Sales
Equipment	$101,085		$225,802	$(124,717)	-55.2%
Aftermarket parts and service	67,201		100,706	(33,505)	-33.3%
Rental	4,919		7,687	(2,768)	-36.0%
Total sales	$173,205		$334,195	$(160,990)	-48.2%

Operating profit (loss)
Equipment	$3,782		$17,352	$(13,570)	-78.2%
Aftermarket parts and service	3,034		10,965	(7,931)	-72.3%
Rental	528		1,454	(926)	-63.7%
Corporate	(12,571)		(9,601)	(2,970)	30.9%
Total operating profit	$(5,227)		$20,170	$(25,397)	-125.9%

Operating profit percentage
Equipment	3.7%		7.7%
Aftermarket parts and service	4.5		10.9
Rental	10.7		18.9
Consolidated	(3.0	) %	6.0%

Sales of equipment fell by 55.2%, or $124.7 million, during the three months ended August 1, 2009 compared to the same period in Fiscal 2008. The decrease in sales was primarily attributable to lower sales volumes in all product lines except power generation, with well stimulation, rigs and engine sales representing the largest percentage of decline.

Aftermarket parts and service sales fell by $33.5 million to $67.2 million in the three months ended August 1, 2009 compared to $100.7 million in the comparable period of Fiscal 2008.  The decrease in parts sales was $23.8 million compared with a decrease in service revenues of $9.7 million.

Rental sales fell by 36.0%, or $2.8 million, in the three months ended August 1, 2009 compared to the same period of Fiscal 2008.

Gross profit – Our gross profit was $26.0 million for the three months ended August 1, 2009 compared to $57.4 million for the same period in Fiscal 2008, reflecting a decrease in gross profit margin from 17.2% to 15.0%.  Our gross profit margin decreased by 2.2 points due to lower sales volumes partially offset by cost containment measures, including headcount reductions, wage and salary cuts, indirect expense control and lower facility related expenses, undertaken by management and the impact of which has not yet been fully realized. The equipment segment gross profit margin decreased from 16.3% to 14.7% due to higher unabsorbed manufacturing costs. Gross profit margin in the aftermarket parts and service segment decreased from 18.0% to 14.6% due to changes in sales mix and higher unabsorbed costs. The rental segment gross profit margin declined from 31.4% to 25.5% as the result of lower sales and its relation to the large amount of fixed cost associated with the rental fleet.

Selling and administrative expenses – Selling and administrative expenses decreased by $4.7 million to $31.6 million for the three months ended August 1, 2009.  The results of the current quarter include $7.0 million of charges related to the accrual of a probable sales tax liability ($3.4 million), settlement and defense of a claim ($2.6 million), the closure of a facility ($0.9 million) and employee severance ($0.1 million).  Selling and administrative expenses as a percentage of sales were 18.3% and 10.9% for the three months ended August 1, 2009 and August 2, 2008, respectively, mainly as a result of lower sales volumes and the $7.0 million of charges referenced above.

Other income/expense, net – Other income increased by $1.3 million to income of $0.4 million for the three months ended August 1, 2009, mainly as the result of foreign currency transaction gains associated with our Canadian subsidiary and realized gains associated with our foreign currency derivative instrument.

Operating profit/(loss) – Our operating loss of $5.2 million, or (3.0%) of sales, during the three months ended August 1, 2009, compares to operating profit of $20.2 million, or 6.0% of sales, in the same period of Fiscal 2008, primarily as the result of lower sales volumes and the $7.0 million of charges referenced above.

Interest expense, net - Interest expense for the three months ended August 1, 2009 decreased by $0.7 million over the same period in Fiscal 2008 mainly as a result of lower interest rates and outstanding borrowings on our revolving credit facility.

Segment Results Comparison – Three Months Ended August 1, 2009 and August 2, 2008

Equipment – Operating profit generated by the equipment segment decreased to $3.8 million, or 3.7% of sales, for the three months ended August 1, 2009 from $17.4 million, or 7.7% of sales, for the same period in Fiscal 2008 primarily due to lower sales volumes across all product lines, except power generation. The $13.6 million decrease in operating profit was attributable to a decrease of $20.4 million in sales volume partially offset by an increase in margin rate of $6.8 million.

Our equipment order backlog as of August 1, 2009 was $160.8 million, as compared to $430.0 million on August 2, 2008, a decrease of 62.6%.  We expect to recognize a significant portion of this equipment order backlog as revenue during the remainder of Fiscal 2009.

Aftermarket Parts and Service – Operating profit generated by the aftermarket parts and service segment decreased to $3.0 million in the three months ended August 1, 2009 from $11.0 million in the same period of Fiscal 2008, representing a decrease in operating profit percentage from 10.9% to 4.5%.  The decrease in operating profit was primarily attributable to decreases in sales volume of $6.0 million and in margin rate of $2.0 million.

Rental – Operating profit generated by the rental segment decreased to $0.5 million in the three months ended August 1, 2009, from $1.5 million of operating profit generated in the same period of Fiscal 2008.  Operating profit percentage decreased to 10.7% for the three months ended August 1, 2009 from 18.9% for the same period in Fiscal 2008 mainly as a result of lower sales volumes.

Corporate - Corporate and administrative expenses increased to $12.6 million in the three months ended August 1, 2009, including $6.0 million of charges related to the accrual of a probable sales tax liability ($3.4 million) and settlement and defense of a claim ($2.6 million), compared to $9.6 million in the same period of 2008, and increased as a percentage of sales from 2.9% to 7.3% as a result of these charges and lower sales volumes.

Comparison of Results of Operations—Six Months Ended August 1, 2009 and August 2, 2008

Sales - For the six months ended August 1, 2009 our sales were $363.3 million, a decrease of $289.1 million, or 44.3%, compared to Fiscal 2008 sales of $652.5 million for the same period.  This decrease in sales was primarily attributable to the continued weakening of the U.S. and global economy, the tight credit markets and lower gas and oil prices compared to the prior period and impacted all segments. A breakdown of sales for the periods is as follows:

	For the Six Months Ended		Six Month Change
	August 1, 2009	August 2, 2008	$	%
(In thousands)
Sales
Equipment	$207,332	$441,678	$(234,346)	-53.1%
Aftermarket parts and service	145,616	196,034	(50,418)	-25.7%
Rental	10,385	14,755	(4,370)	-29.6%
Total sales	$363,333	$652,467	$(289,134)	-44.3%

Operating profit (loss)
Equipment	$10,567	$40,439	$(29,872)	-73.9%
Aftermarket parts and service	12,153	21,476	(9,323)	-43.4%
Rental	1,156	2,752	(1,596)	-58.0%
Corporate	(20,098)	(17,250)	(2,848)	16.5%
Total operating profit	$3,778	$47,417	$(43,639)	-92.0%

Operating profit percentage
Equipment	5.1%	9.2%
Aftermarket parts and service	8.3	11.0
Rental	11.1	18.7
Consolidated	1.0%	7.3%

Sales of equipment fell by 53.1%, or $234.3 million, during the six months ended August 1, 2009 compared to the same period in Fiscal 2008. The decrease in sales was primarily attributable to lower sales volumes in all product lines except power generation, with well stimulation, rigs, seismic and engines representing the largest percentage of decline.

Aftermarket parts and service sales fell by $50.4 million to $145.6 million in the six months ended August 1, 2009 compared to $196.0 million in the comparable period of Fiscal 2008.  The decrease in aftermarket parts and service sales was primarily attributable to decreased parts sales of $34.0 million and decreased service sales of $16.4 million.

Rental sales fell by 29.6%, or $4.4 million, in the six months ended August 1, 2009 compared to the same period of Fiscal 2008.

Gross profit – Our gross profit was $64.9 million for the six months ended August 1, 2009 compared to $119.5 million for the same period in Fiscal 2008, reflecting a decrease in gross profit margin from 18.3% to 17.8%.  Our gross profit margin decreased by 0.5 points due to lower sales volumes, partially offset by cost containment measures, including headcount reductions, wage and salary cuts, indirect expense control and lower facility related expenses, undertaken by management in response to the lower sales volumes and general softness of the global economy. The equipment segment gross profit margin decreased from 17.9% to 17.7%. The aftermarket parts and service segment gross profit margin decreased from 18.3% to 17.6%. The rental segment gross profit margin declined from 31.9% to 24.7% as the result of lower sales and its relation to the large amount of fixed cost associated with the rental fleet.

Selling and administrative expenses – Selling and administrative expenses decreased by $8.0 million to $62.7 million for the six months ended August 1, 2009 including $7.9 million of charges related to the accrual of a probable sales tax liability ($3.4 million), settlement and defense of a claim ($3.5 million), the closure of a facility ($0.9 million) and employee severance ($0.1 million).  The decrease was a result of the cost containment measures undertaken by management.  Selling and administrative expenses as a percentage of sales increased to 17.3% from 10.8% for the six months ended August 1, 2009, mainly as a result of lower sales volumes and the $7.9 million of charges referenced above.

Other income/expense, net – Other income increased by $3.0 million to income of $1.6 million for the six months ended August 1, 2009, mainly as the result of foreign currency transaction gains associated with our Canadian subsidiary and realized gains associated with our foreign currency derivative instrument.

Operating profit – Our operating profit decreased to $3.8 million, or 1.0% of sales, during the six months ended August 1, 2009, from $47.4 million, or 7.3% of sales, in the same period of Fiscal 2008, primarily as the result of lower sales volumes and the $7.9 million of charges referenced above.

Interest expense, net - Interest expense for the six months ended August 1, 2009 decreased by $1.8 million over the same period in Fiscal 2008 mainly as a result of lower interest rates and outstanding borrowings on our revolving credit facility and income earned on a past due receivable balance.

Segment Results Comparison – Six Months Ended August 1, 2009 and August 2, 2008

Equipment – Operating profit generated by the equipment segment decreased to $10.6 million, or 5.1% of sales, for the six months ended August 1, 2009 from $40.4 million, or 9.2% of sales, for the same period in Fiscal 2008, primarily due to lower sales volumes. The $29.9 million decrease in operating profit was attributable to a decrease of $41.9 million in sales volume partially offset by an increase in margin rate of $12.0 million.

Our equipment order backlog as of August 1, 2009 was $160.8 million, as compared to $430.0 million on August 2, 2008, a decrease of 62.6%.  We expect to recognize a significant portion of this equipment order backlog as revenue during the remainder of Fiscal 2009.

Aftermarket Parts and Service – Operating profit generated by the aftermarket parts and service segment decreased to $12.2 million in the six months ended August 1, 2009 from $21.5 million in the same period of Fiscal 2008, representing a decrease in operating profit percentage from 11.0% to 8.3%.  The decrease in operating profit of $9.3 million was primarily attributable to decreases in sales volume of $9.2 million and margin rate of $0.1 million.

Rental – Operating profit generated by the rental segment decreased to $1.2 million in the six months ended August 1, 2009, from $2.8 million of operating profit generated in the same period of Fiscal 2008.  Operating profit percentage decreased to 11.1% for the six months ended August 1, 2009 from 18.7% for the same period in Fiscal 2008.

Corporate - Corporate and administrative expenses increased to $20.1 million in the six months ended August 1, 2009 including $6.9 million of charges related to the accrual of a probable sales tax liability ($3.4 million) and settlement and defense of a claim ($3.5 million), compared to $17.3 million in the same period of Fiscal 2008, and increased as a percentage of sales from 2.6% to 5.5% as a result of these charges and lower sales volumes.

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

During the six months ended August 1, 2009, net cash provided by operating activities was $38.6 million compared to net cash provided by operating activities of $43.8 million during the six months ended August 2, 2008. The cash provided by operating activities during the six months ended August 1, 2009 consisted of depreciation and amortization and other non-cash items of $10.1 million and changes in operating assets and liabilities of $34.5 million, partially offset by losses of $6.0 million. Changes in operating assets and liabilities were the result of decreases in accounts receivable, inventories and recoverable costs and accrued profits not yet billed and increases in billings in excess of incurred costs, which in aggregate totaled $90.9 million and which were offset by decreases in accounts payable, accrued payrolls, customer deposits and other, which in aggregate totaled $56.4 million.

During the six months ended August 2, 2008, we generated net cash from operating activities of $43.8 million. The cash generated by operating activities consisted of $33.6 million cash generated by net earnings, depreciation and amortization of $10.0 million, and changes in operating assets and liabilities of $0.2 million. Changes in operating assets and liabilities were the result of decreases in accounts receivable and inventories and increases in accrued payrolls and accounts payable, which in aggregate totaled $48.1 million and which were offset by changes in recoverable costs and accrued profits not yet billed, customer deposits and other which in aggregate totaled $47.9 million.

Net cash used in investing activities was $2.9 million during the six months ended August 1, 2009. This included $2.4 million of capital expenditures and $0.9 million related to additions to our rental fleet, partially offset by disposals of property, plant and equipment of $0.4 million. Net cash used in investing activities was $10.1 million during the six months ended August 2, 2008, primarily for capital expenditures of $4.0 million and $6.1 million related to additions to our rental fleet.

Net cash used in financing activities was $34.3 million during the six months ended August 1, 2009. This included $30.0 million in net payments to our revolving credit facility, tax distributions to holders of common units of $4.3 million and deferred financing costs of $0.4 million partially offset by an increase in notes payable of $0.4 million.  Net cash used in financing activities was $32.9 million during the six months ended August 2, 2008. This included $10.3 million in net payments on our revolving credit facility, tax distributions to holders of common units of $23.3 million and deferred financing costs of $0.6 million, partially offset by a $1.4 million increase in notes payable.

As of August 1, 2009, our cash and cash equivalent balance was $3.9 million, reflecting timing of cash receipts, disbursements and borrowings under our revolving credit facility.

Current Resources

We have an asset-based revolving credit facility in the amount of $250.0 million with a $25.0 million sub-facility to be used by our Canadian subsidiary. The $250.0 million revolving credit facility, which matures in February 2012, is secured by substantially all accounts receivable, inventory and property, plant and equipment and provides for borrowings at LIBOR, plus a margin ranging from 1.25% to 2.00% per annum, based on our leverage ratios, as specified in the credit agreement. Based on the outstanding borrowings, letters of credit issued and the terms of the asset-based revolving credit facility, our available borrowing capacity was approximately $70.1 million at August 1, 2009.

As of August 1, 2009, borrowings under our revolving credit facility and our senior notes were as follows:

(In thousands)
Unsecured senior notes	$150,000
Revolving credit facility	100,167
Total	$250,167

The revolving credit facility and the senior notes contain financial and operating covenants with which we must comply during the terms of the agreements.  These covenants include the maintenance of certain financial ratios, restrictions related to the incurrence of certain indebtedness and investments, and prohibition of the creation of certain liens.  The financial covenant for the revolving credit facility requires that we maintain a fixed charge coverage ratio, as defined in the agreement, of at least 1.1 to 1.0; however, this covenant does not take effect until our available borrowing capacity is $30.0 million or less.  The financial covenant for the senior notes indenture requires that, were we to incur additional indebtedness (subject to various exceptions set forth in the indenture), after giving effect to the incurrence of such additional indebtedness, we have a consolidated coverage ratio, as defined in the indenture, of at least 2.5 to 1.0. We were in compliance with all covenants as of August 1, 2009.

We have funded, and expect to continue to fund, operations through cash flows generated by operating activities and borrowings under our revolving credit facility. We also expect that ongoing requirements for debt service and capital expenditures will be funded from these sources.

Our future liquidity requirements will be for working capital, capital expenditures, debt service and general corporate purposes. Our borrowing capacity under the revolving credit facility is impacted by, amongst other factors, the amount of working capital and qualifying assets therein.  While we may continue to reduce outstanding borrowings under our revolving credit facility as working capital is converted to cash, it is possible that our borrowing capacity could decline in future periods. Based on our current level of operations, we believe that cash flow from operations and available cash, together with available borrowings under our revolving credit facility, will be adequate to meet our short-term and long-term liquidity needs.  However, our ability to meet our working capital and debt service requirements is subject to future economic conditions and to financial, business and other factors, many of which are beyond our control. If we are not able to meet such requirements, we may be required to seek additional sources of capital.

We currently believe that we will make approximately $8.0 million of capital expenditures in total during Fiscal 2009.

Recent Accounting Pronouncements

For a discussion of recently adopted and not yet adopted accounting standards, see Note 2 in “— Notes to Condensed Consolidated Financial Statements.”

Item 3.   Quantitative and Qualitative Disclosures Regarding Market Risk

Foreign Exchange Risk

Our international subsidiaries in Colombia and Venezuela transact most of their business in their respective local currencies, while our Canadian subsidiary conducts its business in both Canadian and U.S. dollars. While local currency transactions arising from our Canadian operations represented approximately 5.5% of our revenue stream during the six months ended August 1, 2009, our results of operations were not significantly impacted by changes in currency exchange rates. A short-term foreign currency exchange rate derivative instrument was entered in January 2009 to manage our exposure to fluctuations in foreign currency exchange rates for certain contracts of our Canadian subsidiary that are not denominated in its functional currency.  The derivative was settled in May 2009 resulting in a realized gain of $1.4 million. Transactions denominated in local currencies generated by our Colombian and Venezuelan subsidiaries comprised approximately 5.3% of our revenue, resulting in insignificant impacts to our results of operations from fluctuation of these foreign currencies against the U.S. dollar.

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

Changes in Internal Control over Financial Reporting

Management, together with our CEO and CFO, evaluated the changes in our internal control over financial reporting during the quarter ended August 1, 2009. We determined that there were no changes in our internal control over financial reporting during the quarter ended August 1, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

We have been defending an arbitration action brought against one of our suppliers and us. The claim against our supplier alleged basic defects in four gas compression engines and a defective supply of spare parts. The claim against us alleged defective installation of spare parts and related overhaul services. The claimant sought approximately $14 million in damages from our supplier and us. In July 2009, all outstanding claims were settled against us and our supplier.  Our second quarter results of operations after insurance proceeds and receipt of certain inventory were negatively impacted by approximately $2.6 million, which is recorded in selling and administrative expenses. The settlement resolved the arbitration action and resulted in dismissal and release of all claims alleged.

The State of Texas has notified us that it will be conducting a sales and use tax audit for the fiscal years 2006 through 2008 set to begin in the third quarter of Fiscal 2009.  During the second quarter, management completed a preliminary analysis and recorded a charge of $3.4 million to selling and administrative expenses and other current liabilities.  This amount represents management’s best estimate of probable loss, though such loss could be higher or lower and remains subject to the audit by the State of Texas. We are in discussions with our customers and will attempt to recoup such sales tax where possible and will record such amounts, if any, upon receipt.

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

September 15, 2009