Form 10-Q
period 2009-10-31
Stewart & Stevenson LLC
filed 2009-12-15
CIK 1381455

United States Securities and Exchange Commission
Washington, D.C.  20549

FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 31, 2009

or

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

There is no market for the registrant’s equity.  As of December 11, 2009, there were 100,005,000 common units outstanding.

* The registrant is currently not required to file reports, including this report, by Section 13 or 15(d) of the Securities Exchange Act of 1934 but is voluntarily filing this report with the Securities and Exchange Commission.

STEWART & STEVENSON LLC AND SUBSIDIARIES

EX-31.1: Certification
EX-31.2: Certification
EX-32.1: Certification
EX-32.2: Certification

PART I.	FINANCIAL INFORMATION

Item 1.   Financial Statements

Stewart & Stevenson LLC and Subsidiaries
Condensed Consolidated Balance Sheets

	As of
(In thousands, except units)	October 31, 2009	January 31, 2009
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$2,857	$2,006
Restricted cash	3,000	3,000
Accounts receivable, net	120,975	148,330
Recoverable costs and accrued profits not yet billed	16,741	54,975
Inventories, net	279,780	293,207
Other current assets	9,241	5,650
Total current assets	432,594	507,168
Property, plant and equipment, net	83,281	93,170
Goodwill and intangibles, net	46,289	44,622
Deferred financing costs and other assets	8,258	9,002
Total assets	$570,422	$653,962
Liabilities and shareholders' equity
Current liabilities:
Bank notes payable	$8,198	$4,921
Current portion of long-term debt	103	212
Accounts payable	52,627	87,383
Accrued payrolls and incentives	7,514	10,854
Billings in excess of incurred costs	26,485	27,960
Customer deposits	8,723	20,547
Other current liabilities	49,725	41,717
Total current liabilities	153,375	193,594
Long-term debt, net of current portion	248,723	280,237
Other long-term liabilities	563	187
Total liabilities	402,661	474,018
Commitments and contingencies
Shareholders' equity:
Common units, 100,005,000 units issued and outstanding	74,113	74,113
Accumulated other comprehensive income (loss)	3,849	(3,762)
Retained earnings	89,799	109,593
Total shareholders' equity	167,761	179,944
Total liabilities and shareholders' equity	$570,422	$653,962

See accompanying Notes to Condensed Consolidated Financial Statements

Stewart & Stevenson LLC and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	October 31, 2009	November 1, 2008	October 31, 2009	November 1, 2008
(In thousands, except per unit data)

Sales	$167,263	$307,739	$530,596	$960,206
Cost of sales	143,591	250,130	442,072	783,099

Gross profit	23,672	57,609	88,524	177,107

Selling and administrative expenses	25,691	34,839	88,367	105,523
Other expense (income), net	208	489	(1,394)	1,886
Operating (loss) profit	(2,227)	22,281	1,551	69,698

Interest expense, net	5,568	6,249	16,293	18,802

(Loss) earnings before income taxes	(7,795)	16,032	(14,742)	50,896
Income tax expense (benefit)	393	234	(516)	1,466
Net (loss) earnings	$(8,188)	$15,798	$(14,226)	$49,430

Weighted average units outstanding:
Basic	100,005	100,005	100,005	100,005
Diluted	100,005	100,005	100,005	100,005

Net (loss) earnings per common unit:
Basic	$(0.08)	$0.16	$(0.14)	$0.49
Diluted	$(0.08)	$0.16	$(0.14)	$0.49

See accompanying Notes to Condensed Consolidated Financial Statements

Stewart & Stevenson LLC and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended
(In thousands)	October 31, 2009	November 1, 2008
Operating activities
Net (loss) earnings	$(14,226)	$49,430
Adjustments to reconcile net (loss) earnings to net cash
provided by operating activities:
Amortization of deferred financing costs	1,509	1,477
Other non-cash items	249	-
Depreciation and amortization	14,257	13,380
Change in operating assets and liabilities:
Accounts receivable, net	28,394	(24,668)
Recoverable costs and accrued profits not yet billed	39,853	(40,126)
Inventories	17,268	4,617
Accounts payable	(35,766)	21,481
Accrued payrolls and incentives	(3,598)	(1,617)
Billings in exess of incurred costs	(1,508)	(2,058)
Customer deposits	(11,994)	383
Other current assets and liabilities	5,681	4,191
Other, net	(2,040)	(1,479)
Net cash provided by operating activities	38,079	25,011

Investing activities
Capital expenditures	(2,659)	(6,737)
Additions to rental equipment	(729)	(15,759)
Disposal of property, plant and equipment, net	413	7
Net cash used in investing activities	(2,975)	(22,489)

Financing activities
Change in short-term notes payable	2,471	2,909
Deferred financing costs	(375)	(375)
Changes in long-term revolving loans	(31,518)	13,089
Distributions to shareholders for tax obligations	(5,568)	(28,599)
Net cash used in financing activities	(34,990)	(12,976)

Effect of exchange rate on cash	737	252

Increase (decrease) in cash and cash equivalents	851	(10,202)
Cash and cash equivalents, beginning of fiscal period	2,006	12,382
Cash and cash equivalents, end of fiscal period	$2,857	$2,180
Cash paid for:
Interest	$11,306	$13,458
Income taxes	$2,769	$3,264

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

Note 2. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with Rule 10-01 of Regulation S-X for interim financial statements and do not include all information and footnotes required by United States (“U.S.”) generally accepted accounting principles (“GAAP”) for complete financial statements.  However, the information furnished herein reflects all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented.  The results of operations for the three and nine months ended October 31, 2009 are not necessarily indicative of the results that will be realized for the fiscal year ending January 31, 2010. These condensed consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K and the notes thereto for the year ended January 31, 2009.

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

Fiscal Year: Our fiscal year begins on February 1 of the year stated and ends on January 31 of the following year.  For example, our “Fiscal 2009” commenced on February 1, 2009 and will end on January 31, 2010.  We report results on the fiscal quarter method with each quarter comprising approximately 13 weeks. The third quarter of Fiscal 2009 commenced on August 2, 2009 and ended on October 31, 2009.

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

Recent Accounting Pronouncements

Business Combinations:  In December 2007, the Financial Accounting Standards Board (“FASB”) issued revised and clarified authoritative guidance on how acquirers recognize and measure the consideration transferred, identifiable assets acquired, liabilities assumed, non-controlling interests and goodwill acquired in a business combination. The required disclosures surrounding the nature and financial effects of business combinations have also been expanded. The new guidance was effective prospectively for fiscal years beginning after December 15, 2008. The Company adopted the revised guidance on February 1, 2009 and it is expected to impact certain aspects of our accounting for any future acquisitions or other business combinations which may be consummated, including the accounting for acquisition costs and determination of fair values assigned to certain purchased assets and liabilities.

Disclosures about Derivative Instruments and Hedging Activities:  In March 2008, the FASB issued new and expanded authoritative guidance that requires qualitative disclosures about a company’s objectives and strategies with respect to its use of derivative instruments, quantitative disclosures about the fair value, gains and losses of its derivative contracts and details of credit-risk-related contingent features in hedged positions. This guidance requires disclosure of how and why a company uses and accounts for derivative instruments and their related hedged items and their effects on its financial position, financial performance and cash flows. The new guidance was effective prospectively for fiscal years beginning on or after November 15, 2008. The Company adopted the new guidance on February 1, 2009 and it did not have a material impact on the notes and disclosures to our consolidated financial statements.

Determination of the Useful Life of Intangible Assets:  In April 2008, the FASB provided new authoritative guidance that revised the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset.  The goal of this guidance is to improve the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset.  This new guidance was effective for fiscal years beginning after December 15, 2008. The Company adopted the new guidance on February 1, 2009 and it may impact certain aspects of our accounting for intangible assets and the determination of useful lives assigned to them in any future acquisitions or other business combinations.

Subsequent Events:   In May 2009, the FASB established standards related to accounting for and disclosure of events occurring after the balance sheet date and prior to issuance of the financial statements. This standard sets the period during which management must evaluate events for inclusion via recognition and/or disclosure in the financial statements.  The standard also defines events as either recognized or non-recognized and requires disclosure of the date through which events were evaluated. We have adopted the provisions of this new standard, which became effective for interim and annual reporting periods ending after June 15, 2009.  Subsequent events have been evaluated through the date the third quarter financial statements were issued on December 15, 2009 and have been either recognized and/or disclosed, when necessary, in our current period financial statements.

Note 3. Comprehensive Income

Total comprehensive income was as follows:

	For the Three Months Ended		For the Nine Months Ended
(In thousands)	October 31, 2009	November 1, 2008	October 31, 2009	November 1, 2008
Net (loss) earnings	$(8,188)	$15,798	$(14,226)	$49,430
Currency translation (loss) gain	(2)	(11,076)	7,612	(11,342)

Comprehensive (loss) gain	$(8,190)	$4,722	$(6,614)	$38,088

The local currency is the functional currency for our South American and Canadian subsidiaries and, as such, assets and liabilities are translated into U.S. dollars at the period end exchange rates.  Income and expense items are translated at the average exchange rates during the period.  Translation adjustments resulting from changes in exchange rates are reported in other comprehensive income.  As of October 31, 2009 and November 1, 2008, the entire accumulated and other comprehensive (loss) gain consisted of currency translation adjustments.

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

Certain general and administrative costs which are incurred to support all operating segments are allocated to the segment operating results presented. Operating results by segment are as follows:

	For the Three Months Ended			For the Nine Months Ended
	October 31, 2009		November 1, 2008	October 31, 2009	November 1, 2008
(In thousands)
Sales
Equipment	$96,551		$188,945	$303,883	$630,624
Aftermarket parts and service	65,873		99,620	211,489	295,654
Rental	4,839		19,174	15,224	33,928
Total sales	$167,263		$307,739	$530,596	$960,206

Operating profit (loss)
Equipment	$3,725		$15,168	$14,291	$55,607
Aftermarket parts and service	2,198		12,283	14,351	33,759
Rental	417		5,369	1,573	8,121
Corporate	(8,567)		(10,539)	(28,664)	(27,789)
Total operating (loss) profit	$(2,227)		$22,281	$1,551	$69,698

Operating profit (loss) percentage
Equipment	3.9%		8.0%	4.7%	8.8%
Aftermarket parts and service	3.3		12.3	6.8	11.4
Rental	8.6		28.0	10.3	23.9
Consolidated	(1.3	) %	7.2%	0.3%	7.3%

Note 5. Long-Term Debt

	As of
	October 31, 2009	January 31, 2009
(In thousands)
Unsecured senior notes	$150,000	$150,000
Revolving credit facility	98,668	130,219
Other debt	8,356	5,151
Total	257,024	285,370
Less: current portion of other debt	(8,301)	(5,133)
Long-term debt, net of current portion	$248,723	$280,237

Revolving Credit Facility: In February 2007, we amended our senior credit facility, increased the revolving facility to $250.0 million and added a $25.0 million sub-facility to be used by our Canadian subsidiary.  The amended $250.0 million revolving credit facility, which matures in February 2012, is an asset-based revolving credit facility which is secured by substantially all accounts receivable, inventory and property, plant and equipment and provides for borrowings at LIBOR plus a margin ranging from 1.25% to 2.00% per annum, based on our leverage ratios, as specified in the credit agreement.  As of October 31, 2009, borrowings under the facility bear interest at a weighted average interest rate of 2.45%.  A commitment fee of 0.30% to 0.375% per annum is payable on all unused portions of the revolving credit facility based on our leverage ratios.  Interest payments are due monthly, or as LIBOR contracts expire.  The revolving credit facility also has a $30.0 million sub-facility which may be used for letters of credit. The credit agreement limits available borrowings to certain percentages of our assets. As of October 31, 2009, there were $20.4 million of letters of credit outstanding.  Based on the outstanding borrowings, letters of credit issued and the terms of the asset-based revolving credit facility, our available borrowing capacity was approximately $60.0 million at October 31, 2009.

Unsecured Senior Notes: During the second quarter of Fiscal 2006, we issued $150.0 million of unsecured senior notes, bearing interest at 10% per annum and maturing in July 2014.

The revolving credit facility and the senior notes contain financial and operating covenants with which we must comply during the terms of the agreements.  These covenants include the maintenance of certain financial ratios, restrictions related to the incurrence of certain indebtedness and investments, and prohibition of the creation of certain liens.  We were in compliance with all covenants as of October 31, 2009.  The financial covenant for the revolving credit facility requires that we maintain a fixed charge coverage ratio, as defined in the agreement, of at least 1.1 to 1.0; however, this covenant does not take effect until our available borrowing capacity is $30.0 million or less.  The financial covenant for the senior notes indenture requires that, were we to incur additional indebtedness (subject to various exceptions set forth in the indenture), after giving effect to the incurrence of such additional indebtedness, we have a consolidated coverage ratio, as defined in the indenture, of at least 2.5 to 1.0.

We incurred $3.3 million of capitalized legal and financing charges associated with establishing the original $250.0 million senior credit facility, which are being amortized over the five year term of the facility.  As a result of the amendment reducing the facility to $125.0 million in June 2006, we recorded a $1.5 million non-cash charge during the second quarter of Fiscal 2006 as interest expense.  We also incurred $5.1 million of capitalized legal and financing charges associated with the issuance of the $150.0 million of senior notes during the second quarter of Fiscal 2006.  These costs are being amortized over the eight year term of the notes.  During the first quarter of Fiscal 2007, we incurred $2.2 million of capitalized legal and financing costs associated with the February 2007 amendment to the senior credit facility. As of October 31, 2009, $6.1 million of unamortized costs are included in the balance sheet.

The estimated fair value of our senior notes is based on quoted market prices (Level 1). At October 31, 2009, our senior notes with a carrying value of $150.0 million had a fair value of $138.0 million.

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

The following condensed consolidating financial statements present separately the financial position, results of operations and cash flows of the co-issuers/guarantors (“Guarantor Entities”), and all non-guarantor subsidiaries of the Company (“Non-Guarantor Entities”) based on the equity method of accounting.

Condensed Consolidating Balance Sheets

	As of October 31, 2009
	(Unaudited)
	Guarantor Entities	Non-Guarantor Entities	Eliminations	Consolidated Totals
(In thousands)
Current assets	$381,052	$51,542	$-	$432,594
Property, plant and equipment	78,645	4,636	-	83,281
Other assets	46,864	33,594	(25,911)	54,547
Total assets	$506,561	$89,772	$(25,911)	$570,422

Current liabilities	$133,395	$19,980	$-	$153,375
Intercompany (receivables) payables	(43,661)	43,661	-	-
Long-term liabilities	249,066	220	-	249,286
Shareholders' equity	167,761	25,911	(25,911)	167,761
Total liabilities and shareholders' equity	$506,561	$89,772	$(25,911)	$570,422

	As of January 31, 2009
	Guarantor Entities	Non-Guarantor Entities	Eliminations	Consolidated Totals

Current assets	$434,068	$73,100	$-	$507,168
Property, plant and equipment	89,472	3,698	-	93,170
Other assets	48,254	31,311	(25,941)	53,624
Total assets	$571,794	$108,109	$(25,941)	$653,962

Current liabilities	$169,940	$23,654	$-	$193,594
Intercompany (receivables) payables	(58,310)	58,310	-	-
Long-term liabilities	280,220	204	-	280,424
Shareholders' equity	179,944	25,941	(25,941)	179,944
Total liabilities and shareholders' equity	$571,794	$108,109	$(25,941)	$653,962

Condensed Consolidating Statements of Operations
(Unaudited)
	For the Three Months Ended October 31, 2009
(In thousands)	Guarantor Entities	Non-Guarantor Entities	Eliminations	Consolidated Totals
Sales	$150,681	$16,582	$-	$167,263
Cost of sales	126,074	17,517	-	143,591
Gross profit (loss)	24,607	(935)	-	23,672
Selling and administrative expenses	21,494	4,197	-	25,691
Equity in loss of subsidiaries	4,394	-	(4,394)	-
Other expense, net	32	176	-	208
Operating loss	(1,313)	(5,308)	4,394	(2,227)
Interest expense, net	4,801	767	-	5,568
Loss before income taxes	(6,114)	(6,075)	4,394	(7,795)
Income tax expense (benefit)	2,074	(1,681)	-	393
Net loss	$(8,188)	$(4,394)	$4,394	$(8,188)

	For the Three Months Ended November 1, 2008
	Guarantor Entities	Non-Guarantor Entities	Eliminations	Consolidated Totals
Sales	$282,562	$25,177	$-	$307,739
Cost of sales	227,753	22,377	-	250,130
Gross profit	54,809	2,800	-	57,609
Selling and administrative expenses	30,749	4,090	-	34,839
Equity in loss of subsidiaries	1,504	-	(1,504)	-
Other expense (income), net	697	(208)	-	489
Operating profit (loss)	21,859	(1,082)	1,504	22,281
Interest expense, net	5,522	727	-	6,249
Earnings (loss) before income taxes	16,337	(1,809)	1,504	16,032
Income tax expense (benefit)	539	(305)	-	234
Net earnings (loss)	$15,798	$(1,504)	$1,504	$15,798

Condensed Consolidating Statements of Operations
(Unaudited)
	For the Nine Months Ended October 31, 2009
(In thousands)	Guarantor Entities	Non-Guarantor Entities	Eliminations	Consolidated Totals
Sales	$470,276	$60,320	$-	$530,596
Cost of sales	386,766	55,306	-	442,072
Gross profit	83,510	5,014	-	88,524
Selling and administrative expenses	76,841	11,526	-	88,367
Equity in loss of subsidiaries	7,641	-	(7,641)	-
Other (income) expense, net	(2,770)	1,376	-	(1,394)
Operating profit (loss)	1,798	(7,888)	7,641	1,551
Interest expense, net	14,165	2,128	-	16,293
Loss before income taxes	(12,367)	(10,016)	7,641	(14,742)
Income tax expense (benefit)	1,859	(2,375)	-	(516)
Net loss	$(14,226)	$(7,641)	$7,641	$(14,226)

	For the Nine Months Ended November 1, 2008
	Guarantor Entities	Non-Guarantor Entities	Eliminations	Consolidated Totals
Sales	$853,792	$106,414	$-	$960,206
Cost of sales	694,268	88,831	-	783,099
Gross profit	159,524	17,583	-	177,107
Selling and administrative expenses	90,941	14,582	-	105,523
Equity in earnings of subsidiaries	(337)	-	337	-
Other expense, net	1,453	433	-	1,886
Operating profit	67,467	2,568	(337)	69,698
Interest expense, net	16,601	2,201	-	18,802
Earnings before income taxes	50,866	367	(337)	50,896
Income tax expense	1,436	30	-	1,466
Net earnings	$49,430	$337	$(337)	$49,430

Condensed Consolidating Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended October 31, 2009
(In thousands)	Guarantor Entities	Non-Guarantor Entities	Eliminations	Consolidated Totals
Net cash provided by (used in):
Operating activities
Net loss	$(14,226)	$(7,641)	$7,641	$(14,226)
Equity in loss of subsidiaries	7,641	-	(7,641)	-
Other adjustments	30,068	22,237	-	52,305
Operating activities	23,483	14,596	-	38,079
Investing activities	412	(3,387)	-	(2,975)
Financing activities	(23,701)	(11,289)	-	(34,990)
Effect of exchange rate on cash	-	737	-	737
Net increase in cash	194	657	-	851
Cash at the beginning of the period	26	1,980	-	2,006
Cash at the end of the period	$220	$2,637	$-	$2,857

	For the Nine Months Ended November 1, 2008
	Guarantor Entities	Non-Guarantor Entities	Eliminations	Consolidated Totals
Net cash provided by (used in):
Operating activities
Net income	$49,430	$337	$(337)	$49,430
Equity in earnings of subsidiaries	(337)	-	337	-
Other adjustments	(10,720)	(13,699)	-	(24,419)
Operating activities	38,373	(13,362)	-	25,011
Investing activities	(20,641)	(1,848)	-	(22,489)
Financing activities	(23,642)	10,666	-	(12,976)
Effect of exchange rate on cash	-	252	-	252
Net decrease in cash	(5,910)	(4,292)	-	(10,202)
Cash at the beginning of the period	5,957	6,425	-	12,382
Cash at the end of the period	$47	$2,133	$-	$2,180

Note 6. Significant Balance Sheet Accounts

Allowance for Doubtful Accounts:  Activity in the allowance for doubtful accounts was as follows:

	For the Three Months Ended		For the Nine Months Ended
(In thousands)	October 31, 2009	November 1, 2008	October 31, 2009	November 1, 2008
Allowance for doubtful accounts at beginning of period	$4,512	$3,554	$3,599	$3,140
Additions to reserves	1,088	111	2,354	564
Writeoffs against allowance for doubtful accounts	(291)	(455)	(729)	(768)
Collections of previously reserved items	45	28	130	302
Allowance for doubtful accounts at end of period	$5,354	$3,238	$5,354	$3,238

Inventories:  Summarized below are the components of inventories:

	As of
(In thousands)	October 31, 2009	January 31, 2009

Inventory purchased under distributor agreements	$110,167	$124,844
Raw materials, spare parts and finished goods	126,972	111,848
Work in process	42,641	56,515
Total inventories, net	$279,780	$293,207

Raw materials, spare parts and finished goods include OEM equipment and components used in the equipment segment.  The inventory balances above are stated net of inventory valuation allowances totaling $17.5 million and $13.0 million as of October 31, 2009 and January 31, 2009, respectively.

Property, Plant and Equipment:  Components of property, plant and equipment, net, were as follows:

	As of
(In thousands)	October 31, 2009	January 31, 2009

Machinery and equipment	$27,970	$25,841
Buildings and leasehold improvements	27,018	27,082
Rental equipment	62,160	63,947
Computer hardware and software	4,426	3,043
Accumulated depreciation	(46,038)	(35,420)
Net depreciable assets	75,536	84,493
Construction in progress	686	1,629
Land	7,059	7,048
Property, plant and equipment, net	$83,281	$93,170

Intangible Assets and Goodwill: Amounts allocated to intangible assets are amortized on a straight-line basis over their estimated useful lives.  Intangible asset values include the following:

		As of October 31, 2009
(In thousands)	Estimated Useful Life	Gross Carrying Value	Accumulated Amortization	Currency Translation	Net Carrying Value
Non-current amortizable intangible assets:
Engineering drawings	2.5-10 Yrs.	$6,346	$(4,928)	$189	$1,607
Distribution contracts	27 Yrs.	3,384	(468)	-	2,916
Customer relationships	6-11 Yrs.	7,409	(2,352)	338	5,395
Patents	4 Yrs.	209	(166)	-	43
Non-compete covenant	5 Yrs.	1,420	(795)	71	696
Total		18,768	(8,709)	598	10,657

Indefinite-lived intangible assets:
Trademarks	-	9,150	-	158	9,308
Total		$27,918	$(8,709)	$756	$19,965

		As of January 31, 2009
(In thousands)	Estimated Useful Life	Gross Carrying Value	Accumulated Amortization	Currency Translation	Net
Non-current amortizable intangible assets:
Engineering drawings	2.5-10 Yrs.	$6,346	$(3,824)	$157	$2,679
Distribution contracts	27 Yrs.	3,384	(373)	-	3,011
Customer relationships	6-11 Yrs.	7,409	(1,587)	(140)	5,682
Patents	4 Yrs.	209	(135)	-	74
Non-compete covenant	5 Yrs.	1,420	(580)	2	842
Total		18,768	(6,499)	19	12,288

Indefinite-lived intangible assets:
Trademarks	-	9,130	-	(125)	9,005
Total		$27,898	$(6,499)	$(106)	$21,293

The following table presents goodwill (relating entirely to our equipment segment) as of the dates indicated, as well as changes in the account during the period shown:

(In thousands)	Amount
Carrying amount as of January 31, 2009	$23,329
Currency translation	2,995
Carrying amount as of October 31, 2009	$26,324

During the second quarter, we determined that reduced orders had lowered our cash flow expectations for a reporting unit within our equipment segment and concluded that an indicator of impairment existed. We performed an interim impairment test, which indicated that an impairment did not exist.  Our interim goodwill and indefinite-lived intangibles impairment test involved a comparison of the fair value of the reporting unit with the carrying value. The fair value was determined using discounted cash flows and other market-related valuation models, including earnings multiples and comparable asset market values. Certain estimates and judgments are required in the application of these fair value models. The discounted cash flow analysis consists of estimating the future cash flows that are directly associated with the reporting unit. These cash flows, in addition to the earnings multiples and comparable asset market values, are inherently subjective and require significant estimates based upon historical experience and future expectations, such as budgets and industry projections.  We believe the decline in activity in this reporting unit is temporary in nature and our estimates assume an improvement in orders in the near term.  A sustained period of depressed demand could result in a significant decline in the fair value of the reporting unit, and impairments may be necessary in future periods.

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

A summary of warranty activity was as follows:

	For the Three Months Ended		For the Nine Months Ended
(In thousands)	October 31, 2009	November 1, 2008	October 31, 2009	November 1, 2008
Accrued warranty costs at beginning of period	$4,631	$5,687	$4,990	$5,982
Payments for warranty obligations	(1,220)	(1,519)	(4,781)	(4,734)
Warranty accrual for current period sales	615	1,475	3,817	4,395
Accrued warranty costs at end of period	$4,026	$5,643	$4,026	$5,643

Derivative financial instruments: We entered into a short-term foreign currency exchange rate derivative instrument in January 2009 to manage our exposure to fluctuations in foreign currency exchange rates for certain contracts of our Canadian subsidiary that were not denominated in its functional currency. The estimated fair values of a derivative fluctuate over time and should be viewed in relation to the underlying transaction and the overall management of our exposure to fluctuations in the underlying risks. Hedge accounting for our foreign currency derivative was not pursued.  The derivative instrument was settled on May 22, 2009 and resulted in a realized gain of $1.4 million which was recorded in other expense (income), net within our consolidated statements of operations.

Note 7. Equity

The Company has 100,005,000 common units issued and outstanding, which consist of both Common Units and Common B Units.  Additionally, the Company has Common A Units, none of which are issued or outstanding.  These three classes of Units have the same economic rights.  The voting and transfer rights of the three classes differ in that the Common Units are entitled to one vote per Common Unit and upon transfer shall remain designated as Common Units. The Common A Units are entitled to ten votes per Common A Unit and upon transfer will be designated as Common Units.  The Common B Units are entitled to ten votes per Common B Unit and upon transfer may be designated by the transferor as Common B Units, Common A Units or Common Units.  As of October 31, 2009, the number of Common Units and Common B Units issued and outstanding was 48,255,000 and 51,750,000, respectively, and as of January 31, 2009 the number of Common Units and Common B Units issued and outstanding was 36,255,000 and 63,750,000, respectively.

Stewart & Stevenson LLC is a limited liability company, therefore, U.S. federal and certain state taxes are paid by the holders of our common units.  As a limited liability company, the common unit holders’ liability is limited to the capital invested in the Company.

Share-Based Compensation:  On September 5, 2007, our board of directors adopted the 2007 Incentive Compensation Plan (“Incentive Plan”). The Incentive Plan received the required approval of a majority of our unit holders and became effective on September 27, 2007.  In connection with the adoption and approval of the Incentive Plan, the compensation committee of the board, which has the responsibility to administer the Incentive Plan, made certain grants of restricted shares to our non-executive directors and certain members of our senior executive management. The grants to our five non-executive directors total 300,000 restricted shares vesting in five (5) 60,000 share tranches, with each such tranche vesting upon board service for a complete fiscal year. In addition, approximately 54,000 restricted shares granted to former directors were earned as part of their service to the Company with the balance of these grants being forfeited at the end of their service to the Company. The grants to senior executive management total 110,000 restricted shares vesting in five (5) 22,000 share tranches, with each tranche vesting upon employment for a complete fiscal year.  The executive grants are subject to the achievement of net pre-tax income growth in the relevant fiscal year that exceeds the median net pre-tax income growth of a peer group of companies consisting of Schlumberger, Ltd., National Oilwell Varco, Inc., Weatherford International Ltd., Cameron International Corp. and BJ Services Company and are subject to acceleration in the case of an executive’s death or disability. As this performance condition was not met for Fiscal 2008, the Fiscal 2008 tranche of 22,000 restricted shares was forfeited.  All grants are subject to (i) the completion of an initial public equity offering, and (ii) accelerated vesting upon a change-in-control of the Company. No expense has been recognized for these grants because the contingent condition has not occurred and, as of October 31, 2009, diluted earnings per share excluded the approximately 442,000 contingent unvested restricted shares.

Note 8. Income Taxes

We expect our effective tax rate to be a benefit of approximately 15.0% for Fiscal 2009, which excludes our distributions to our unit holders.  As a limited liability company, income is reported for federal and state income tax purposes (except for the Texas Margins tax and foreign taxes reported at the entity level) by our unit holders. During the three and nine months ended October 31, 2009, we recognized tax expense of $2.0 million and $1.8 million, respectively, of Texas Margins tax and $1.6 million and $2.3 million, respectively, of income tax benefit associated with foreign jurisdictions. During the three and nine months ended November 1, 2008, we recognized $0.5 million and $1.2 million, respectively, of Texas Margins tax and ($0.2) million and $0.2 million, respectively, of income tax associated with foreign jurisdictions. The difference between the effective tax rate expected for Fiscal 2009 and for the period ended October 31, 2009 is due to temporary differences to reverse in the fourth quarter and losses in a foreign subsidiary.

Generally, we make quarterly distributions to our unit holders to fund their tax obligations. During the periods ended October 31, 2009 and November 1, 2008, we made tax distributions of $5.6 million and $28.6 million, respectively, to our unit holders.

Note 9. Litigation and Contingencies

    In July 2009, we settled an arbitration action brought against one of our suppliers and us.  Our second quarter of Fiscal 2009 results of operations, after insurance proceeds and receipt of certain inventory, were negatively impacted by approximately $2.6 million, which is recorded in selling and administrative expenses. The settlement resolved the arbitration action and resulted in dismissal and release of all claims alleged.

    The State of Texas has notified us that it will be conducting a sales and use tax audit for the fiscal years 2006 through 2008 set to begin in Fiscal 2009.  During the second quarter of Fiscal 2009, management completed a preliminary analysis and recorded a charge of $3.4 million to selling and administrative expenses and other current liabilities.  This amount represents management’s best estimate of probable loss, though such loss could be higher or lower and remains subject to the audit by the State of Texas. We are in discussions with our customers and will attempt to recoup such sales tax where possible and will record such recoveries, if any, upon receipt.

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

Comparison of Results of Operations—Three Months Ended October 31, 2009 and November 1, 2008

    Sales - For the three months ended October 31, 2009 our sales were $167.3 million, a decrease of 45.6% compared to sales of $307.7 million for the comparable period of Fiscal 2008.  This decrease in sales was primarily attributable to low customer confidence as a result of the weak U.S. and global economy, the tight credit markets and unstable gas and oil prices, which impacted all segments.  A breakdown of sales for the periods is as follows:

	For the Three Months Ended		Three Month Change
	October 31, 2009	November 1, 2008	$	%
(In thousands)
Sales
Equipment	$96,551	$188,945	$(92,394)	-48.9%
Aftermarket parts and service	65,873	99,620	(33,747)	-33.9%
Rental	4,839	19,174	(14,335)	-74.8%
Total sales	$167,263	$307,739	$(140,476)	-45.6%

Operating profit (loss)
Equipment	$3,725	$15,168	$(11,443)	-75.4%
Aftermarket parts and service	2,198	12,283	(10,085)	-82.1%
Rental	417	5,369	(4,952)	-92.2%
Corporate	(8,567)	(10,539)	1,972	-18.7%
Total operating (loss) profit	$(2,227)	$22,281	$(24,508)	-110.0%

Operating profit (loss) percentage
Equipment	3.9%	8.0%
Aftermarket parts and service	3.3	12.3
Rental	8.6	28.0
Consolidated	(1.3)%	7.2%

    Sales of equipment fell by 48.9%, or $92.4 million, during the three months ended October 31, 2009 compared to the same period in Fiscal 2008. The decrease in sales was primarily attributable to lower sales volumes in all product lines except power generation and coiled tubing, with well stimulation, rigs and seismic sales representing the largest percentage of decline.

    Aftermarket parts and service sales fell by $33.7 million to $65.9 million in the three months ended October 31, 2009 compared to $99.6 million in the comparable period of Fiscal 2008.  The decrease in parts sales was $20.7 million and in service revenues was $13.0 million.

    Rental sales fell by 74.8%, or $14.3 million, in the three months ended October 31, 2009 compared to the same period of Fiscal 2008.  In the three months ended November 1, 2008, approximately $11.2 million of revenues related to Hurricanes Ike and Gustav and were not repeated for the same period in Fiscal 2009.

    Gross profit – Our gross profit was $23.7 million for the three months ended October 31, 2009 compared to $57.6 million for the same period in Fiscal 2008, reflecting a decrease in gross profit margin from 18.7% to 14.2%.  Our gross profit margin decreased due to lower sales volumes, product mix and pricing pressures. The equipment segment gross profit margin decreased from 16.6% to 14.3% due to changes in sales mix and higher unabsorbed manufacturing costs. Gross profit margin in the aftermarket parts and service segment decreased from 19.3% to 13.1% due to changes in sales mix and higher unabsorbed costs. The rental segment gross profit margin declined from 36.2% to 24.7% as the result of lower sales and its relation to the large amount of fixed cost associated with the rental fleet.

    Selling and administrative expenses – Selling and administrative expenses decreased by $9.1 million to $25.7 million for the three months ended October 31, 2009.  Selling and administrative expenses as a percentage of sales were 15.4% and 11.3% for the three months ended October 31, 2009 and November 1, 2008, respectively, mainly as a result of lower sales volumes.

    Other income/expense, net – Other expense decreased by $0.3 million to $0.2 million for the three months ended October 31, 2009, mainly as the result of foreign currency transaction gains associated with our Canadian subsidiary.

    Operating profit/(loss) – Our operating loss of $2.2 million, or (1.3%) of sales, during the three months ended October 31, 2009, compared to operating profit of $22.3 million, or 7.2% of sales, in the same period of Fiscal 2008, primarily as the result of lower sales volumes.

    Interest expense, net - Interest expense for the three months ended October 31, 2009 decreased by $0.7 million over the same period in Fiscal 2008 mainly as a result of lower interest rates and outstanding borrowings on our revolving credit facility.

Segment Results Comparison – Three Months Ended October 31, 2009 and November 1, 2008

    Equipment – Operating profit generated by the equipment segment decreased to $3.7 million, or 3.9% of sales, for the three months ended October 31, 2009, from $15.2 million, or 8.0% of sales, for the same period in Fiscal 2008, primarily due to lower sales volumes across all product lines, except power generation and coiled tubing. The $11.4 million decrease in operating profit was attributable to a decrease of $15.3 million in sales volume partially offset by an increase in gross margin rate of $3.9 million.

    Our equipment order backlog as of October 31, 2009 was $130.2 million, as compared to $393.7 million on November 1, 2008, a decrease of 66.9%.  We expect to recognize approximately half of this equipment order backlog as revenue during the remainder of Fiscal 2009.

    Aftermarket Parts and Service – Operating profit generated by the aftermarket parts and service segment decreased to $2.2 million in the three months ended October 31, 2009, from $12.3 million in the same period of Fiscal 2008, representing a decrease in operating profit percentage from 12.3% to 3.3%.  The decrease in operating profit was primarily attributable to decreases in sales volume of $6.5 million and in gross margin rate of $3.6 million.

    Rental – Operating profit generated by the rental segment decreased to $0.4 million in the three months ended October 31, 2009, from $5.4 million of operating profit generated in the same period of Fiscal 2008.  Operating profit percentage decreased to 8.6% for the three months ended October 31, 2009 from 28.0% for the same period in Fiscal 2008, mainly as a result of lower sales volumes and the impacts of Hurricanes Ike and Gustav in the prior period.

    Corporate - Corporate and administrative expenses decreased to $8.6 million in the three months ended October 31, 2009, compared to $10.5 million in the same period of 2008, and increased as a percentage of sales from 3.4% to 5.1% as a result of lower sales volumes.

Comparison of Results of Operations—Nine Months Ended October 31, 2009 and November 1, 2008

    Sales - For the nine months ended October 31, 2009, our sales were $530.6 million, a decrease of $429.6 million, or 44.7%, compared to Fiscal 2008 sales of $960.2 million for the same period.  This decrease in sales was primarily attributable to low customer confidence as a result of the weak U.S. and global economy, the tight credit markets and unstable gas and oil prices, which impacted all segments. A breakdown of sales for the periods is as follows:

	For the Nine Months Ended		Nine Month Change
	October 31, 2009	November 1, 2008	$	%
(In thousands)
Sales
Equipment	$303,883	$630,624	$(326,741)	-51.8%
Aftermarket parts and service	211,489	295,654	(84,165)	-28.5%
Rental	15,224	33,928	(18,704)	-55.1%
Total sales	$530,596	$960,206	$(429,610)	-44.7%

Operating profit (loss)
Equipment	$14,291	$55,607	$(41,316)	-74.3%
Aftermarket parts and service	14,351	33,759	(19,408)	-57.5%
Rental	1,573	8,121	(6,548)	-80.6%
Corporate	(28,664)	(27,789	(875)	3.1%
Total operating profit	$1,551	$69,698	$(68,147)	-97.8%

Operating profit percentage
Equipment	4.7%	8.8%
Aftermarket parts and service	6.8	11.4
Rental	10.3	23.9
Consolidated	0.3%	7.3%

    Sales of equipment fell by 51.8%, or $326.7 million, during the nine months ended October 31, 2009 compared to the same period in Fiscal 2008. The decrease in sales was primarily attributable to lower sales volumes in all product lines except power generation and coiled tubing, with well stimulation, rigs, seismic and engines representing the largest percentage of decline.

    Aftermarket parts and service sales fell by $84.2 million to $211.5 million in the nine months ended October 31, 2009 compared to $295.7 million in the comparable period of Fiscal 2008.  The decrease in aftermarket parts and service sales was attributable to decreased parts sales of $54.7 million and decreased service sales of $29.5 million.

    Rental sales fell by 55.1%, or $18.7 million, in the nine months ended October 31, 2009 compared to the same period of Fiscal 2008.  In the nine months ended November 1, 2008, approximately $11.2 million of revenues related to Hurricanes Ike and Gustav and were not repeated for the same period in Fiscal 2009.

    Gross profit – Our gross profit was $88.5 million for the nine months ended October 31, 2009 compared to $177.1 million for the same period in Fiscal 2008, reflecting a decrease in gross profit margin from 18.4% to 16.7%.  Our gross profit margin decreased by 1.7 points due to lower sales volumes, partially offset by cost containment measures, including headcount reductions, wage and salary cuts, indirect expense control and lower facility related expenses, undertaken by management in response to the lower sales volumes and general softness of the global economy. The equipment segment gross profit margin decreased from 17.5% to 16.6%. The aftermarket parts and service segment gross profit margin decreased from 18.7% to 16.2%. The rental segment gross profit margin declined from 34.4% to 24.7% as the result of lower sales and its relation to the large amount of fixed cost associated with the rental fleet.

    Selling and administrative expenses – Selling and administrative expenses decreased by $17.2 million to $88.4 million for the nine months ended October 31, 2009.  This decrease was offset by $7.9 million of charges recorded during Fiscal 2009, related to the accrual of a probable sales tax liability ($3.4 million), settlement and defense of a claim ($3.5 million), the closure of a facility ($0.9 million) and employee severance ($0.1 million).  Selling and administrative expenses as a percentage of sales increased to 16.7% from 11.0% for the nine months ended October 31, 2009, mainly as a result of lower sales volumes and the charges referenced above.

    Other income/expense, net – Other income increased by $3.3 million to income of $1.4 million for the nine months ended October 31, 2009, mainly as the result of foreign currency transaction gains associated with our Canadian subsidiary and realized gains associated with our foreign currency derivative instrument.

    Operating profit – Our operating profit decreased to $1.6 million, or 0.3% of sales, during the nine months ended October 31, 2009, from $69.7 million, or 7.3% of sales, in the same period of Fiscal 2008, primarily as the result of lower sales volumes and the $7.9 million of charges referenced above.

    Interest expense, net - Interest expense for the nine months ended October 31, 2009 decreased by $2.5 million over the same period in Fiscal 2008 mainly as a result of lower interest rates and outstanding borrowings on our revolving credit facility and income earned on a past due receivable balance.

Segment Results Comparison – Nine Months Ended October 31, 2009 and November 1, 2008

    Equipment – Operating profit generated by the equipment segment decreased to $14.3 million, or 4.7% of sales, for the nine months ended October 31, 2009 from $55.6 million, or 8.8% of sales, for the same period in Fiscal 2008, primarily due to lower sales volumes. The $41.3 million decrease in operating profit was attributable to a decrease of $57.1 million in sales volume partially offset by an increase in gross margin rate of $15.8 million.

    Our equipment order backlog as of October 31, 2009 was $130.2 million, as compared to $393.7 million on November 1, 2008, a decrease of 66.9%.  We expect to recognize approximately half of this equipment order backlog as revenue during the remainder of Fiscal 2009.

    Aftermarket Parts and Service – Operating profit generated by the aftermarket parts and service segment decreased to $14.4 million in the nine months ended October 31, 2009 from $33.8 million in the same period of Fiscal 2008, representing a decrease in operating profit percentage from 11.4% to 6.8%.  The decrease in operating profit of $19.4 million was attributable to decreases in sales volume of $15.7 million and gross margin rate of $3.7 million.

    Rental – Operating profit generated by the rental segment decreased to $1.6 million in the nine months ended October 31, 2009, from $8.1 million of operating profit generated in the same period of Fiscal 2008.  Operating profit percentage decreased to 10.3% for the nine months ended October 31, 2009 from 23.9% for the same period in Fiscal 2008, mainly as a result of lower sales volumes and the impacts of Hurricanes Ike and Gustav in the prior period.

    Corporate - Corporate and administrative expenses increased $0.9 million to $28.7 million in the nine months ended October 31, 2009.  This increase included $6.9 million of charges recorded in the current period related to the accrual of a probable sales tax liability ($3.4 million) and settlement and defense of a claim ($3.5 million).  Corporate and administrative expenses increased as a percentage of sales from 2.9% to 5.4% as a result of these charges and lower sales volumes.

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

    During the nine months ended October 31, 2009, net cash provided by operating activities was $38.1 million compared to net cash provided by operating activities of $25.0 million during the nine months ended November 1, 2008. The cash provided by operating activities during the nine months ended October 31, 2009 consisted of depreciation and amortization and other non-cash items of $16.0 million and changes in operating assets and liabilities of $36.3 million, partially offset by losses of $14.2 million. Changes in operating assets and liabilities were the result of decreases in accounts receivable, inventories and recoverable costs and accrued profits not yet billed, and increases in other, which in aggregate totaled $89.2 million and which were offset by decreases in accounts payable, accrued payrolls, customer deposits and billings in excess of incurred costs, which in aggregate totaled $52.9 million.

    During the nine months ended November 1, 2008, we generated net cash from operating activities of $25.0 million. The cash generated by operating activities consisted of $49.4 million cash generated by net earnings and depreciation and amortization of $14.9 million, partially offset by changes in operating assets and liabilities of $39.3 million. Changes in operating assets and liabilities were the result of decreases in inventories and increases in accounts payable, customer deposits and other, which in aggregate totaled $29.2 million and which were offset by increases in accounts receivable and recoverable costs and accrued profits not yet billed and decreases in accrued payrolls and billings in excess of incurred costs which in aggregate totaled $68.5 million.

    Net cash used in investing activities was $3.0 million during the nine months ended October 31, 2009. This included $2.7 million of capital expenditures and $0.7 million related to additions to our rental fleet, partially offset by disposals of property, plant and equipment of $0.4 million. Net cash used in investing activities was $22.5 million during the nine months ended November 1, 2008, primarily for capital expenditures of $6.7 million and $15.8 million related to additions to our rental fleet.

    Net cash used in financing activities was $35.0 million during the nine months ended October 31, 2009. This included $31.5 million in net payments to our revolving credit facility, tax distributions to holders of common units of $5.6 million and deferred financing costs of $0.4 million, partially offset by an increase in notes payable of $2.5 million.  Net cash used in financing activities was $13.0 million during the nine months ended November 1, 2008. This included tax distributions to holders of common units of $28.6 million and deferred financing costs of $0.4 million, partially offset by a $2.9 million increase in notes payable and $13.1 million in net borrowings on our revolving credit facility.

    As of October 31, 2009, our cash and cash equivalent balance was $2.9 million, reflecting timing of cash receipts, disbursements and borrowings under our revolving credit facility.

Current Resources

We have an asset-based revolving credit facility in the amount of $250.0 million with a $25.0 million sub-facility to be used by our Canadian subsidiary. The $250.0 million revolving credit facility, which matures in February 2012, is secured by substantially all accounts receivable, inventory and property, plant and equipment and provides for borrowings at LIBOR, plus a margin ranging from 1.25% to 2.00% per annum, based on our leverage ratios, as specified in the credit agreement. Based on the outstanding borrowings, letters of credit issued and the terms of the asset-based revolving credit facility, our available borrowing capacity was approximately $60.0 million at October 31, 2009.

    As of October 31, 2009, borrowings under our revolving credit facility and our senior notes were as follows:

(In thousands)
Unsecured senior notes	$150,000
Revolving credit facility	98,668
Total	$248,668

    The revolving credit facility and the senior notes contain financial and operating covenants with which we must comply during the terms of the agreements.  These covenants include the maintenance of certain financial ratios, restrictions related to the incurrence of certain indebtedness and investments, and prohibition of the creation of certain liens.  We were in compliance with all covenants as of October 31, 2009. The financial covenant for therevolving credit facility requires that we maintain a fixed charge coverage ratio, as defined in the agreement, of at least 1.1 to 1.0; however, this covenant does not take effect until our available borrowing capacity is $30.0 million or less.  The financial covenant for the senior notes indenture requires that, were we to incur additional indebtedness (subject to various exceptions set forth in the indenture), after giving effect to the incurrence of such additional indebtedness, we have a consolidated coverage ratio, as defined in the indenture, of at least 2.5 to 1.0.

    We have funded, and expect to continue to fund, operations through cash flows generated by operating activities and borrowings under our revolving credit facility. We also expect that ongoing requirements for debt service and capital expenditures will be funded from these sources.

    Our future liquidity requirements will be for working capital, capital expenditures, debt service and general corporate purposes.  Our working capital may continue to decrease in the near term based on our current backlog and, thus, we would expect to use a portion of this cash flow to pay down our revolving credit facility.  Our borrowing capacity under the revolving credit facility is impacted by, among other factors, the amount of working capital and qualifying assets therein.  While we expect to reduce outstanding borrowings under our revolving credit facility as working capital is converted to cash, it is possible that our borrowing capacity could decline in future periods. Based on our current level of operations, we believe that cash flow from operations and available cash, together with available borrowings under our revolving credit facility, will be adequate to meet our short-term and long-term liquidity needs.  However, our ability to meet our working capital and debt service requirements is subject to future economic conditions and to financial, business and other factors, many of which are beyond our control. If we are not able to meet such requirements, we may be required to seek additional sources of capital.

    We currently believe that we will make approximately $4.0 million of capital expenditures in total during Fiscal 2009.

Recent Accounting Pronouncements

    For a discussion of recently adopted and not yet adopted accounting standards, see Note 2 in “— Notes to Condensed Consolidated Financial Statements.”

Item 3.   Quantitative and Qualitative Disclosures Regarding Market Risk

Foreign Exchange Risk

    Our international subsidiaries in Colombia and Venezuela transact most of their business in their respective local currencies, while our Canadian subsidiary conducts its business in both Canadian and U.S. dollars. While local currency transactions arising from our Canadian operations represented approximately 4.4% of our revenues during the nine months ended October 31, 2009, our results of operations were not significantly impacted by changes in currency exchange rates. We entered into a foreign currency exchange rate derivative instrument in January 2009 to manage our exposure to fluctuations in foreign currency exchange rates for certain contracts of our Canadian subsidiary that were not denominated in its functional currency.  The derivative was settled in May 2009 resulting in a realized gain of $1.4 million. Transactions denominated in local currencies generated by our Colombian and Venezuelan subsidiaries comprised approximately 5.7% of our revenue, resulting in insignificant impacts to our results of operations from fluctuation of these foreign currencies against the U.S. dollar.

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

Changes in Internal Control over Financial Reporting

    Management, together with our CEO and CFO, evaluated the changes in our internal control over financial reporting during the quarter ended October 31, 2009. We determined that there were no changes in our internal control over financial reporting during the quarter ended October 31, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

    In July 2009, we settled an arbitration action brought against one of our suppliers and us. Our second quarter of Fiscal 2009 results of operations, after insurance proceeds and receipt of certain inventory, were negatively impacted by approximately $2.6 million, which is recorded in selling and administrative expenses. The settlement resolved the arbitration action and resulted in dismissal and release of all claims alleged.

    The State of Texas has notified us that it will be conducting a sales and use tax audit for the fiscal years 2006 through 2008 set to begin in Fiscal 2009.  During the second quarter of Fiscal 2009, management completed a preliminary analysis and recorded a charge of $3.4 million to selling and administrative expenses and other current liabilities.  This amount represents management’s best estimate of probable loss, though such loss could be higher or lower and remains subject to the audit by the State of Texas. We are in discussions with our customers and will attempt to recoup such sales tax where possible and will record such amounts, if any, upon receipt.

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

December 15, 2009