Form 10-K
period 2010-01-31
Stewart & Stevenson LLC
filed 2010-05-03
CIK 1381455

United States Securities and Exchange Commission
Washington, D.C.  20549

FORM 10-K

☑	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended January 31, 2010

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☑ No  ☐

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

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2)Yes ☐  No ☑

There is no market for the registrant’s equity.  As of January 31, 2010, there were 100,005,000 common units outstanding.

* The registrant is currently not required to file reports, including this report, pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 but is voluntarily filing this report with the Securities and Exchange Commission.

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

PART I

Unless otherwise indicated or the context otherwise requires, the terms “Stewart & Stevenson,” the “Company,” “we,” “our” and “us” refer to Stewart & Stevenson LLC and its subsidiaries. Our fiscal year begins on February 1 of the year stated and ends on January 31 of the following year. For example, Fiscal 2009 commenced on February 1, 2009 and ended on January 31, 2010.

ITEM 1.  Business

Our Company

Stewart & Stevenson LLC, headquartered in Houston, Texas, was formed for the purpose of acquiring from Stewart & Stevenson Services, Inc. (“SSSI” or the “Predecessor”) and its affiliates on January 23, 2006 substantially all of their equipment, aftermarket parts and service and rental businesses that primarily served the oil and gas industry (the “SSSI Acquisition”).  Except as otherwise expressly noted, when we refer to financial and other information about us on a historical basis prior to the date of the SSSI Acquisition, the information reflects the operations we acquired from SSSI prior to such acquisition.

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

Demand for our products has been driven primarily by capital spending in the oil and gas industry, which accounted for an estimated 76.0% of our equipment revenues and an estimated 72.2% of our total revenues in Fiscal 2009. Our extensive and diverse customer base includes many of the world’s leading oilfield service companies, as well as customers in the power generation, marine, mining, construction, commercial vehicle and material handling industries.

We operate our business through our equipment, aftermarket parts and service and rental operating segments. In our equipment operating segment, which generated approximately 57.5% of our Fiscal 2009 revenues, we design, manufacture and market equipment for oilfield service providers, drilling and workover contractors and major U.S. and international oil companies that require integrated and customized product solutions. Our aftermarket parts and service operating segment, which generated approximately 39.7% of our Fiscal 2009 revenues, provides aftermarket parts and service for products manufactured by us, our six key original equipment manufacturers (“OEMs”) and other manufacturers.  Our rental operating segment, which generated approximately 2.8% of our Fiscal 2009 revenues, rents equipment consisting primarily of generators, material handling equipment and air compressors and serves a wide range of end markets, principally on a short-term basis, as a complementary solution to equipment sales.

Crown Acquisition

On February 26, 2007, we acquired substantially all of the net operating assets of Crown Energy Technologies, Inc. (“Crown”) for total consideration of approximately $70.5 million (the “Crown Acquisition”). Information relating to our results of operations for Fiscal 2006 and prior periods does not include the impact of the Crown Acquisition. Information relating to our results of operations for Fiscal 2007 includes the impact of the Crown Acquisition from February 26, 2007 to January 31, 2008.   Crown, which was headquartered in Calgary, Alberta, Canada, with multiple U.S. operations, manufactured well stimulation, drilling, workover and well servicing rigs and provided related parts and service to the oil and gas industry. The Crown Acquisition enhanced our position as a leading supplier of well stimulation, coiled tubing, cementing and nitrogen pumping equipment and expanded our product offerings to include drilling rigs and a full range of workover and well servicing rigs. As a result of the Crown Acquisition, we increased our manufacturing capabilities and broadened the markets we serve with a manufacturing facility in Calgary, Alberta, Canada and four service facilities in strategic locations in the United States.

Products and Services

Through our three operating segments, we design, manufacture, and market a wide-range of equipment, provide aftermarket parts and service, and provide rental equipment to a broad range of customers.

   Equipment

We design, manufacture and market equipment for well stimulation, drilling and well servicing rigs, coiled tubing, cementing, nitrogen pumping, power generation and electrical systems. We also sell engines, transmissions, utility, and material handling equipment for well servicing, well workover, drilling rigs, pumping and other applications outside the oil and gas industry. A substantial portion of the products we sell includes components provided by our six key OEMs. Our relationships with these OEMs generally enable us to sell their products globally as components of our engineered equipment and in specified territories as stand-alone products. We have been the only factory-authorized provider of a substantial portion of the stand-alone products of our six key OEMs in these territories, which principally cover major oil and gas fields in the United States, for an average of approximately 40 years. For Fiscal 2009, approximately 81.1% and 18.9% of our equipment sales revenues were derived from sales of engineered products and stand-alone products, respectively.   We use equipment supplied to us by these OEMs in combination with our design, engineering, and manufacturing expertise to deliver a value-added, integrated solution to our customers.

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

Aftermarket Parts and Service

We provide aftermarket parts and service to customers in the oil and gas industry, as well as customers in the power generation, marine, mining, construction, commercial vehicle and material handling industries. Our aftermarket parts and service business supports equipment manufactured by approximately 100 manufacturers and, in certain cases, including for a substantial portion of our product offerings from our six key OEMs, we have been the only factory-authorized parts and service provider for specified territories, principally in major oil and gas fields in the United States. For Fiscal 2009, approximately 51.8% and 48.2% of revenues derived from our aftermarket parts and service business were related to parts and service, respectively. For Fiscal 2009, approximately 57.7% of the aftermarket parts and service revenues pertained to products sourced from our six key OEMs with whom we have had long-standing relationships.

We believe there are a number of factors which affect our customer’s decision when choosing their supplier of aftermarket parts and service, including the customer’s preference to use factory-authorized parts and service, price, parts availability, level and number of experienced technicians, proximity to the customer’s location and flexibility to service products in the field. As of January 31, 2010, we employed approximately 673 highly skilled service technicians utilizing approximately 580 service bays in the United States, Canada and abroad. We also have significant capabilities to service the customer at their site due to our large number of technicians and our close proximity to the customer. Additionally, we maintain a substantial investment in parts inventory managed by our experienced parts personnel and provide aftermarket parts through our network of approximately 185 authorized dealers. We believe that the broad installed base of our equipment, our customers’ general preference to use factory-authorized parts and service, our proximity to the customer, and our service capabilities provide us with a strong foundation for a stable aftermarket parts and service revenue stream.

Rental

Our rental products primarily consist of generators, material handling equipment and air compressors that are offered to a wide range of end markets and are principally rented on a short-term basis as a complementary solution to equipment sales. As of January 31, 2010, our rental fleet consisted of over 1,250 units. We are able to complement our equipment offerings by providing our customers the flexibility of renting certain equipment versus purchasing. Our rental products generate our highest margins and provide us with a strong return on our investment.

The following table lists our rental products:

Product line	Product description
Material Handling Equipment	Forklift trucks, railcar movers and ancillary equipment
Generators	Engines/generators ranging from 25 to 2,000 kilowatts
Air Compressors	Air compressors ranging from 375 to 1,600 cubic feet per minute

Our utilization rate of our available rental fleet for Fiscal 2009 was approximately 43.8% and we generally recover our costs to acquire rental equipment over a three-year period. The average useful life of our rental equipment is approximately five years and our practice is to sell a unit out of the rental fleet upon reaching its useful life. We closely monitor our utilization rate before making capital investments used to replenish or grow the rental fleet.

Customers and Markets

We maintain a broad customer base of more than 3,000 customers including leading oil and gas service companies, drilling contractors, integrated oil companies, and national oil companies, as well as customers in the power generation, marine, mining, construction, commercial vehicles and material handling industries. We are not dependent on any single customer and in Fiscal 2009 no single customer accounted for more than 8.9% of our total revenues. Our top 10 customers, which include domestic and international businesses, generated approximately 26.3% of our total revenues during Fiscal 2009. The demand of our customers for the products we provide has not historically been characterized by seasonality. During Fiscal 2009, customers in the oil and gas services market accounted for approximately 72.2% of our total revenues, compared to 78.7% and 80.8% in Fiscal 2008 and 2007, respectively.

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

Sales and Marketing

We primarily sell and market our products directly to our customers through our sales and service centers in the United States and abroad with a direct sales force of approximately 240 employees. We also utilize a network of approximately 185 authorized dealers and approximately 40 independent overseas sales representatives to market and distribute our products. Our equipment product lines are generally sold directly to the end users and in certain international markets, we may use authorized sales representatives to help facilitate the marketing of our products. Our aftermarket parts and service and rental product lines are provided to our customers on a direct basis. We also utilize a network of authorized dealers to market and distribute parts.

Backlog

As of January 31, 2010 and January 31, 2009, our unfilled equipment order backlog was $203.3 million and $287.9 million, respectively. We expect to recognize a significant portion of the January 31, 2010 equipment order backlog as revenue in Fiscal 2010. We have seen significant declines in demand for our well stimulation and drilling rig products as a result of lower oil and gas prices, the tight credit markets and the weak U.S. and global economies.

    Backlog of $203.3 million as of January 31, 2010 includes $37.5 million of related party transaction reflecting an order from an affiliate of the Company's shareholder. Revenue recognition from this transaction will be deferred until title to the product passes to a third party and all other revenue recognition criteria have been met. A deposit in the amount of $9.4 million is recorded as a customer deposit in the consolidated balance sheet of the Company. Included in inventories, net is $5.8 million in costs related to this contract and no amounts have been recorded in the consolidated statements of operations through January 31, 2010.

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

For our well stimulation, well servicing, drilling and coiled tubing products, our major competitor is National Oilwell Varco, Inc. In our rail car mover product line, we compete against Trackmobile, Inc. and Central Manufacturing Inc. and we compete with Cummins Inc. and Caterpillar, Inc. and their distributors for generators and other types of engine-driven products. ZF Industries Inc. and Twin Disc Incorporated are our primary competitors for transmissions. We believe that our customers base their decision to purchase equipment based on price, lead time and delivery, quality and aftermarket parts and service capabilities.

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

We believe that the significant capital required to obtain and operate manufacturing facilities, acquire and maintain adequate inventory levels and hire and maintain an extensive and highly skilled labor force along with our long-standing relationships with our six key OEMs is a disincentive for new market entrants.

Suppliers and Raw Materials

In Fiscal 2009, approximately 72.7% of our cost of goods sold consisted of raw materials and component parts, with the other 27.3% being labor and overhead. Approximately 37.1% of the raw materials and component parts in cost of goods sold were obtained from our six key OEMs pursuant to long-standing relationships and 62.9% were obtained from a variety of other suppliers.

Our supply agreements with our six key OEMs are non-exclusive, typically short term and generally have historically been renewed on an ongoing basis, however no assurances can be given that they will be renewed beyond their expiration dates. We have been the only factory-authorized provider of a substantial portion of our product offerings from these OEMs in the territories below for an average of approximately 40 years. The following table lists our key OEMs, the products they provide, the designated geographic territories that we serve and the expiration date of our current supply agreements:

OEM	Supplier since	Products	Designated geographic territories	Expiration date
Detroit Diesel Corporation	1938	High-speed diesel engines	Texas, Colorado, New Mexico, Wyoming, Western Nebraska, South Louisiana, Coastal Mississippi, Coastal Alabama and Colombia	2017
MTU Friedrichshafen	1938	Heavy-duty high-speed diesel and natural gas engines	Texas, Colorado, New Mexico, Wyoming, Western Nebraska, South Louisiana, Coastal Mississippi, Coastal Alabama and Colombia	2010
Electro-Motive Diesel, Inc.	1956	Heavy-duty medium speed diesel engines	Texas, Colorado, New Mexico, Oklahoma, Arkansas, Louisiana, Tennessee, Mississippi, Alabama, Mexico, Central America and parts of South America	2010
Hyster Company	1959	Material handling equipment	Texas and New Mexico	No expiration date
Allison Transmission, Inc.	1973	Automatic transmissions, power shift transmissions and torque converters	Texas, Colorado, New Mexico, Wyoming, Western Nebraska, South Louisiana, Coastal Mississippi, Coastal Alabama, Venezuela and Colombia	2011
Deutz Corporation	1996	Diesel and natural gas engines	Colorado, Eastern Wyoming, Arizona, New Mexico, Texas, Oklahoma, Kansas, Arkansas, Louisiana, Mississippi, Western Tennessee, Venezuela and Colombia	No expiration date

   Our six key OEMs supply us with diesel engines, transmissions, material handling equipment and natural gas engines, as well as the aftermarket parts used to support those components. We also purchase large fluid pumps, generators, hydraulic and electrical components, among many other items, from an extensive supplier base.

Employees

As of January 31, 2010, we had approximately 2,276 employees of whom approximately 1,957 were employed in the United States and Canada and approximately 319 were employed abroad. We consider our current labor relations to be good and do not have any employees in the United States and Canada that are represented by labor unions. See “Item 1A. Risk Factors—Our success is dependent on our ability to attract and retain qualified employees.”

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

   Although we manufacture many of the components included in our products, the principal raw materials required for the manufacture of our products are purchased from our six key OEMs, and we believe that available sources of supply will generally be sufficient for our needs for the foreseeable future.

Trademarks and Patents

We rely on a combination of patent, trademark, copyright, unfair competition and trade secret laws in the United States and other jurisdictions, as well as employee and third party non-disclosure agreements, license arrangements and domain name registrations, as well as unpatented proprietary know-how and other trade secrets, to protect our products, components, processes and applications. In 2009, we acquired from SSSI and its affiliates all of their rights in the “Stewart & Stevenson” trademark and logo, which we had previously licensed from them. In the Crown Acquisition, we purchased from Crown all rights to the use of the “Crown” trademark and logo. With the exception of the “Stewart & Stevenson” trademark and logo, we do not believe any single patent, copyright, trademark or trade name is material to our business as a whole. Any issued patents that cover our proprietary technology and any of our other intellectual property rights may not provide us with adequate protection or be commercially beneficial to us and, if applied for, may not be issued. The issuance of a patent is not conclusive as to its validity or its enforceability. Competitors may also be able to design around our patents. If we are unable to protect our patented technologies, our competitors could commercialize technologies or products which are substantially similar to ours.

With respect to proprietary know-how and other proprietary information, we rely on trade secrets laws in the United States and other jurisdictions and confidentiality agreements. Monitoring the unauthorized use of our technology is difficult and the steps we have taken may not prevent unauthorized use of our technology. The disclosure or misappropriation of our intellectual property could harm our ability to protect our rights and our competitive position.

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

At January 31, 2010, we had approximately $228.1 million of indebtedness, consisting of $70.9 million outstanding under our asset-based revolving credit facility, $150.0 million of our senior notes and $7.2 million of other notes payable.  We may make additional borrowings under the revolving credit facility, which provides for maximum borrowings of $250.0 million (expandable, subject to certain conditions and commitments, to $325.0 million), at any time.  Borrowings under our revolving credit facility accrue interest at a floating rate and, accordingly, an increase in interest rates would result in a corresponding increase in our debt servicing requirements.  Subject to restrictions in the indenture governing our senior notes and our senior credit facility, we may also incur additional indebtedness.

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

We have significant sales to customers outside the United States and also maintain aftermarket parts and service operations outside the United States. In connection with the Crown Acquisition, we acquired significant manufacturing and service facilities in the U.S. and Calgary, Canada.  As a result, for Fiscal 2009, we derived approximately 29.9% of our revenues from sales of products and services to customers outside the United States.  Subject to normalization of the credit markets and the recovery of the global economic activity, we intend to continue to expand our international sales and operations.

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

In addition, a significant portion of the equipment that we sell is manufactured by, or incorporates components manufactured by, our six key OEMs:

•	Detroit Diesel Corporation,
•	MTU Friedrichshafen,
•	Allison Transmission, Inc.,
•	Electro-Motive Diesel, Inc.,
•	Hyster Company, and
•	Deutz Corporation.

In Fiscal 2009, approximately 37.1% of our cost of goods sold was attributable to products purchased from these OEMs. In addition, in Fiscal 2009, a material portion of our revenues was attributable to (i) sales of equipment that included components manufactured by these suppliers and (ii) servicing and supplying parts for certain products provided by these OEMs, including parts and products that are components of the equipment we manufacture.

Our OEM supplier arrangements, which are currently effective for varying periods of time and are not exclusive, are subject to risks that include:

•	the nonrenewal or termination, or material change in the terms, of such supplier contracts;
•	the acquisition of one or more of our six key OEMs by one of our competitors or another entity that could adversely affect our relationship;
•	the inability of our suppliers to provide us with sufficient quantities of equipment and parts to meet the demands of our customers; and
•	the appointment by our suppliers of additional providers in designated territories in which we are currently the only provider.

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

We are subject to reporting and other obligations under the Securities Exchange Act of 1934. These requirements include the preparation and filing of detailed annual, quarterly and current reports. In addition, we are required to keep abreast of and comply with material changes in the applicable rules and regulations promulgated by the SEC, including the changes and requirements mandated by the Sarbanes-Oxley Act of 2002. Compliance with these rules and regulations has resulted in an ongoing increase in our legal, audit and financial compliance costs, the diversion of management attention from operations and strategic opportunities and has made legal, accounting and administrative activities more time-consuming and costly. We may also incur higher costs to maintain insurance for directors and officers.

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

ITEM 1B.  Unresolved Staff Comments

None.

ITEM 2. Properties

    In addition to our leased headquarters in the central business district of Houston, Texas, we also maintain over 2.3 million square feet of manufacturing, service and sales facilities throughout the central U.S., Canada, Venezuela and Colombia, as well as sales offices in Beijing and Moscow. We have a total of 59 facilities, of which 50 are located in the United States and Canada, consisting of 18 owned and 32 leased properties.  The remaining 9, all of which are leased, are located abroad. Furthermore, the facilities contain over 290 acres of land to be used for future expansions.  We believe our properties are in good condition, well-maintained and sufficient for our current operations.

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

ITEM 3.  Legal Proceedings

    In July 2009, we settled an arbitration action brought against one of our suppliers and us.  Fiscal 2009 results of operations, after insurance proceeds and receipt of certain inventory, were negatively impacted by approximately $3.5 million, which is recorded in selling and administrative expenses. The settlement resolved the arbitration action and resulted in dismissal and release of all claims alleged.

    The State of Texas began conducting a sales and use tax audit for the fiscal years 2006 through 2008 during Fiscal 2009.  During the second quarter of Fiscal 2009, management completed a preliminary analysis and recorded a charge of $3.4 million to selling and administrative expenses and other current liabilities.  This amount represents management’s best estimate of probable loss, though such loss could be higher or lower and remains subject to the audit by the State of Texas. We are in discussions with our customers and will attempt to recoup such sales tax where possible and will record such recoveries, if any, upon receipt.

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

ITEM 4.  Submission of Matters to a Vote of Security Holders

None.

PART II

ITEM 5.  Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

As of January 31, 2010, there were four record holders of our outstanding units.  There is no established public trading market for any class of our common equity.

Subsequent to the SSSI Acquisition, our income is reported for federal and certain states by our shareholders. We make quarterly distributions to them to fund these tax obligations. During Fiscal 2009, 2008 and 2007, $5.6 million, $33.6 million and $20.3 million, respectively, was distributed to shareholders for their tax obligations.

ITEM 6.  Selected Financial Data

The following table sets forth our selected historical consolidated financial data as of and for the five years ended January 31, 2006, 2007, 2008, 2009 and 2010.  The selected historical consolidated financial data as of and for each of the years ended January 31, 2007, 2008, 2009 and 2010 were derived from our audited consolidated financial statements included elsewhere in this Annual Report or in our previous filings. The data for the year ended January 31, 2006 has been derived by combining the results of the business acquired in the SSSI Acquisition (the “SSSI Acquired Business”) for the period of February 1, 2005 to January 22, 2006 and our results for the period of January 23, 2006 to January 31, 2006, which are not included in this Form 10-K. You should read this information in conjunction with the discussion under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes thereto included elsewhere in this Annual Report.

	Year ended January 31,
	Combined	Successor
	2006 (2)	2007	2008	2009	2010
(In thousands, except per unit data)	(Non-GAAP)
Statement of operations data:
Sales	$690,673	$942,148	$1,335,427	$1,217,142	$688,676
Cost of sales	582,750	774,060	1,070,396	1,002,166	577,028
Gross profit	107,923	168,088	265,031	214,976	111,648
Selling and administrative expenses	84,500	108,005	139,947	138,141	114,188
Other (income) expense, net	(2,427)	(1,900)	(989)	(1,311)	54
Operating profit (loss)	25,850	61,983	126,073	78,146	(2,594)
Interest expense, net	439	19,756	29,058	24,931	20,489
Earnings (loss) from continuing
operations before income taxes	25,411	42,227	97,015	53,215	(23,083)
Income tax expense (1)	10,255	742	5,192	2,659	816
Net earnings (loss) from continuing
operations	15,156	41,485	91,823	50,556	(23,899)
Loss from discontinued operations,
net of tax	(4,037)	—	—	—	—
Net earnings (loss)	11,119	41,485	91,823	50,556	(23,899)
Preferred dividends	(128)	(4,017)	—	—	—
Net earnings (loss) available for
common unit holders	$10,991	$37,468	$91,823	$50,556	$(23,899)

Net earnings (loss) from continuing operations per unit:
Basic	$0.20	$0.51	$0.92	$0.51	$(0.24)
Diluted	$0.15	$0.41	$0.92	$0.51	$(0.24)
Net earnings (loss) available for common unit holders per common unit:
Basic	$0.15	$0.46	$0.92	$0.51	$(0.24)
Diluted	$0.11	$0.41	$0.92	$0.51	$(0.24)
Weighted average units outstanding:
Basic	75,000	80,745	100,005	100,005	100,005
Diluted	100,005	100,005	100,005	100,005	100,005
Balance sheet data (end of period):
Working capital	$190,130	$214,718	$318,072	$313,574	$245,485
Cash & cash equivalents	1,093	5,852	12,382	2,006	3,321
Property, plant and equipment, net	45,858	61,303	82,606	93,170	79,206
Total assets	395,822	456,801	673,621	653,962	514,525
Total debt	194,525	204,474	294,592	285,370	228,113
Total shareholders’ equity	69,814	94,872	174,941	179,944	155,622

(1)
We conduct our operations as Stewart & Stevenson LLC, a limited liability company, and, as a result, U.S. federal and certain state income taxes are paid by the holders of our equity interests. Therefore, no U.S. federal income tax expense was recorded in our statements of operations for the period from January 23, 2006 to January 31, 2006 and the years ended January 31, 2007, 2008, 2009 and 2010. The amounts shown reflect taxes paid to foreign jurisdictions and certain state taxes.

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

Our operating results for the period from February 1, 2005 to January 22, 2006 reflect carved-out presentations of the SSSI Acquired Business from the Predecessor’s financial statements presented on a stand-alone basis. For the purposes of presenting Fiscal 2005 data, we have combined the period of February 1, 2005 to January 22, 2006 from the carved-out Predecessor financial statements with our operating results for the period of January 23, 2006 to January 31, 2006. This combined presentation for the year ending January 31, 2006 reflects a non-GAAP financial measurement and the combined results are not intended to reflect pro forma results, as if the businesses were combined for the entire fiscal year. However, the combined Fiscal 2005 data is presented in order to provide a more meaningful measure of our financial performance in Fiscal 2005 as it reflects an entire year of operations. Although there were certain changes to the successor depreciation and amortization expense as a result of purchase accounting adjustments, these adjustments did not have a material impact in Fiscal 2005. The following table provides a reconciliation of the audited financial statements to the combined Fiscal 2005 results:

	Predecessor	Successor
	February 1, 2005 to January 22, 2006	January 23, 2006 to January 31, 2006	Combined Fiscal 2005
(In thousands)			(non-GAAP)
Statement of operations data:
Sales	$673,175	$17,498	$690,673
Cost of sales	567,432	15,318	582,750
Gross profit	105,743	2,180	107,923
Selling and administrative expenses	82,472	2,028	84,500
Other income, net	(2,411)	(16)	(2,427)
Operating profit	25,682	168	25,850
Interest expense, net	109	330	439
Earnings (loss) from continuing operations before income taxes	25,573	(162)	25,411
Income tax expense	10,255	—	10,255
Net earnings (loss) from continuing operations	15,318	(162)	15,156
Loss from discontinued operations, net of tax	(4,037)	—	(4,037)
Net earnings (loss)	11,281	(162)	11,119
Preferred dividends	—	(128)	(128)
Net earnings (loss) available for common unit holders	$11,281	$(290)	$10,991
Segment results data:
Sales
Equipment	$348,736	$10,822	$359,558
Aftermarket parts and service	298,086	5,999	304,085
Rental	26,353	677	27,030
Total sales	$673,175	$17,498	$690,673
Operating profit (loss)
Equipment	$10,117	$248	$10,365
Aftermarket parts and service	28,028	277	28,305
Rental	8,194	63	8,257
Corporate	(20,657)	(420)	(21,077)
Total operating profit	$25,682	$168	$25,850

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

In Fiscal 2009, we generated revenues of $688.7 million, operating loss of $2.6 million and EBITDA of $15.8 million, compared with revenues of $1,217.1 million, operating profit of $78.1 million and EBITDA of $97.0 million in Fiscal 2008, representing decreases of 43.4%, 103.3% and 83.7%, respectively. Fiscal 2008 represented decreases of 8.9%, 38.1% and 33.2%, respectively when compared to revenues of $1,335.4 million, operating profit of $126.1 million and EBITDA of $145.3 million in Fiscal 2007. The following table provides a reconciliation of net earnings from continuing operations (a GAAP financial measure) to EBITDA (a non-GAAP financial measure):

	Fiscal Year Ended January 31,
(In thousands)	2010	2009	2008
Net earnings (loss) from continuing operations	$(23,899)	$50,556	$91,823
Interest expense	20,489	24,931	29,058
Income tax expense	816	2,659	5,192
Depreciation and amortization	18,402	18,869	19,237

EBITDA	$15,808	$97,015	$145,310

           Sales of our equipment are significantly driven by the capital spending programs of our customers. Due to low customer confidence resulting from the downturn in the U.S. and global economies, unstable oil and gas prices and the tight credit markets, many of our customers have curtailed their capital expenditures, resulting in decreased revenues.

On February 26, 2007, we acquired substantially all of the operating assets and assumed certain liabilities of Crown, a supplier of well stimulation, drilling, workover, and well servicing rigs to the oil and gas industry. The Crown Acquisition enhanced our position as a leading supplier of well stimulation, coiled tubing, cementing and nitrogen pumping equipment and expanded our product offerings to include drilling rigs, and a full range of workover and well servicing rigs. As a result of the Crown Acquisition, we have increased our manufacturing capabilities and broadened the markets we serve with an extensive manufacturing facility in Calgary, Alberta, Canada and four service facilities in strategic locations in the United States. Our results of operations for Fiscal 2007 reflect the impact of the Crown Acquisition for the period from February 26, 2007 to January 31, 2008.

Our Historical Financial Information

Our fiscal year begins on February 1 of the stated year and ends on January 31 of the following year. For example, Fiscal 2009 began on February 1, 2009 and ended on January 31, 2010. We report results on the fiscal quarter method with each quarter comprising approximately 13 weeks.

Stewart & Stevenson LLC was formed for the purpose of acquiring from SSSI and its affiliates substantially all of the equipment, aftermarket parts and service and rental businesses that primarily serve the oil and gas industry.  We began operations on January 23, 2006 upon consummation of the SSSI Acquisition pursuant to which we acquired substantially all of the assets and operations of SSSI’s Power Products and Engineered Products operating segments. Upon acquiring these businesses, these operations were combined and restructured into three reportable operating segments: Equipment, Aftermarket Parts and Service and Rental.

We conduct our operations as Stewart & Stevenson LLC, a limited liability company, and, as a result, U.S. federal and certain state income taxes are paid by the holders of our equity interests. Therefore, no U.S. federal income tax expense was recorded in our statement of operations for the years ended January 31, 2008, January 31, 2009 and January 31, 2010.

Critical Accounting Policies

Use of Estimates and Assumptions: The preparation of financial statements in conformance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting period. We evaluate our estimates on an ongoing basis, based on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates.

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

We perform an impairment test for goodwill and indefinite-lived intangible assets annually during the fourth quarter, or earlier if indicators of potential impairment exist, as occurred during our Fiscal 2009 second quarter. Our goodwill impairment test involves a comparison of the fair value of each of our reporting units with their carrying value. Our impairment test for indefinite-lived intangible assets involves the comparison of the fair value of the intangible asset and its carrying value. The fair value is determined using discounted cash flows (“income approach”) and other market-related valuation models, including earnings multiples (“public company market approach”) and comparable asset market values (“transaction approach”). Certain estimates and judgments are required in the application of these fair value models. The income approach consists of estimating the future cash flows that are directly associated with each of our reporting units. We performed our annual impairment test during the fourth quarter, as well as an interim impairment test during the second quarter, and determined that no impairment exists.

During Fiscal 2009 we assigned a weighting of 40% to the income approach, 40% to the public company market approach and 20% to the transaction approach, which is consistent with Fiscal 2008.  For the Fiscal 2009 year end test, the fair value exceeded the carrying value for one of our reporting units by 11.4%, or $9.6 million.  The material assumptions used for the income approach included a weighted average cost of capital of 20.5% and a long-term growth rate of 4.5%.  This reporting unit had a goodwill balance of $26.7 million at January 31, 2010.  Under the income approach, a one percentage point increase in the discount rate and a one percentage point decrease in the long-term growth rate would have decreased the fair value of this reporting unit by $2.5 million.  Under the public company market and transaction approaches, a 10% decrease in the multiples used would have decreased the fair value of this reporting unit by $3.6 million and $1.4 million, respectively.

There are significant inherent uncertainties and management judgment involved in estimating the fair value of each reporting unit, including historical experience and future expectations such as budgets and industry projections.  While we believe we have made reasonable estimates and assumptions to estimate the fair value of our reporting units, it is possible that a material change could occur.  If actual results are not consistent with our current estimates and assumptions, or the current economic conditions worsen or recover at a slower pace, goodwill impairment charges may be recorded in future periods.

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

Customer Deposits:  We sometimes collect advance customer deposits to secure customers’ obligations to pay the purchase price of ordered equipment.  For long-term construction contracts, these customer deposits are recorded as current liabilities until construction begins. During construction, the deposit liability is reclassified into billings in excess of incurred costs and, ultimately, recognized into revenue under the percentage-of-completion method.  For all other sales, these deposits are recorded as current liabilities until revenue is recognized.

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

Comparison of the Results of Operations—Fiscal 2009 and Fiscal 2008

Sales—For Fiscal 2009, our sales were $688.7 million, a decrease of $528.5 million, or 43.4%, compared to Fiscal 2008 sales of $1,217.1 million. Sales declined in all segments. The decrease in sales impacted all segments and results from low customer confidence due to the weak U.S. and global economies, tight credit markets and unstable gas and oil prices. A breakdown of sales for these periods is as follows:

	Fiscal Year Ended January 31,		Change
	2010	2009	$	%
(In thousands)
Sales
Equipment	$395,641	$792,919	$(397,278)	-50.1%
Aftermarket parts and service	273,640	382,787	(109,147)	-28.5%
Rental	19,395	41,436	(22,041)	-53.2%
Total sales	$688,676	$1,217,142	$(528,466)	-43.4%

Sales of equipment fell by 50.1%, or $397.3 million, during Fiscal 2009 compared to Fiscal 2008. The decrease in sales was primarily attributable to lower sales volumes across all product lines except power generation ($445.9 million). Well stimulation, seismic and rig sales represented approximately 69.3% of the decline.  The decrease was partially offset by an increase in power generation sales of $48.6 million compared to Fiscal 2008.

Aftermarket parts and service sales fell by 28.5%, or $109.1 million, to $273.6 million during Fiscal 2009 from $382.8 million in Fiscal 2008.  Parts sales fell by $72.3 million and service sales fell by $36.8 million.

Rental sales fell by 53.2%, or $22.0 million, during Fiscal 2009 when compared to Fiscal 2008. Rental sales during Fiscal 2008 included revenues of approximately $11.2 million related to Hurricanes Gustav and Ike which were not repeated during Fiscal 2009.

Gross profit—Our gross profit was $111.6 million for Fiscal 2009, a decrease of $103.4 million, compared to $215.0 million in Fiscal 2008, reflecting a decline in gross profit margin from 17.7% to 16.2%, due to lower sales volumes, product mix and pricing pressures. The equipment segment gross profit margin decreased slightly from 16.9% to 16.7% primarily driven by lower sales and changes in sales mix. The aftermarket parts and service segment gross profit margin decreased from 17.6% to 15.0%, as a result of changes in sales mix and increases in indirect costs such as inventory reserves. The rental segment gross profit margin declined from 33.5% to 22.2%, primarily as the result of lower sales and its relation to the fixed costs associated with the rental fleet.

Selling and administrative expenses—Selling and administrative expenses decreased by $23.9 million to $114.2 million in Fiscal 2009 compared to $138.1 million in Fiscal 2008. Selling and administrative expenses as a percentage of sales increased to 16.6% from 11.3% for Fiscal 2009, primarily as a result of lower sales volumes. The decrease of $23.9 million during Fiscal 2009 was partially offset by approximately $3.4 million related to an accrual for a probable sales tax liability and $3.5 million related to the settlement and defense of a claim. Fiscal 2008 included legal and professional expenses of approximately $2.6 million associated with the pursuit of strategic alternatives, $1.6 million related to SOX 404 implementation costs, and $3.2 million of non-cash amortization of other intangible assets.

Other expense ( income), net—Other expense was $0.1 million in Fiscal 2009, a decrease of $1.4 million compared to other income of $1.3 million in Fiscal 2008 mainly as the result of foreign currency transaction losses associated with our Canadian subsidiary partially offset by realized gains associated with our foreign currency derivative instrument.

Operating (loss) profit—Our operating loss decreased to $2.6 million, or 0.4% of sales, in Fiscal 2009, from operating profit of $78.1 million, or 6.4% of sales, in Fiscal 2008, primarily as the result of lower sales and gross profit margins.

Interest expense, net—Net interest expense was $20.5 million in Fiscal 2009, a decrease of $4.4 million compared to net interest expense of $24.9 million in Fiscal 2008. The decrease in interest expense is primarily a result of lower outstanding balances and lower interest rates for our revolving credit facility and an increase in interest income as compared to Fiscal 2008.

Comparison of the Results of Operations—Fiscal 2008 and Fiscal 2007

Sales—For Fiscal 2008, our sales were $1,217.1 million, a decrease of $118.3 million, or 8.9%, compared to Fiscal 2007 sales of $1,335.4 million. The decrease in equipment sales was partially offset by increases in aftermarket parts and service and rental sales. A breakdown of sales for these periods is as follows:

	Fiscal Year Ended January 31,		Change
	2009	2008	$	%
(In thousands)
Sales
Equipment	$792,919	$930,357	$(137,438)	-14.8%
Aftermarket parts and service	382,787	376,327	6,460	1.7%
Rental	41,436	28,743	12,693	44.2%
Total sales	$1,217,142	$1,335,427	$(118,285)	-8.9%

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

Other expense (income), net—Other income was $1.3 million in Fiscal 2008, an increase of $0.3 million compared to other income of $1.0 million in Fiscal 2007 mainly as the result of foreign currency transaction gains associated with our Canadian subsidiary.

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

Certain general and administrative costs which are incurred to support all operating segments are allocated to the segment operating results presented. Operating results by segment are as follows:

	Fiscal Year Ended January 31,
	2010		2009	2008
(In thousands)
Sales
Equipment	$395,641		$792,919	$930,357
Aftermarket parts and service	273,640		382,787	376,327
Rental	19,395		41,436	28,743
Total sales	$688,676		$1,217,142	$1,335,427

Operating profit (loss)
Equipment	$16,865		$65,049	$101,350
Aftermarket parts and service	14,259		38,637	44,909
Rental	1,280		9,420	9,078
Corporate	(34,998)		(34,960)	(29,264)
Total operating profit (loss)	$(2,594)		$78,146	$126,073

Operating profit percentage
Equipment	4.3%		8.2%	10.9%
Aftermarket parts and service	5.2		10.1	11.9
Rental	6.6		22.7	31.6
Consolidated	(0.4	) %	6.4%	9.4%

Segment Results Comparison —Fiscal 2009 and Fiscal 2008

Equipment—Operating profit generated by the equipment segment decreased to $16.9 million in Fiscal 2009 from $65.1 million in Fiscal 2008, a decrease in operating profit margin from 8.2% to 4.3%, primarily due to higher costs and lower sales volumes. The $48.2 million decrease in operating profit was attributable to $67.1 million in decreased sales volumes partially offset by $18.9 million relating to higher pricing and productivity.

Our equipment order backlog as of January 31, 2010 was $203.3 million compared to $287.9 million as of January 31, 2009, a decrease of 29.4%. We have experienced significant declines in demand for our well stimulation and drilling rig products as a result of lower oil and gas prices, the tight credit markets and the weak U.S. and global economies. We expect to recognize a significant portion of this equipment order backlog as revenue during Fiscal 2010.

    Backlog of $203.3 million as of January 31, 2010 includes $37.5 million of related party transaction reflecting an order from an affiliate of the Company's shareholder. Revenue recognition from this transaction will be deferred until title to the product passes to a third party and all other revenue recognition criteria have been met. A deposit in the amount of $9.4 million is recorded as a customer deposit in the consolidated balance sheet of the Company. Included in inventories, net is $5.8 million in costs related to this contract and no amounts have been recorded in the consolidated statements of operations through January 31, 2010.

Aftermarket Parts and Service—Operating profit generated by the aftermarket parts and service segment decreased to $14.3 million in Fiscal 2009 from $38.6 million in Fiscal 2008, while operating profit margin decreased from 10.1% to 5.2%. Operating profit margin decreased by $24.4 million due to lower pricing and productivity ($5.2 million) and lower sales volumes ($19.2 million).

Rental—Operating profit generated by the rental segment decreased to $1.3 million in Fiscal 2009 from $9.4 million in Fiscal 2008. Operating profit margin decreased from 22.7% for Fiscal 2008 from 6.6% in Fiscal 2009, mainly as a result lower sales volumes and the impacts of Hurricanes Ike and Gustav in Fiscal 2008. During Fiscal 2009, our rental fleet utilization was approximately 43.8%.

Corporate—Corporate and administrative expenses remained constant at $35.0 million in Fiscal 2009 compared to Fiscal 2008 and increased as a percentage of sales from 2.9% to 5.1% as a result of lower sales volumes. Corporate and administrative expenses in Fiscal 2009 included $3.4 million of charges related to the accrual for a probable sales tax liability and $3.5 million in defense and settlement of a claim.

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

Our equipment order backlog as of January 31, 2009 was $287.9 million compared to $498.9 million as of January 31, 2008, a decrease of 42.3%. We experienced significant declines in demand for our well stimulation and drilling rig products as a result of lower oil and gas prices, the tightening of the credit markets and the downturn of the global economy. An area of growth in our backlog during Fiscal 2008 related to our power generation product offerings for deep water drilling applications. We recognized a significant portion of this equipment order backlog as revenue during Fiscal 2009.

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

Corporate—Corporate and administrative expenses increased to $35.0 million in Fiscal 2008 compared to $29.3 million in Fiscal 2007 and increased as a percentage of sales from 2.2% to 2.9%. The $5.7 million increase in expenses is primarily due to legal and professional expenses, including $2.6 million associated with the pursuit of strategic alternatives, $1.6 million related to SOX 404 implementation costs, and $1.3 million in foreign currency differences associated with our foreign subsidiaries.

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

During Fiscal 2009, we generated net cash from operating activities of $66.3 million compared to net cash generated from operating activities of $58.5 million during Fiscal 2008. The cash provided by operating activities consisted of $69.8 million as a result of changes in operating assets and liabilities increased by non-cash items of $20.4 million for depreciation and amortization offset by $23.9 million of net losses. The change in operating assets and liabilities is the result of decreases in accounts receivable, recoverable costs and accrued profits not yet billed, inventory, and increases in customer deposits, which in aggregate totaled $142.5 million and were partially offset by decreases in accounts payable,  billings in excess of incurred costs and increases in other, which in aggregate totaled $72.7 million.

During Fiscal 2008, we generated net cash from operating activities of $58.5 million compared to net cash generated from operating activities of $39.1 million during Fiscal 2007. The cash generated by operating activities during Fiscal 2008 consisted of $50.6 million of cash generated by net earnings and depreciation and amortization and non-cash foreign exchange gains of $17.8 million, partially offset by changes in operating assets and liabilities of $9.9 million. Changes in operating assets and liabilities were the result of decreases in accounts receivable, recoverable costs not yet billed and other and increases in customer deposits, which in aggregate totaled $31.6 million and which were offset by increases in inventories and decreases in accounts payable, accrued payrolls and billings in excess of incurred costs which in aggregate totaled $41.5 million.

Net cash used in investing activities was $2.9 million during Fiscal 2009. This included $3.3 million of capital expenditures, of which $0.8 million related to additions to our rental fleet, offset by $0.4 million received for disposals of property, plant and equipment.  Net cash used in investing activities was $27.8 million during Fiscal 2008. This included $27.8 million of capital expenditures, of which $22.3 million related to additions to our rental fleet.

   Net cash used in financing activities was $63.7 million during Fiscal 2009. This includes $57.7 million in net payments on our revolving credit facility, tax distributions to holders of common units of $5.6 million and deferred financing costs of $0.4 million.  Net cash used in financing activities was $42.4 million during Fiscal 2008. This includes $8.4 million in net payments on our outstanding debt, tax distributions to holders of common units of $33.6 million and deferred financing costs of $0.4 million.

As of January 31, 2010, our cash and cash equivalent balance was $3.3 million, reflecting timing of cash receipts, disbursements and borrowings under our revolving credit facility.

Current Resources

We have an asset-based revolving credit facility in the amount of $250.0 million with a $25.0 million sub-facility to be used by our Canadian subsidiary. The $250.0 million revolving credit facility, which matures in February 2012, is secured by substantially all accounts receivable, inventory and property, plant and equipment and provides for borrowings at LIBOR, plus a margin ranging from 1.25% to 2.00% per annum, based on our leverage ratios, as specified in the credit agreement.  Based on the outstanding borrowings, letters of credit issued ($21.2 million) and the terms of the asset-based revolving credit facility, our available borrowing capacity was approximately $68.3 million at January 31, 2010.

Borrowings under our senior credit facility and our senior notes were as follows:

	As of January 31,
	2010	2009
(In thousands)
Revolving credit facility	$70,870	$130,219
Unsecured senior notes	150,000	150,000
Total	$220,870	$280,219

   The revolving credit facility and the senior notes contain financial and operating covenants with which we must comply during the terms of the agreements.  These covenants include the maintenance of certain financial ratios, restrictions related to the incurrence of certain indebtedness and investments, and prohibition of the creation of certain liens.  We were in compliance with all covenants as of January 31, 2010. The financial covenant for the revolving credit facility requires that we maintain a fixed charge coverage ratio, as defined in the agreement, of at least 1.1 to 1.0; however, this covenant does not take effect until our available borrowing capacity is $30.0 million or less.  The financial covenant for the senior notes indenture requires that, were we to incur additional indebtedness (subject to various exceptions set forth in the indenture), after giving effect to the incurrence of such additional indebtedness, we have a consolidated coverage ratio, as defined in the indenture, of at least 2.5 to 1.0.

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

   We currently believe that we will make approximately $16.0 million of capital expenditures during Fiscal 2010.

Scheduled maturities under the revolving credit facility, our senior notes and other operating lease commitments as of January 31, 2010, are as follows:

Description	Fiscal 2010	Fiscal 2011	Fiscal 2012	Fiscal 2013	Fiscal 2014	Thereafter	Total
(In thousands)
Senior note obligations	$-	$-	$-	$-	$150,000	$-	$150,000
Revolving line of credit	-	-	70,870	-	-	-	70,870
Notes payable (1)	7,243	-	-	-	-	-	7,243
Interest on senior debt (1)	17,507	17,507	15,104	15,000	7,500	-	72,618
Operating leases:
Equipment	1,098	314	115	13	3	1	1,544
Property	5,794	5,057	1,864	955	475	163	14,308
Vehicles	2,711	1,985	734	80	-	-	5,510
Total operating leases	$9,603	$7,356	$2,713	$1,048	$478	$164	$21,362

Total	$34,353	$24,863	$88,687	$16,048	$157,978	$164	$322,093

(1)  Interest in respect of our revolving credit facility and notes payable is calculated assuming the outstanding balance and the current average borrowing rate at January 31, 2010 remain unchanged over the term of the agreements.

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

   Subsequent Events:   In May 2009, the FASB established standards related to accounting for and disclosure of events occurring after the balance sheet date and prior to issuance of the financial statements. This standard sets the period during which management must evaluate events for inclusion via recognition and/or disclosure in the financial statements.  The standard also defines events as either recognized or non-recognized and requires disclosure of when subsequent events were evaluated. We have adopted the provisions of this new standard, which became effective for interim and annual reporting periods ending after June 15, 2009.  Subsequent events have been evaluated through the date this annual report was issued and have been either recognized and/or disclosed, when necessary, in our current period financial statements.

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

Foreign Exchange Risk

Our international subsidiaries in Colombia and Venezuela transact most of their business in their respective local currencies, while our Canadian subsidiary conducts its business in both Canadian and U.S. dollars. While local currency transactions arising from our Canadian operations represented approximately 3.9% of our revenue stream during Fiscal 2009, our results of operations were not significantly impacted by changes in currency exchange rates. We entered into a foreign currency exchange rate derivative instrument in January 2009 to manage our exposure to fluctuations in foreign currency exchange rates for certain contracts of our Canadian subsidiary that were not denominated in its functional currency.  The derivative was settled in May 2009 resulting in a realized gain of $1.4 million.  Revenues generated by our Colombian and Venezuelan subsidiaries comprised 3.9% and 2.3%, respectively of our total revenue.

    On January 10, 2010, the Venezuelan Government devalued its currency from 2.15 Bolivars per U.S. dollar to 4.30 Bolivars per U.S. dollar (“the official rate”) and the Venezuelan economy has since been designated as hyperinflationary.  The Company has historically utilized the official rate for its Venezuelan operations and will continue to monitor future developments as they may relate to the impact from hyperinflationary currency fluctuations.  As such, the Company uses the official rate to translate, and will use it to remeasure, its Venezuelan subsidiary’s financial statements.

    The Company recognized a translation loss of $3.1 million as of January 31, 2010, which is recorded in currency translation adjustment, a component of accumulated other comprehensive income (loss) in our consolidated balance sheets.  Beginning February 1, 2010, the Company will utilize the U.S. dollar as the functional currency for its Venezuelan subsidiary and remeasure its financial statements into U.S. dollars.  Accordingly, using “hyperinflationary accounting”, it will recognize the related losses or gains from such remeasurement of its balance sheet in the consolidated statements of its operations.  As the Venezuelan subsidiary was translated at the official rate as of January 31, 2010, the result of applying hyperinflationary accounting is not expected to have a material impact to the Company’s financial statements as of February 1, 2010; however, remeasurement impacts subsequent to this date could be material.

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

ITEM 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

 None.

ITEM 9A.  Controls and Procedures

Effectiveness of Disclosure Controls and Procedures

We maintain a set of disclosure controls and procedures designed to ensure that information we are required to disclose in reports that we file or submit with the SEC is recorded, processed, summarized and reported within the time periods specified by the SEC. An evaluation was carried out under the supervision and with the participation of the Company’s management, including Robert L. Hargrave, our Chief Executive Officer and Chief Financial Officer (collectively for purposes of this Item 9A, our "CEO"), of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the CEO has concluded that the Company’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by us in reports we file with the SEC is recorded, processed, summarized and reported within the time periods required by the SEC, and is accumulated and communicated to management including our CEO, as appropriate, to allow timely decisions regarding disclosure.

Management’s Report on Internal Control Over Financial Reporting

Management of the Company, including the CEO, is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934, as amended. Our internal controls were designed to provide reasonable assurance as to (i) the reliability of our financial reporting and (ii) the reliability of the preparation and presentation of the consolidated financial statements for external purposes in accordance with accounting principles generally accepted in the United States.

We conducted an evaluation of the effectiveness of our internal control over financial reporting as of January 31, 2010 based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. There are inherent limitations in the effectiveness of any system of internal control over financial reporting; however, based on our evaluation, we have concluded that our internal control over financial reporting was effective as of January 31, 2010.

Changes in Internal Control over Financial Reporting

Management, including our CEO, evaluated the changes in our internal control over financial reporting during the quarter ended January 31, 2010. We determined that there were no changes in our internal control over financial reporting during the quarter ended January 31, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting .

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

ITEM 9B.  Other Information

None.

PART III

ITEM 10.  Directors and Executive Officers of the Registrant

Executive Officers and Directors

The following table sets forth information with respect to our directors and executive officers as of April 30, 2010.

Name	Age	Position(s)
Hushang Ansary	82	Chairman of the Board of Directors
Frank C. Carlucci	79	Director and Vice Chairman
Nina Ansary	43	Director
James W. Crystal	72	Director
Robert L. Hargrave	69	Director, Chief Executive Officer and Chief Financial Officer
John D. Macomber	82	Director
Stephen Solarz	69	Director
Andrew M. Cannon	36	Chief Accounting Officer
Kenneth W. Simmons	54	Vice President—Domestic Sales and Aftermarket
David C. Sulkis	53	General Counsel

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

Robert L. Hargrave (Director, Chief Executive Officer and Chief Financial Officer). Mr. Hargrave has been our Chief Executive Officer since January 2007 and Acting Chief Financial Officer since January 2010. From 1999 to 2007, he was a private entrepreneur. He served as President and Chief Executive Officer of Stewart & Stevenson Services, Inc. from 1997 to 1999 and the Chief Financial Officer from 1983 to 1997. Mr. Hargrave served as Vice Chairman and Chief Financial Officer at IRI from 1999 to 2000.

John D. Macomber (Director). Mr. Macomber has been a member of our board of directors since January 2006. He has been a Principal of JDM Investment Group, a private investment firm, since 1992. From June 2000 to November 2005, he was a member of the board of directors of IRI. He was Chairman and Chief Executive Officer of Celanese Corporation from 1973 to 1986 and a Senior Partner at McKinsey & Company from 1954 to 1973. Mr. Macomber is Chairman of The Council for Excellence in Government and Vice Chairman of The Atlantic Council. He has been a Director of Lehman Brothers Holdings Inc., which filed for bankruptcy in 2008, since 1994 and is a member of the board of directors of Collexis Holdings. He was Chairman and President of the Export-Import Bank of the U.S. from 1989 to 1992.

Stephen Solarz (Director). Mr. Solarz has been a member of our board of directors since January 2006. He has been the President of Solarz Associates, an international consulting firm, since January 1993 and since 1994, also serves as a Senior Counselor to APCO Associates, a public affairs firm. Mr. Solarz was a member of the board of directors of GlobalSantaFe Corporation from 2003 to 2009. Mr. Solarz was elected to the U.S. Congress in 1974 and was re-elected eight times.

Andrew M. Cannon (Chief Accounting Officer). Mr. Cannon has been our Chief Accounting Officer since January 2009. Mr. Cannon is a Certified Public Accountant, most recently with Ernst & Young LLP from November 2002 through December 2008, and has worked primarily with the oilfield services, energy, and related supporting industries.

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

David C. Sulkis (General Counsel). Mr. Sulkis has been our General Counsel since January 2007. From 2002 to 2007, Mr. Sulkis practiced law at Baker Botts L.L.P.

Director Independence

Our board of directors has determined that each of Messrs. Carlucci, Crystal, Macomber and Solarz  is an “independent” director within the meaning of the applicable rules of the SEC.

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

Compensation Committee

Our compensation committee consists of Mr. John D. Macomber, as Chairman, and Mr. Hushang Ansary. Our compensation committee reviews and recommends policy relating to compensation and benefits of our directors and executive officers, including evaluating executive officer performance, reviewing and approving executive officer compensation, reviewing director compensation, making recommendations to the board with respect to the approval, adoption and amendment of incentive compensation plans, administering equity-based incentive compensation and other plans and reviewing executive officer employment agreements and severance arrangements.

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

Code of Ethics

In Fiscal 2007, we adopted our corporate code of business conduct and ethics which describes the basic principles of conduct of our officers, directors and employees. We will provide to any person without charge, upon written request, a copy of our corporate code of business conduct and ethics.  In addition, copies of our Annual Report on Form 10-K may also be requested. Requests should be directed to Stewart & Stevenson LLC, 1000 Louisiana, Suite 5900, Houston, TX 77002, Attention: Robert L. Hargrave.

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

Compensation Components

Executive compensation consists of the following:

Base Salary

The primary component of compensation of our executives is base salary.  We believe that the base salary element is required in order to provide our executive officers with a stable income stream that is commensurate with their responsibilities and the competitive market conditions.  The base salary levels of our executives with respect to Fiscal 2009 were established based upon: (i) the individual’s particular background and circumstances, including experience and skills, (ii) our knowledge of competitive factors within the industry in which we operate, (iii) the job responsibilities of the individual, (iv) our expectations as to the performance and contribution of the individual and our judgment as to the individual’s potential future value to us and (v) existing base salary levels.  In establishing the current base salary levels, we did not engage in any particular benchmarking activities or engage any outside compensation advisors.  Base salaries remained unchanged from the end of Fiscal 2008 through Fiscal 2009, although an across the board pay cut was implemented in March 2009 as a response to the economic downturn in the global economy. We expect that in future years, base salary levels will be established based upon these factors as well as additional factors including prior year’s performance, the individual’s length of service to us and other elements.  For Fiscal 2009, as in Fiscal 2008, the base salary for Mr. Ansary, our chairman of the board of directors and of the executive committee and our founder, was significantly higher than that of our other executive officers.  Mr. Ansary determines our overall strategy and direction.  Mr. Ansary has a major role in the creation of our organic and acquisitive growth opportunities, expanding our international presence, enhancing our productivity and the overall achievement of our global strategic objectives.  Mr. Ansary’s base compensation for Fiscal 2009 of $2.1 million was established in light of his unique role in our company and that level of compensation was agreed to as part of the terms of our senior credit facility. Pursuant to the terms of our senior credit facility, Mr. Ansary’s total compensation for any fiscal year commencing in Fiscal 2007 may not exceed $5 million, provided that after consummation of an initial public equity offering, any change in Mr. Ansary’s total compensation will be subject only to the approval of our board of directors.  On November 6, 2007, we entered into an employment agreement with Mr. Ansary pursuant to which Mr. Ansary’s annual base salary will continue to be not less than $2.0 million as adjusted for salary reductions implemented during Fiscal 2009.

Bonus

In the face of the global financial turmoil and economic downturn, the Company has discontinued its previously reported bonus practice of awarding our executives discretionary cash bonuses.  Accordingly, no cash bonuses or discretionary cash bonuses were awarded to the named executives for Fiscal 2009 or Fiscal 2008.  Discretionary cash bonus awards for Fiscal 2007 were determined and paid on December 29, 2008.  Fiscal 2007 bonus amounts are set forth in the Summary Compensation Table.  No bonus provisions were made for Fiscal 2007 for Mr. Robert L. Hargrave.

The Company has not made any determination of its practice with respect to executive bonuses for Fiscal 2010 and future years.

401(k) Plan

We maintain a retirement savings plan, or a 401(k) Plan, for the benefit of all eligible employees. Currently, employees may elect to defer their compensation up to the statutorily prescribed limit. During Fiscal 2009, we matched 35% of employee contributions to the 401(k) Plan, capped at 6% of the employee’s salary. An employee’s interests in his or her deferrals are 100% vested when contributed. The 401(k) Plan is intended to qualify under Sections 401(a) and 501(a) of the Internal Revenue Code. As such, contributions to the 401(k) Plan and earnings on those contributions are not taxable to the employees until distributed from the 401(k) Plan, and all contributions are deductible by us when made. We provide this benefit to our executive officers because it is a benefit we provide to all of our eligible employees and it is provided to our executive officers on the same basis as all other eligible employees.

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

Summary Compensation Table

The following table sets forth the compensation of our most highly compensated executive officers, which include our chief executive officer, for Fiscal 2009, 2008 and 2007. We refer to these individuals as our named executive officers.

				Equity	All Other
Name and Principal Position	Year	Salary	Bonus	Awards	Compensation (1)	Total
Hushang Ansary	2009	$2,082,572	$-	$-	$40,525	$2,123,097
Chairman of the Board of Directors	2008	2,500,000	-	-	42,431	2,542,431
and of the Executive Committee	2007	2,500,000	-	-	19,372	2,519,372
Robert L. Hargrave	2009	518,726	-	-	32,212	550,938
Chief Executive Officer, Chief	2008	600,000	-	-	33,425	633,425
Financial Officer and Director	2007	600,000	-	-	18,679	618,679
Jeffery W. Merecka (2)	2009	208,550	-	-	28,495	237,045
Vice President, Chief Financial	2008	225,000	-	-	28,835	253,835
Officer and Secretary	2007	225,000	175,000	-	19,217	419,217
Kenneth W. Simmons	2009	185,072	-	-	15,728	200,800
Vice President - Domestic Sales	2008	200,000	-	-	16,828	216,828
& Aftermarket	2007	200,000	120,000	-	12,882	332,882
David C. Sulkis	2009	228,438	-	-	7,716	236,154
General Counsel

(1)	Consists of executive officer benefits listed above and 401(k) matching contributions.

(2)	Mr. Merecka resigned as our Chief Financial Officer effective January 15, 2010.

 Equity Awards

On September 5, 2007, our board of directors adopted the 2007 Incentive Compensation Plan (“Incentive Plan”). The Incentive Plan received the required approval of a majority of our unit holders and became effective on September 27, 2007.  In connection with the adoption and approval of the Incentive Plan, the compensation committee of the board, which has the responsibility to administer the Incentive Plan, made certain grants of restricted shares to our non-executive directors and certain members of our senior executive management. The grants to our five non-executive directors totaled 300,000 restricted shares vesting in five (5) 60,000 share tranches, with each such tranche vesting upon board service for a complete fiscal year. In addition, approximately 54,000 of the restricted shares granted to two former directors were earned as part of their service to the Company with the balance of their grants being forfeited. The executive grants total 60,000 restricted shares vesting in five (5) 12,000 share tranches, with each tranche vesting upon employment for a complete fiscal year. In addition, approximately 20,000 of the restricted shares granted to a former executive were earned before his resignation from the Company with the balance being forfeited. The executive grants are subject to the achievement of net pre-tax income growth in the relevant fiscal year that exceeds the median net pre-tax income growth of a peer group of companies consisting of Schlumberger, Ltd., National Oilwell Varco, Inc., Weatherford International Ltd., Cameron International Corp. and BJ Services Company and are subject to acceleration in the case of an executive’s death or disability. As this performance condition was not met for Fiscal 2009 or Fiscal 2008, those tranches were forfeited. All grants are subject to (i) the completion of an initial public equity offering and (ii) accelerated vesting upon a change-in-control of the Company. No expense has been recognized for these grants because the contingent condition has not occurred and as of January 31, 2010, diluted earnings per share excluded the approximately 410,000 contingent unvested restricted shares.

Units Vested During Fiscal 2009

None.

 Director Compensation

Directors who are also full-time officers or employees of our company receive no additional compensation for serving as directors. All other directors receive an annual retainer of $60,000. For a discussion of equity awards made to our non-executive directors in anticipation of our initial public offering, see Equity Awards above. Each non-employee director also receives an annual fee of $10,000 for serving as the chair of a standing committee, with the exception of the chair of the audit committee, who receives an annual fee of $15,000. In addition, each director who otherwise serves on a committee receives an annual fee of $5,000. The following table sets forth compensation earned by our non-employee directors in Fiscal 2009, 2008 and 2007.

		Fees Earned or
Name of Director	Year	Paid in Cash	Total
Nina Ansary	2009	$65,000	$65,000
	2008	65,000	65,000
	2007	65,000	65,000
Frank C. Carlucci	2009	70,000	70,000
	2008	70,000	70,000
	2007	70,000	70,000
James W. Crystal	2009	75,000	75,000
	2008	75,000	75,000
	2007	75,000	75,000
Jack F. Kemp (1)	2009	16,250	16,250
	2008	65,000	65,000
	2007	65,000	65,000
John Macomber	2009	75,000	75,000
	2008	66,250	66,250
	2007	65,000	65,000
Stephen Solarz	2009	65,000	65,000
	2008	65,000	65,000
	2007	65,000	65,000

(1)	Mr. Kemp passed away in May 2009.

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information as of April 30, 2010 regarding the beneficial ownership of our outstanding common equity, by:

•	each person or entity known by us to beneficially own more than 5% of our outstanding common stock;
•	each of our directors and named executive officers; and
•	all of our directors and executive officers as a group.

Beneficial ownership of shares is determined under rules of the SEC and generally includes any shares over which a person exercises sole or shared voting or investment power. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options held by that person that are currently exercisable or exercisable within 60 days of April 30, 2010 are deemed outstanding. These shares, however, are not deemed outstanding for the purposes of computing the percentage ownership of any other person. Except as indicated in the footnotes to this table and as provided pursuant to applicable community property laws, the stockholders named in the table have sole voting and investment power with respect to the shares set forth opposite each stockholder’s name. Unless otherwise indicated, the address for each of the individuals listed below is: c/o Stewart & Stevenson LLC, 1000 Louisiana St., Suite 5900, Houston, Texas 77002.

	Number of units beneficially owned
Name and address of beneficial owner	Number of units	Percentage
Parman Capital Group LLC(1)(2)	51,750,000	51.75%
EC Investments B.V.(3)	40,005,000	40.00%
Ennia Caribe Holding N.V.(4)	40,005,000	40.00%
Hushang Ansary(2)(4)(5)	51,750,000	51.75%
Robert L. Hargrave	—	—
David C. Sulkis	—	—
Kenneth W. Simmons	—	—
Nina Ansary(6)	4,300,000	4.30%
Frank C. Carlucci(4)(7)	3,950,000	3.95%
James W. Crystal(4)	—	—
John D. Macomber(4)	—	—
Stephen Solarz	—	—
All directors and executive officers as a group (9 persons)	60,000,000	60.00%

(1)	Mr. Hushang Ansary is the sole member of Parman Capital Group LLC and has sole voting and dispositive power with respect to the units held by Parman Capital Group LLC.

(2)	Excludes 12,000,000 units which Parman Capital Group LLC has the right to reacquire from EC Investments B.V. until April 2011.

(3)
EC Investments B.V. is a wholly owned subsidiary of Ennia Caribe Holding N.V. Voting and dispositive power with respect to the units held by EC Investments B.V. is held by the Supervisory Board of Ennia Caribe Holding N.V.

(4)
Units beneficially owned by Ennia Caribe Holding N.V. reflect beneficial ownership of units held by EC Investments B.V. Mr. Hushang Ansary is Chairman of the Supervisory Board of Ennia Caribe Holding N.V. Messrs. Ansary and Carlucci and Ms. Ansary collectively own a minority interest in a private investment company that holds a majority equity interest in Ennia Caribe Holding N.V.  Messrs. Carlucci, Crystal and Macomber and Ms. Ansary are also members of the Supervisory Board of Ennia Caribe Holding N.V. Each of Messrs. Ansary, Carlucci, Crystal and Macomber and Ms. Ansary disclaim beneficial ownership of such units.

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

ITEM 13.  Certain Relationships and Related Transactions

James W. Crystal, a member of our board of directors, is also the Chairman and Chief Executive Officer of Frank Crystal & Company, Inc., an insurance brokerage firm. In Fiscal 2009, 2008 and 2007, we purchased insurance coverage through Frank Crystal & Company, Inc., generating commissions to Frank Crystal and Company, Inc. of $358,426, $360,662 and $535,568, respectively. The purchase of this coverage was negotiated on an arm’s length basis and we believe that the premium was within the range of market prices for similar types of insurance coverage. We currently anticipate that we will continue to procure insurance from Frank Crystal & Company, Inc.

    Backlog of $203.3 million as of January 31, 2010 includes $37.5 million of related party transaction reflecting an order from an affiliate of the Company's shareholder. Revenue recognition from this transaction will be deferred until title to the product passes to a third party and all other revenue recognition criteria have been met. A deposit in the amount of $9.4 million is recorded as a customer deposit in the consolidated balance sheet of the Company. Included in inventories, net is $5.8 million in costs related to this contract and no amounts have been recorded in the consolidated statements of operations through January 31, 2010.

The Company’s current practice with respect to related party transactions is as follows: (i) transactions with a value not exceeding $10,000 are subject to approval by our Chairman (other than transactions in which our Chairman may be a party), (ii) transactions in which our Chairman may be a party or transactions with a value in excess of $10,000 but not exceeding $100,000 are subject to approval by our Executive Committee (excluding, as appropriate, the participation of a member of the Executive Committee who may be a party to such transactions) and (iii) all other transactions are subject to approval of our board of directors.

ITEM 14.  Principal Accountant Fees and Services

Ernst and Young LLP, an independent registered public accounting firm, served as our auditors for Fiscal 2009 and 2008.

	Fiscal Year Ended January 31,
	2010	2009
Audit fees	$1,679,200	$2,709,145
Audit-related fees	-	640,184
Tax fees	-	12,810
All other fees	2,120	43,579
	$1,681,320	$3,405,718

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

10.1
Indenture, dated as of July 6, 2006, among Stewart & Stevenson LLC, Stewart & Stevenson Corp., the Subsidiary Guarantors (as defined therein) and Wells Fargo Bank, National Association. (Filed as Exhibit 10.1 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 filed on February 1, 2007 (File No. 333-138952) and incorporated herein by reference.)

10.2
Second Amended and Restated Credit Agreement, dated as of February 13, 2007 by and among Stewart & Stevenson LLC, Stewart & Stevenson Distributor Holdings LLC, Stewart & Stevenson Power Products LLC, Stewart & Stevenson Petroleum Services LLC, Stewart & Stevenson Funding Corp., S&S Agent LLC, the Canadian Borrowers party thereto, the lenders party thereto, JPMorgan Chase Bank, N.A. as Administrative Agent and as U.S. Collateral Agent, JPMorgan Chase Bank, NA, Toronto Branch as Canadian Administrative Agent and as Canadian Collateral Agent and JPMorgan Chase Bank, N.A., as Export-Related Lender. (Filed as Exhibit 10.1 to Amendment No. 1 to the Registrant’s Registration Statement of Form S-4 filed on February 28, 2007 (File No. 333-140441) and incorporated herein by reference.)

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

10.5
Asset Purchase Agreement, dated February 25, 2007, by and among Stewart & Stevenson LLC, Crown Energy Technologies Inc., Crown Energy Technologies, Inc., Crown Energy Technologies (Oklahoma) Inc., Crown Energy Technologies (Odessa) Inc., Crown Energy Technologies (Victoria) Inc., Crown Energy Technologies (Casper) Inc., Crown Energy Technologies (Bakersfield), Inc., Rance E. Fisher, and Todd E. Fisher. (Filed as Exhibit 10.4 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-4 filed on February 28, 2007 (File No. 333-140441) and incorporated herein by reference.)

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

31.1	Rule 13a-14(a)/15d-14(a) certification of the Principal Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Section 1350 certification of the Principal Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STEWART & STEVENSON LLC

By:	/s/ ROBERT L. HARGRAVE
Chief Executive Officer and Chief Financial Officer

Date: May 3, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ HUSHANG ANSARY	Chairman of the Board of Directors	May 3, 2010
Hushang Ansary

/s/ ROBERT L. HARGRAVE	Chief Executive Officer, Chief Financial Officer and Director	May 3, 2010
Robert L. Hargrave

/s/ ANDREW M. CANNON	Chief Accounting Officer	May 3, 2010
Andrew M. Cannon

/s/ NINA ANSARY	Director	May 3, 2010
Nina Ansary

/s/ FRANK C. CARLUCCI	Director	May 3, 2010
Frank C. Carlucci

/s/ JAMES W. CRYSTAL	Director	May 3, 2010
James W. Crystal

/s/ JOHN D. MACOMBER	Director	May 3, 2010
John D. Macomber

/s/ STEPHEN SOLARZ	Director	May 3, 2010
Stephen Solarz

 Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Stewart & Stevenson LLC

We have audited the accompanying consolidated balance sheets of Stewart & Stevenson LLC and subsidiaries as of January 31, 2010 and 2009, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended January 31, 2010.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Stewart & Stevenson LLC and subsidiaries at January 31, 2010 and 2009, and the consolidated results of their operations and their cash flows for each of the three years in the period ended January 31, 2010, in conformity with U.S. generally accepted accounting principles.

                         /s/ ERNST & YOUNG LLP
Houston, Texas
May 3, 2010

Stewart & Stevenson LLC and Subsidiaries
Consolidated Balance Sheets

(In thousands, except units)	January 31, 2010	January 31, 2009
Assets
Current assets:
Cash and cash equivalents	$3,321	$2,006
Restricted cash	3,000	3,000
Accounts receivable, net	81,626	148,330
Recoverable costs and accrued profits not yet billed	38,042	54,975
Inventories, net	248,313	293,207
Other current assets	7,626	5,650
Total current assets	381,928	507,168

Property, plant and equipment, net	79,206	93,170
Goodwill and intangibles, net	46,616	44,622
Deferred financing costs and other assets	6,775	9,002
Total assets	$514,525	$653,962

Liabilities and shareholders' equity
Current liabilities:
Bank notes payable	$7,122	$4,921
Current portion of long-term debt	65	212
Accounts payable	52,994	87,383
Accrued payrolls and incentives	8,714	10,854
Billings in excess of incurred costs	115	27,960
Customer deposits	26,307	20,547
Other current liabilities	41,126	41,717
Total current liabilities	136,443	193,594

Long-term debt, net of current portion	220,926	280,237
Other long-term liabilities	1,534	187
Total liabilities	358,903	474,018

Commitments and contingencies
Shareholders' equity:
Common units, 100,005,000 units issued and outstanding	74,113	74,113
Accumulated other comprehensive income (loss)	1,383	(3,762)
Retained earnings	80,126	109,593
Total shareholders' equity	155,622	179,944
Total liabilities and shareholders' equity	$514,525	$653,962

See accompanying Notes to Consolidated Financial Statements

Stewart & Stevenson LLC and Subsidiaries
Consolidated Statements of Operations

	Fiscal Year Ended
	January 31, 2010	January 31, 2009	January 31, 2008
(In thousands, except per unit data)
Sales	$688,676	$1,217,142	$1,335,427
Cost of sales	577,028	1,002,166	1,070,396

Gross profit	111,648	214,976	265,031

Selling and administrative expenses	114,188	138,141	139,947
Other expense (income), net	54	(1,311)	(989)
Operating (loss) profit	(2,594)	78,146	126,073

Interest expense, net	20,489	24,931	29,058
(Loss) earnings from continuing operations
before income taxes	(23,083)	53,215	97,015

Income tax expense	816	2,659	5,192
Net (loss) earnings available for common unit holders	$(23,899)	$50,556	$91,823

Weighted average units outstanding:
Basic	100,005	100,005	100,005
Diluted	100,005	100,005	100,005

Net (loss) earnings available for common unit
holders per common unit
Basic	$(0.24)	$0.51	$0.92
Diluted	$(0.24)	$0.51	$0.92

See accompanying Notes to Consolidated Financial Statements

Stewart & Stevenson LLC and Subsidiaries
Consolidated Statements of Shareholders' Equity

	Common Units	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
(In thousands)
Balance, January 31, 2007	$73,669	$125	$21,078	$94,872
Net earnings	-	-	91,823	91,823
Other comprehensive income	-	8,108	-	8,108
Share-based compensation	444	-	-	444
Distributions to unit holders for tax obligations	-	-	(20,306)	(20,306)
Balance, January 31, 2008	$74,113	$8,233	$92,595	$174,941
Net earnings	-	-	50,556	50,556
Other comprehensive loss	-	(11,995)	-	(11,995)
Distributions to unit holders for tax obligations	-	-	(33,558)	(33,558)
Balance, January 31, 2009	$74,113	$(3,762)	$109,593	$179,944
Net loss	-	-	(23,899)	(23,899)
Other comprehensive income	-	5,145	-	5,145
Distributions to unit holders for tax obligations	-	-	(5,568)	(5,568)
Balance, January 31, 2010	$74,113	$1,383	$80,126	$155,622

See accompanying Notes to Consolidated Financial Statements

Stewart & Stevenson LLC and Subsidiaries
Consolidated Statements of Cash Flows

	Fiscal Year Ended
(In thousands)	January 31, 2010	January 31, 2009	January 31, 2008
Operating activities
Net (loss) earnings	$(23,899)	$50,556	$91,823
Adjustments to reconcile net (loss) earnings to net cash
provided by operating activities:
Amortization of deferred financing costs	2,011	1,980	1,807
Share-based compensation expense	-	-	444
Depreciation and amortization	18,402	18,869	19,237
Non-cash foreign exchange (gains) losses	29	(3,017)	-
Change in operating assets and liabilities net of the effect of acquisitions:
Accounts receivable, net	68,413	7,879	(20,176)
Recoverable costs and accrued profits not yet billed	19,091	4,182	(28,040)
Inventories	49,464	(7,300)	(18,142)
Accounts payable	(35,627)	(29,045)	6,767
Accrued payrolls and incentives	(2,381)	(1,755)	(4,941)
Billings in excess of incurred costs	(27,889)	(3,370)	22,765
Customer deposits	5,500	5,143	(41,499)
Other current assets and liabilities	(3,274)	17,225	9,417
Other, net	(3,519)	(2,877)	(324)
Net cash provided by operating activities	66,321	58,470	39,138

Investing activities
Capital expenditures	(2,536)	(5,469)	(15,967)
Additions to rental equipment	(777)	(22,333)	(10,294)
Acquisition of businesses	-	-	(70,507)
Disposal of property, plant and equipment, net	373	26	1
Net cash used in investing activities	(2,940)	(27,776)	(96,767)

Financing activities
Change in short-term notes payable	1,525	1,836	377
Deferred financing costs	(375)	(375)	(2,926)
Changes in long-term revolving loans	(59,315)	(10,267)	88,308
Distributions to shareholders for tax obligations	(5,568)	(33,558)	(20,306)
Deferred equity issuance costs	-	-	(1,378)
Net cash (used in) provided by financing activities	(63,733)	(42,364)	64,075

Effect of exchange rate on cash	1,667	1,294	84

Increase (decrease) in cash and cash equivalents	1,315	(10,376)	6,530
Cash and cash equivalents, beginning of fiscal period	2,006	12,382	5,852
Cash and cash equivalents, end of fiscal period	$3,321	$2,006	$12,382

Cash paid for:
Interest	$19,709	$22,883	$27,269
Income taxes	$1,278	$4,346	$1,991

See accompanying Notes to Consolidated Financial Statements

STEWART & STEVENSON LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Company Overview

Stewart & Stevenson LLC, headquartered in Houston, Texas, was formed in November 2005 for the purpose of acquiring from Stewart & Stevenson Services, Inc. (“SSSI”) and its affiliates on January 23, 2006 substantially all of their equipment, aftermarket parts and service and rental businesses that primarily served the oil and gas industry (the “SSSI Acquisition”). Unless otherwise indicated or the context otherwise requires, the terms “Stewart & Stevenson,” the “Company,” “we,” “our” and “us” refer to Stewart & Stevenson LLC and its subsidiaries.

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

Fiscal Year: Our fiscal year begins on February 1 of the year stated and ends on January 31 of the following year.  For example, our “Fiscal 2009” commenced on February 1, 2009 and ended on January 31, 2010.  We report results on the fiscal quarter method with each quarter comprising approximately 13 weeks.

Consolidation:  The consolidated financial statements include the accounts of Stewart & Stevenson LLC and all enterprises in which we have a controlling interest.  All intercompany accounts and transactions have been eliminated. We do not have any variable-interest entities.

    Reclassifications: Certain reclassifications have been made in the prior year consolidated financial statements to conform to the current period presentation. The Company has reclassified the prior year accrued contract costs from accounts payable and inventories, net to other current liabilities.

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

STEWART & STEVENSON LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

With respect to long-term contracts that extend into two or more fiscal quarters, which accounted for approximately 30.3% of total sales in Fiscal 2009, revenue is recognized using the percentage-of-completion method.  The majority of our long-term contracts are fixed-price contracts, and measurement of progress toward completion is based on direct labor hours incurred.  Changes in estimates for revenues, costs to complete and profit margins are recognized in the period in which they are reasonably determinable.  Any anticipated losses on uncompleted contracts are recognized whenever evidence indicates that the estimated total cost of a contract exceeds its estimated total revenue.  With respect to cost-plus-fixed-fee contracts, we recognize the fee ratably as the actual costs are incurred, based upon the total fee amounts expected to be realized upon completion of the contracts.  Bid and proposal costs are expensed as incurred.

Recoverable costs and accrued profits not yet billed (“Unbilled Revenue”) represent the cumulative revenue recognized less the cumulative billings to the customer. Any billed revenue that has not been collected is reported as accounts receivable. The timing of when we bill our customers is generally based upon advance billing terms or contingent upon completion of certain phases of the work, as stipulated in the contract. Progress billings in accounts receivable at January 31, 2010 and 2009 included contract retentions totaling $7.6 million and $17.5 million, respectively, which are anticipated to be collected within one year.  Billings in excess of incurred costs represent progress billings in excess of Unbilled Revenue.

We frequently sell equipment together with “start-up” services, which typically involve adding fuel to the engine, starting the equipment for the first time, and observing it to ensure that it is operating properly.  In cases where start-up services are required on an equipment sale, the estimated start-up costs are accrued when revenue from the equipment sale is recognized.  We had approximately $1.1 million and $2.4 million of accrued start-up costs that had not yet been performed as of January 31, 2010 and January 31, 2009, respectively.

Customer Deposits:  We sometimes collect advance customer deposits to secure customers’ obligations to pay the purchase price of ordered equipment.  For long-term construction contracts, these customer deposits are recorded as current liabilities until construction begins. During construction, the deposit liability is reclassified into billings in excess of incurred costs and, ultimately, recognized into revenue under the percentage-of-completion method.  For all other sales, these deposits are recorded as current liabilities until revenue is recognized.

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

STEWART & STEVENSON LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

Goodwill and Intangible Assets:  We perform an impairment test for goodwill and indefinite-lived intangible assets annually during the fourth quarter, or earlier if indicators of potential impairment exist, as occurred during our Fiscal 2009 second quarter. Our goodwill impairment test involves a comparison of the fair value of each of our reporting units with their carrying value. Our impairment test for indefinite-lived intangible assets involves the comparison of the fair value of the intangible asset and its carrying value. The fair value is determined using discounted cash flows (“income approach”) and other market-related valuation models, including earnings multiples (“public company market approach”) and comparable asset market values (“transaction approach”). Certain estimates and judgments are required in the application of these fair value models. The income approach consists of estimating the future cash flows that are directly associated with each of our reporting units. We performed our annual impairment test during the fourth quarter, as well as an interim impairment test during the second quarter, and determined that no impairment exists.

During Fiscal 2009 we assigned a weighting of 40% to the income approach, 40% to the public company market approach and 20% to the transaction approach, which is consistent with Fiscal 2008.  For the Fiscal 2009 yearend test, the fair value exceeded the carrying value for one of our reporting units by 11.4%, or $9.6 million.  The material assumptions used for the income approach included a weighted average cost of capital of 20.5% and a long-term growth rate of 4.5%.  This reporting unit had a goodwill balance of $26.7 million at January 31, 2010.  Under the income approach, a one percentage point increase in the discount rate and a one percentage point decrease in the long-term growth rate would have decreased the fair value of this reporting unit by $2.5 million.  Under the public company market and transaction approaches, a 10% decrease in the multiples used would have decreased the fair value of this reporting unit by $3.6 million and $1.4 million, respectively.

There are significant inherent uncertainties and management judgment involved in estimating the fair value of each reporting unit, including historical experience and future expectations such as budgets and industry projections.  While we believe we have made reasonable estimates and assumptions to estimate the fair value of our reporting units, it is possible that a material change could occur.  If actual results are not consistent with our current estimates and assumptions, or the current economic conditions worsen or recover at a slower pace, goodwill impairment charges may be recorded in future periods.

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

Advertising:  Advertising costs are included in selling and administrative expenses and are expensed as incurred.  These expenses totaled $1.4 million, $2.8 million and $2.0 million for Fiscal 2009, 2008 and 2007, respectively.

Research and Development:  Expenditures for research and development activities are charged to expense as incurred and were $1.0 million, $3.3 million and $1.8 million in Fiscal 2009, 2008 and 2007, respectively.

Translation of Foreign Currency:  The local currency is the functional currency for our Canadian, Colombian and Venezuelan subsidiaries and, as such, assets and liabilities are translated into U.S. dollars at year end exchange rates.  Income and expense items are translated at average exchange rates during the year.  Translation adjustments resulting from changes in exchange rates are reported in accumulated other comprehensive income.  Gains or losses from foreign currency transactions are recognized in current earnings as a component of other expense (income), net in our consolidated statements of operations.

STEWART & STEVENSON LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

On January 10, 2010, the Venezuelan Government devalued its currency from 2.15 Bolivars per U.S. dollar to 4.30 Bolivars per U.S. dollar (“the official rate”) and the Venezuelan economy has since been designated as hyperinflationary.  The Company has historically utilized the official rate for its Venezuelan operations and will continue to monitor future developments as they may relate to the impact from hyperinflationary currency fluctuations.  As such, the Company uses the official rate to translate, and will use it to remeasure, its Venezuelan subsidiary’s financial statements.

    The Company recognized a translation loss of $3.1 million as of January 31, 2010, which is recorded in currency translation adjustment, a component of accumulated other comprehensive income (loss) in our consolidated balance sheets.  Beginning February 1, 2010, the Company will utilize the U.S. dollar as the functional currency for its Venezuelan subsidiary and remeasure its financial statements into U.S. dollars.  Accordingly, using “hyperinflationary accounting”, it will recognize the related losses or gains from such remeasurement of its balance sheet in the consolidated statements of its operations.  As the Venezuelan subsidiary was translated at the official rate as of January 31, 2010, the result of applying hyperinflationary accounting is not expected to have a material impact to the Company’s financial statements as of February 1, 2010; however, remeasurement impacts subsequent to this date could be material.

Fair Value of Financial Instruments:  Our financial instruments consist primarily of cash equivalents, trade receivables, trade payables and debt instruments.  The recorded values of cash equivalents, trade receivables and trade payables are considered to be representative of their respective fair values.  Generally, our notes payable and revolving credit facility have interest rates which are tied to current market rates, and thus, their fair value is consistent with their recorded amounts. The estimated fair value of our senior notes is based on quoted market prices (Level 1). At January 31, 2010, our senior notes with a carrying value of $150.0 million had a fair value of $141.0 million.

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

Note 3. Income Taxes

Our effective tax rate for Fiscal 2009 was approximately 3.5%, which excludes our tax distributions to the unit holders of our limited liability company. As a limited liability company, income is reported for federal and state income tax purposes (except for the Texas Margins tax and foreign taxes reported at the entity level) by our unit holders. During Fiscal 2009, we recorded $1.2 million of Texas Margins tax and $0.4 million of income tax benefit associated with foreign jurisdictions. Generally, we make quarterly distributions to the unit holders to fund their tax obligations.  During Fiscal 2009, 2008 and 2007, we made tax distributions of $5.6 million, $33.6 million and $20.3 million, respectively, to our unit holders.

The following table lists the pre-tax earnings by geographic area:

	Fiscal Year Ended January 31,
(In thousands)	2010	2009	2008
Net (loss) earnings from continuing
operations before income taxes:
U.S.	$(6,205)	$52,970	$92,305
Foreign	(16,878)	245	4,710
Total	$(23,083)	$53,215	$97,015

STEWART & STEVENSON LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The provision for income taxes consisted of the following:

	Fiscal Year Ended January 31,
	2010	2009	2008
(In thousands)
Current expense (benefit)
U.S.
Federal	$-	$-	$-
State	1,285	1,684	2,246
Total U.S.	1,285	1,684	2,246

Foreign	(1,446)	1,502	2,533
Total current (benefit) expense	(161)	3,186	4,779

Deferred expense (benefit)
U.S.
Federal	-	-	-
State	(84)	(104)	227
Total U.S.	(84)	(104)	227

Foreign	1,061	(423)	186
Total deferred expense (benefit)	977	(527)	413

Income tax expense	$816	$2,659	$5,192

A reconciliation between the provision for income taxes and income taxes computed by applying the statutory rate is as follows:

	Fiscal Year Ended January 31,
	2010	2009	2008
(In thousands)
Tax (benefit) provision at statutory rate	$(8,079)	$18,625	$33,955
Add (deduct):
State income tax	1,201	1,580	2,473
Valuation allowance	3,114	-	-
Foreign credits	(41)	7	(19)
Benefit (tax) on LLC income not subject to taxation at the statutory rate	4,621	(17,553)	(31,217)
Income tax expense	$816	$2,659	$5,192

The tax effects of temporary differences that give rise to the deferred tax assets and liabilities were as follows:

	As of January 31,
(In thousands)	2010	2009
Deferred tax assets:
Net operating loss carryforward	$1,808	$-
Reserves, allowances and accruals	389	149
Amortizable intangible assets	745	419
Property and equipment	172	51
	3,114	619
Valuation allowance	(3,114)	-

Deferred tax liabilities:
Goodwill and non-amortizable intangibles	(1,046)	(626)

Net deferred tax liability	$(1,046)	$(7)

STEWART & STEVENSON LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

As of January 31, 2010, the Company had a gross Canadian net operating loss carry forward of $7.2 million which expires in 2030.  A full valuation allowance has been provided for this asset and other deferred tax assets and the valuation allowance increased $3.1 million in Fiscal 2009.  We have established valuation allowances for uncertainties in realizing the benefit of this tax loss carry forward and other deferred tax assets. Changes in estimates of future taxable income or in tax laws may alter this expectation.

Note 4.  Net Earnings Per Share

Accounting standards require dual presentation of earnings per share (“EPS”): Basic EPS and Diluted EPS. Basic EPS is computed by dividing net earnings or loss available to common unit holders by the weighted average number of common units outstanding for the period. For purposes of EPS, one unit is equivalent to one share. Diluted EPS excludes 410,000 contingent dilutive unvested restricted shares that would be considered common stock equivalents using the treasury stock method because as of January 31, 2010, the contingent condition had not occurred.  See “Note 9 -  Equity ” for a discussion of the outstanding restricted share grants.

The following table sets forth the computation of basic and diluted earnings per common unit:

	Fiscal Year Ended January 31,
	2010	2009	2008
(In thousands, except per unit data)
Numerator:
Net (loss) earnings available for common unit holders	$(23,899)	$50,556	$91,823

Denominator:
Basic weighted average units outstanding	100,005	100,005	100,005
Effect of dilutive securities	-	-	-
Diluted weighted average units outstanding	100,005	100,005	100,005
Basic (loss) earnings per unit	$(0.24)	$0.51	$0.92
Diluted (loss) earnings per unit	$(0.24)	$0.51	$0.92

Note 5.  Comprehensive Income

Total comprehensive income was as follows:

	Fiscal Year Ended January 31,
(In thousands)	2010	2009	2008
Net (loss) earnings	$(23,899)	$50,556	$91,823

Currency translation gain (loss)	5,145	(11,995)	8,108

Comprehensive (loss) income	$(18,754)	$38,561	$99,931

Translation adjustments resulting from changes in exchange rates are reported in other comprehensive income.  As of January 31, 2010, 2009 and 2008, the entire accumulated other comprehensive gain (loss) balance consisted of currency translation adjustments. Foreign currency transaction exchange gains (losses) are recorded in other expense (income), net in the consolidated statements of operations and were ($1.7) million, $1.3 million and $0.7 million during Fiscal 2009, 2008 and 2007, respectively.

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

STEWART & STEVENSON LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

Certain general and administrative costs which are incurred to support all operating segments are allocated to the segment operating results presented. Operating results by segment are as follows:

	Fiscal Year Ended January 31,
	2010		2009	2008
(In thousands)
Sales
Equipment	$395,641		$792,919	$930,357
Aftermarket parts and service	273,640		382,787	376,327
Rental	19,395		41,436	28,743
Total sales	$688,676		$1,217,142	$1,335,427

Operating profit (loss)
Equipment	$16,865		$65,049	$101,350
Aftermarket parts and service	14,259		38,637	44,909
Rental	1,280		9,420	9,078
Corporate	(34,998)		(34,960)	(29,264)
Total operating profit (loss)	$(2,594)		$78,146	$126,073

Operating profit percentage
Equipment	4.3%		8.2%	10.9%
Aftermarket parts and service	5.2		10.1	11.9
Rental	6.6		22.7	31.6
Consolidated	(0.4	) %	6.4%	9.4%

	Fiscal Year Ended January 31,
	2010	2009	2008
(In thousands)
Assets
Equipment	$199,510	$238,796	$260,899
Aftermarket parts and service	98,869	125,807	104,665
Rental	40,201	48,217	32,311
Corporate	175,945	241,142	275,746
Total assets	$514,525	$653,962	$673,621

STEWART & STEVENSON LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

	Fiscal Year Ended January 31,
	2010	2009	2008
(In thousands)
Capital expenditures
Equipment	$764	$945	$9,867
Aftermarket parts and service	1,307	2,759	5,099
Rental	777	22,333	10,294
Corporate	465	1,765	1,001
Total capital expenditures	$3,313	$27,802	$26,261

	Fiscal Year Ended January 31,
	2010	2009	2008
(In thousands)
Depreciation & amortization
Equipment	$4,997	$6,389	$7,821
Aftermarket parts and service	4,363	3,925	4,036
Rental	8,017	7,383	6,027
Corporate	1,025	1,172	1,353
Total depreciation & amortization	$18,402	$18,869	$19,237

Geographic Information:

	Fiscal Year Ended January 31,
	2010	2009	2008
(In thousands)
Sales
United States	$483,078	$786,641	$1,020,036
International	205,598	430,501	315,391
Total	$688,676	$1,217,142	$1,335,427

	As of January 31,
(In thousands)	2010	2009
Assets
United States	$431,684	$549,608
International	82,841	104,354
Total	$514,525	$653,962

Note 7.  Long-Term Debt

	As of January 31,
	2010	2009
(In thousands)
Other debt	$7,243	$5,151
Revolving credit facility	70,870	130,219
Unsecured senior notes	150,000	150,000
Total	228,113	285,370
Less: current portion of other debt	(7,187)	(5,133)
Long-term debt, net of current portion	$220,926	$280,237

Other debt: Other debt includes certain secured loans within our South American operations, a floor plan financing agreement and other equipment loans.  The restricted cash on our balance sheet relates to collateral securing certain of this debt. The weighted average interest rate for the South American operations debt was 11.1%, 11.7%, and 12.1% in Fiscal 2009, 2008 and 2007, respectively. The interest rate for the floor plan financing agreement was 3.3%, 3.3%, and 6.0% in Fiscal 2009, 2008 and 2007, respectively.

STEWART & STEVENSON LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Revolving Credit Facility: In February 2007, we amended our senior credit facility, increased the revolving credit facility to $250.0 million and added a $25.0 million sub-facility to be used by our Canadian operations.  The amended $250.0 million revolving credit facility, which matures in February 2012, is an asset-based revolving credit facility which is secured by substantially all accounts receivable, inventory and property, plant and equipment and provides for borrowings at LIBOR plus a margin ranging from 1.25% to 2.00% per annum, based on our leverage ratios, as specified in the credit agreement.  Borrowings under the facility bear interest at a weighted average interest rate of 2.59% and 2.71% as of January 31, 2010 and January 31, 2009, respectively.  A commitment fee of 0.30% to 0.375% per annum is payable on all unused portions of the revolving credit facility based on our leverage ratios.  Interest payments are due monthly, or as LIBOR contracts expire.  The revolving credit facility also has a $30.0 million sub-facility which may be used for letters of credit.  The credit agreement limits available borrowings to certain percentages of our assets.  As of January 31, 2010, there were $21.2 million of letters of credit outstanding.  Based on the outstanding borrowings, letters of credit issued and the terms of the asset-based revolving credit facility, our available borrowing capacity was approximately $68.3 million and $83.1 million at January 31, 2010 and January 31, 2009, respectively.

Unsecured Senior Notes: During the second quarter of Fiscal 2006, we issued $150.0 million of senior unsecured notes, bearing interest at 10.0% per annum and maturing in July 2014.

The revolving credit facility and the senior notes contain financial and operating covenants with which we must comply during the terms of the agreements.  These covenants include the maintenance of certain financial ratios, restrictions related to the incurrence of certain indebtedness and investments, and prohibition of the creation of certain liens.  We were in compliance with all covenants as of January 31, 2010.  The financial covenant for the revolving credit facility requires that we maintain a fixed charge coverage ratio, as defined in the agreement, of at least 1.1 to 1.0; however, this covenant does not take effect until our available borrowing capacity is $30.0 million or less.  The financial covenant for the senior notes indenture requires that, were we to incur additional indebtedness (subject to various exceptions set forth in the indenture), after giving effect to the incurrence of such additional indebtedness, we have a consolidated coverage ratio, as defined in the indenture, of at least 2.5 to 1.0.

We incurred $3.3 million of capitalized legal and financing charges associated with establishing the original $250.0 million senior credit facility, which are being amortized over the five year term of the facility.  As a result of the amendment reducing the facility to $125.0 million in June 2006, we recorded a $1.5 million non-cash charge during the second quarter of Fiscal 2006 as interest expense.  We also incurred $5.1 million of capitalized legal and financing charges associated with the issuance of the $150.0 million senior unsecured notes during the second quarter of Fiscal 2006.  These costs are being amortized over the eight year term of the notes.  During the first quarter of Fiscal 2007, we incurred $2.2 million of capitalized legal and financing costs associated with the February 2007 amendment to the senior credit facility.  As of January 31, 2010, $5.6 million of unamortized costs are included in the balance sheet.

 The estimated fair value of our senior notes is based on unadjusted quoted market prices from an active market (Level 1 inputs). At January 31, 2010, our senior notes with a carrying value of $150.0 million had a fair value of $141.0 million.

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

STEWART & STEVENSON LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Condensed Consolidating Balance Sheet
	January 31, 2010
	Guarantor Entities	Non-Guarantor Entities	Eliminations	Total
(In thousands)
Current assets	$333,191	$48,737	$-	$381,928
Property, plant and equipment	75,072	4,134	-	79,206
Other assets	35,150	33,376	(15,135)	53,391
Total assets	$443,413	$86,247	$(15,135)	$514,525

Current liabilities	$113,997	$22,446	$-	$136,443
Intercompany payables (receivables)	(47,474)	47,474	-	-
Long-term liabilities	221,268	1,192	-	222,460
Shareholders' equity	155,622	15,135	(15,135)	155,622
Total liabilities and shareholders' equity	$443,413	$86,247	$(15,135)	$514,525

	January 31, 2009
	Guarantor Entities	Non-Guarantor Entities	Eliminations	Total

Current assets	$434,068	$73,100	$-	$507,168
Property, plant and equipment	89,472	3,698	-	93,170
Other assets	48,254	31,311	(25,941)	53,624
Total assets	$571,794	$108,109	$(25,941)	$653,962

Current liabilities	$169,940	$23,654	$-	$193,594
Intercompany payables (receivables)	(58,310)	58,310	-	-
Long-term liabilities	280,220	204	-	280,424
Shareholders' equity	179,944	25,941	(25,941)	179,944
Total liabilities and shareholders' equity	$571,794	$108,109	$(25,941)	$653,962

STEWART & STEVENSON LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Condensed Consolidated Results of Operations
	Fiscal Year Ended January 31, 2010
(In thousands)	Guarantor Entities	Non-Guarantor Entities	Eliminations	Consolidated Totals
Sales	$609,961	$78,715	$-	$688,676
Cost of sales	505,191	71,837	-	577,028

Gross profit	104,770	6,878	-	111,648

Selling and administrative expenses	96,705	17,483	-	114,188
Equity in loss of subsidiaries	15,953	-	(15,953)	-
Other expense (income), net	(2,872)	2,926	-	54
Operating loss	(5,016)	(13,531)	15,953	(2,594)

Interest expense, net	17,637	2,852	-	20,489
Loss before income taxes	(22,653)	(16,383)	15,953	(23,083)
Income tax expense (benefit)	1,246	(430)	-	816
Net loss	$(23,899)	$(15,953)	$15,953	$(23,899)

	Fiscal Year Ended January 31, 2009
	Guarantor Entities	Non-Guarantor Entities	Eliminations	Consolidated Totals
Sales	$1,080,120	$137,022	$-	$1,217,142
Cost of sales	885,866	116,300	-	1,002,166

Gross profit	194,254	20,722	-	214,976

Selling and administrative expenses	118,844	19,297	-	138,141
Equity in earnings of subsidiaries	(759)	-	759	-
Other expense (income), net	1,809	(3,120)	-	(1,311)
Operating profit	74,360	4,545	(759)	78,146

Interest expense, net	22,021	2,910	-	24,931
Earnings before income taxes	52,339	1,635	(759)	53,215
Income tax expense	1,783	876	-	2,659
Net earnings	$50,556	$759	$(759)	$50,556

	Fiscal Year Ended January 31, 2008
	Guarantor Entities	Non-Guarantor Entities	Eliminations	Consolidated Totals
Sales	$1,177,294	$158,133	$-	$1,335,427
Cost of sales	939,376	131,020	-	1,070,396

Gross profit	237,918	27,113	-	265,031

Selling and administrative expenses	121,073	18,874	-	139,947
Equity in earnings of subsidiaries	(3,489)	-	3,489	-
Other income, net	(219)	(770)	-	(989)
Operating profit	120,553	9,009	(3,489)	126,073

Interest expense, net	26,300	2,758	-	29,058
Earnings before income taxes	94,253	6,251	(3,489)	97,015
Income tax expense	2,430	2,762	-	5,192
Net earnings	$91,823	$3,489	$(3,489)	$91,823

STEWART & STEVENSON LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Condensed Consolidating Cash Flows

	Fiscal Year Ended January 31, 2010
(In thousands)	Guarantor Entities	Non-Guarantor Entities	Eliminations	Consolidated Totals
Net cash provided by (used for):
Operating activities
Net loss	$(23,899)	$(15,953)	$15,953	$(23,899)
Equity in loss of subsidiaries	15,953	-	(15,953)	-
Other adjustments	64,661	25,559	-	90,220
Operating activities	56,715	9,606	-	66,321
Investing activities	(1,301)	(1,639)	-	(2,940)
Financing activities	(55,192)	(8,541)	-	(63,733)
Effect of exchange rate on cash	-	1,667	-	1,667
Net increase in cash	222	1,093	-	1,315
Cash at the beginning of the period	26	1,980	-	2,006
Cash at the end of the period	$248	$3,073	$-	$3,321

	Fiscal Year Ended January 31, 2009
	Guarantor Entities	Non-Guarantor Entities	Eliminations	Consolidated Totals
Net cash provided by (used for):
Operating activities
Net earnings	$50,556	$759	$(759)	$50,556
Equity in earnings of subsidiaries	(759)	-	759	-
Other adjustments	34,180	(26,266)	-	7,914
Operating activities	83,977	(25,507)	-	58,470
Investing activities	(27,971)	195	-	(27,776)
Financing activities	(61,937)	19,573	-	(42,364)
Effect of exchange rate on cash	-	1,294	-	1,294
Net decrease in cash	(5,931)	(4,445)	-	(10,376)
Cash at the beginning of the period	5,957	6,425	-	12,382
Cash at the end of the period	$26	$1,980	$-	$2,006

	Fiscal Year Ended January 31, 2008
	Guarantor Entities	Non-Guarantor Entities	Eliminations	Consolidated Totals
Net cash provided by (used for):
Operating activities
Net earnings	$91,823	$3,489	$(3,489)	$91,823
Equity in earnings of subsidiaries	(3,489)	-	3,489	-
Other adjustments	(48,640)	(4,045)	-	(52,685)
Operating activities	39,694	(556)	-	39,138
Investing activities	(64,461)	(32,306)	-	(96,767)
Financing activities	27,375	36,700	-	64,075
Effect of exchange rate on cash	-	84	-	84
Net increase in cash	2,608	3,922	-	6,530
Cash at the beginning of the period	3,349	2,503	-	5,852
Cash at the end of the period	$5,957	$6,425	$-	$12,382

STEWART & STEVENSON LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Note 8.  Significant Balance Sheet Accounts

Allowance for Doubtful Accounts:  Activity in the allowance for doubtful accounts was as follows:

	Fiscal Year Ended January 31,
(In thousands)	2010	2009	2008
Allowance for doubtful accounts at beginning of period	$3,599	$3,140	$1,725
Acquired reserves	-	-	1,359
Accruals to bad debt expense	2,482	1,281	1,048
Writeoffs against allowance for doubtful accounts	(1,327)	(1,189)	(1,205)
Collections of previously reserved items	165	367	213
Allowance for doubtful accounts at end of period	$4,919	$3,599	$3,140

Inventories:  Summarized below are the components of inventories:

	As of January 31,
	2010	2009
(In thousands)
Inventory purchased under distributor agreements	$104,542	$124,844
Raw materials and spare parts	93,017	111,848
Work in process	34,481	56,515
Finished goods	16,273	-
Total inventories, net	$248,313	$293,207

Raw materials and spare parts include OEM equipment and components used in the equipment segment. Finished goods includes manufactured equipment that is essentially complete at January 31, 2010. The inventory balances above are net of inventory valuation allowances of $20.4 million and $13.0 million at January 31, 2010 and January 31, 2009, respectively.

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

	As of January 31,
(In thousands)	2010	2009
Costs incurred on uncompleted contracts	$109,788	$143,882
Accrued profits	33,800	39,893
	$143,588	$183,775
Less billings to date	(105,661)	(156,760)
	$37,927	$27,015

Recoverable costs and accrued profits not yet billed	$38,042	$54,975
Billings in excess of incurred costs and accrued profits	(115)	(27,960)
	$37,927	$27,015

STEWART & STEVENSON LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Property, Plant and Equipment:  Components of property, plant and equipment, net, were as follows:

	As of January 31,
	2010	2009
(In thousands)
Machinery and equipment	$27,892	$25,841
Buildings and leasehold improvements	27,299	27,082
Rental equipment	60,655	63,947
Computer hardware and software	4,459	3,043
Accumulated depreciation	(48,546)	(35,420)
Net depreciable assets	71,759	84,493
Construction in progress	384	1,629
Land	7,063	7,048
Property, plant and equipment, net	$79,206	$93,170

Depreciation expense was $16.1 million, $15.7 million and $12.9 million in Fiscal 2009, 2008 and 2007, respectively.

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

Intangible Assets and Goodwill: Amounts allocated to intangible assets are amortized on a straight-line basis over their estimated useful lives. Intangible assets include the following:

		January 31, 2010
(In thousands)	Estimated Useful Life	Gross Carrying Value	Accumulated Amortization	Currency Translation	Net
Non-current amortizable intangible assets:
Engineering drawings	2.5-10 Yrs.	$6,346	$(4,947)	$189	$1,588
Distribution contracts	27 Yrs.	3,384	(499)	-	2,885
Customer relationships	6-11 Yrs.	7,409	(2,318)	380	5,471
Patents	4 Yrs.	209	(176)	-	33
Non-compete covenant	5 Yrs.	1,420	(871)	78	627
Total		18,768	(8,811)	647	10,604

Indefinite-lived intangible assets:
Trademarks	-	9,150	-	191	9,341

Total		$27,918	$(8,811)	$838	$19,945

		January 31, 2009
(In thousands)	Estimated Useful Life	Gross Carrying Value	Accumulated Amortization	Currency Translation	Net
Non-current amortizable intangible assets:
Engineering drawings	2.5-10 Yrs.	$6,346	$(3,824)	$157	$2,679
Distribution contracts	27 Yrs.	3,384	(373)	-	3,011
Customer relationships	6-11 Yrs.	7,409	(1,587)	(140)	5,682
Patents	4 Yrs.	209	(135)	-	74
Non-compete covenant	5 Yrs.	1,420	(580)	2	842
Total		18,768	(6,499)	19	12,288

Indefinite-lived intangible assets:
Trademarks	-	9,130	-	(125)	9,005

Total		$27,898	$(6,499)	$(106)	$21,293

STEWART & STEVENSON LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Amortization expense was $2.3 million, $3.2 million and $6.3 million in Fiscal 2009, 2008 and 2007, respectively.  Amortization expense for the next 5 years is expected to be as follows:

(In thousands)	Amount
Fiscal 2010	$1,430
Fiscal 2011	1,398
Fiscal 2012	1,063
Fiscal 2013	1,001
Fiscal 2014	1,001
Total	$5,893

The following table presents goodwill, which resulted from the Crown Acquisition, as of the dates indicated, as well as changes in the account during the period shown.

(In thousands)	Amount
Carrying amount as of January 31, 2009	$23,329
Currency translation	3,342
Carrying amount as of January 31, 2010	$26,671

For Canadian tax purposes, 75% of goodwill is expected to be deductible. Substantially all of the goodwill relates to the equipment segment.

Warranty Costs:  A summary of activity for accrued warranty costs, recorded in other current liabilities on the consolidated balance sheets, for the periods ended January 31, 2010, 2009 and 2008 is as follows:

	Fiscal Year Ended January 31,
	2010	2009	2008
(In thousands)
Accrued warranty costs at beginning of period	$4,990	$5,982	$2,673
Acquired reserves	-	-	714
Payments for warranty obligations	(6,174)	(6,222)	(4,616)
Warranty accrual for current period sales	5,582	5,230	7,211
Accrued warranty costs at end of period	$4,398	$4,990	$5,982

Other current liabilities: Included in other current liabilities are $15.6 million and $19.1 million of accrued job costs as of January 31, 2010 and January 31, 2009, respectively.  No other item comprises more than 5% of total current liabilities as of January 31, 2010 or January 31, 2009.

Note 9. Equity

   The Company has 100,005,000 common units issued and outstanding, which consist of both Common Units and Common B Units.  Additionally, the Company has Common A Units, none of which are issued or outstanding.  These three classes of Units have the same economic rights.  The voting and transfer rights of the three classes differ in that the Common Units are entitled to one vote per Common Unit and upon transfer shall remain designated as Common Units. The Common A Units are entitled to ten votes per Common A Unit and upon transfer will be designated as Common Units.  The Common B Units are entitled to ten votes per Common B Unit and upon transfer may be designated by the transferor as Common B Units, Common A Units or Common Units.  As of January 31, 2010, the number of Common Units and Common B Units issued and outstanding was 48,255,000 and 51,750,000, respectively, and as of January 31, 2009 the number of Common Units and Common B Units issued and outstanding was 36,255,000 and 63,750,000, respectively.

Stewart & Stevenson LLC is a limited liability company, therefore, U.S. federal and certain state taxes are paid by the holders of our common units.  As a limited liability company, the common interest holders’ liability is limited to the capital invested in the Company.

STEWART & STEVENSON LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Share-Based Compensation:  On September 5, 2007, our board of directors adopted the 2007 Incentive Compensation Plan (“Incentive Plan”). The Incentive Plan received the required approval of a majority of our unit holders and became effective on September 27, 2007.  In connection with the adoption and approval of the Incentive Plan, the compensation committee of the board, which has the responsibility to administer the Incentive Plan, made certain grants of restricted shares to our non-executive directors and certain members of our senior executive management. The grants to our five non-executive directors totaled 300,000 restricted shares vesting in five (5) 60,000 share tranches, with each such tranche vesting upon board service for a complete fiscal year. In addition, approximately 54,000 of the restricted shares granted to two former directors were earned as part of their service to the Company with the balance of their grants being forfeited. The executive grants total 60,000 restricted shares vesting in five (5) 12,000 share tranches, with each tranche vesting upon employment for a complete fiscal year. In addition, approximately 20,000 of the restricted shares granted to a former executive were earned before his resignation from the Company with the balance being forfeited. The executive grants are subject to the achievement of net pre-tax income growth in the relevant fiscal year that exceeds the median net pre-tax income growth of a peer group of companies consisting of Schlumberger, Ltd., National Oilwell Varco, Inc., Weatherford International Ltd., Cameron International Corp. and BJ Services Company and are subject to acceleration in the case of an executive’s death or disability. As this performance condition was not met for Fiscal 2009 or Fiscal 2008, those tranches were forfeited. All grants are subject to (i) the completion of an initial public equity offering and (ii) accelerated vesting upon a change-in-control of the Company. No expense has been recognized for these grants because the contingent condition has not occurred and as of January 31, 2010, diluted earnings per share excluded the approximately 410,000 contingent unvested restricted shares.

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

The unaudited pro forma information for the fiscal year ended January 31, 2008 gives effect to the February 26, 2007 consummation of the Crown Acquisition as if the transaction occurred on February 1, 2007.  The unaudited pro forma information is presented for illustration purposes only and is not necessarily indicative of results of operations which would actually have been reported had the combination been in effect during this period or which we might expect to report in the future.

Pro Forma Results including Crown Energy
Fiscal Year Ended
January 31, 2008
(In thousands, except units outstanding and per unit data)	(Unaudited)
Sales	$1,355,162

Net earnings	94,741

Preferred stock dividends	-
Net earnings available for common unit holders	$94,741

Weighted average units outstanding:
Basic	100,005,000
Diluted	100,005,000

Net earnings available for common unit holders per common unit
Basic	$0.95
Diluted	$0.95

STEWART & STEVENSON LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Note 11. Employee Retirement Savings Plan

We sponsor an employee retirement savings plan which qualifies under Section 401(k) of the Internal Revenue Code.  The savings pan is designed to provide eligible employees with an opportunity to make regular contributions into a long-term investment and savings program. Substantially all U.S. employees are eligible to participate in the savings plan beginning on the first full pay period after employment. During Fiscal 2009, we matched employee contributions at the rate of 35% up to 6% of eligible earnings.  During Fiscal 2008 and Fiscal 2007, we matched employee contributions at the rate of 50% up to 6% of eligible earnings.  We incurred expenses of $1.4 million, $3.5 million and $3.1 million for Fiscal 2009, 2008 and 2007, respectively. During Fiscal 2010, we will match employee contributions at the rate of 35% up to 6% of eligible earnings.

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

Subsequent Events:   In May 2009, the FASB established standards related to accounting for and disclosure of events occurring after the balance sheet date and prior to issuance of the financial statements. This standard sets the period during which management must evaluate events for inclusion via recognition and/or disclosure in the financial statements.  The standard also defines events as either recognized or non-recognized and requires disclosure of when subsequent events were evaluated. We have adopted the provisions of this new standard, which became effective for interim and annual reporting periods ending after June 15, 2009.  Subsequent events have been evaluated through the date our annual report was issued and have been either recognized and/or disclosed, when necessary, in our current period financial statements.

Note 13. Leases

Operating Lease Commitments:  We lease certain facilities and equipment from third parties under operating lease arrangements of varying terms.  Under the terms of these operating lease arrangements, we are generally obligated to make monthly rental payments to the lessors, and include no further obligations at the end of the lease terms.  If we elect to cancel or terminate a lease prior to the end of its term, we are typically obligated to make all remaining lease payments.  In certain cases, however, we are allowed to sublet the assets to another party.  Total rent expense was $10.2 million, $10.4 million and $9.8 million in Fiscal 2009, 2008 and 2007, respectively.

STEWART & STEVENSON LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Future minimum lease payments under operating leases as of January 31, 2010 are as follows:

(In thousands)	Amount
2011	$9,603
2012	7,356
2013	2,713
2014	1,048
2015 and thereafter	642
Total	$21,362

Note 14. Related Party Transactions

James W. Crystal, a member of our board of directors, is also the Chairman and Chief Executive Officer of Frank Crystal & Company, Inc., an insurance brokerage firm. In Fiscal 2009, 2008 and 2007, we purchased insurance coverage through Frank Crystal & Company, Inc., generating commissions to Frank Crystal and Company, Inc. of $358,426, $360,662 and $535,568, respectively. The purchase of this coverage was negotiated on an arm’s length basis and we believe that the premium was within the range of market prices for similar types of insurance coverage. We currently anticipate that we will continue to procure insurance from Frank Crystal & Company, Inc.

    Backlog of $203.3 million as of January 31, 2010 includes $37.5 million of related party transaction reflecting an order from an affiliate of the Company's shareholder. Revenue recognition from this transaction will be deferred until title to the product passes to a third party and all other revenue recognition criteria have been met. A deposit in the amount of $9.4 million is recorded as a customer deposit in the consolidated balance sheet of the Company. Included in inventories, net is $5.8 million in costs related to this contract and no amounts have been recorded in the consolidated statements of operations through January 31, 2010.

The Company’s current practice with respect to related party transactions is as follows: (i) transactions with a value not exceeding $10,000 are subject to approval by our Chairman (other than transactions in which our Chairman may be a party), (ii) transactions in which our Chairman may be a party or transactions with a value in excess of $10,000 but not exceeding $100,000 are subject to approval by our Executive Committee (excluding, as appropriate, the participation of a member of the Executive Committee who may be a party to such transactions) and (iii) all other transactions are subject to approval of our board of directors.

Note 15. Litigation and Contingencies

    In July 2009, we settled an arbitration action brought against one of our suppliers and us.  Fiscal 2009 results of operations, after insurance proceeds and receipt of certain inventory, were negatively impacted by approximately $3.5 million, which is recorded in selling and administrative expenses. The settlement resolved the arbitration action and resulted in dismissal and release of all claims alleged.

   The State of Texas began conducting a sales and use tax audit for the fiscal years 2006 through 2008 during Fiscal 2009.  During the second quarter of Fiscal 2009, management completed a preliminary analysis and recorded a charge of $3.4 million to selling and administrative expenses and other current liabilities.  This amount represents management’s best estimate of probable loss, though such loss could be higher or lower and remains subject to the audit by the State of Texas. We are in discussions with our customers and will attempt to recoup such sales tax where possible and will record such recoveries, if any, upon receipt.

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

STEWART & STEVENSON LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

We market our products and services throughout the world and are not dependent upon any single geographic region outside the United States.  Substantially all of our long-lived assets are located in the United States.  Our sales to countries outside the United States, including sales to U.S. customers for export, totaled $205.6 million, $430.5 million and $315.4 million in Fiscal 2009, 2008 and 2007, respectively. We are not dependent on any single customer and in Fiscal 2009, no single customer accounted for more than 8.9% of our total revenues. Our top 10 customers generated approximately 26.3% of our total revenues during Fiscal 2009.

Note 17. Quarterly Financial Information – Unaudited

Fiscal year ended January 31, 2010
	Quarter ended				Total
	May 2, 2009	August 1, 2009	October 31, 2009	January 31, 2010	Year
(In thousands)
Sales	$190,128	$173,205	$167,263	$158,080	$688,676
Gross profit	38,896	25,956	23,672	23,124	111,648

Net earnings (loss) available for
common unit holders	$3,710	$(9,748)	$(8,188)	$(9,673)	$(23,899)

Net earnings (loss) available for common unit holders per common unit:
Basic	$0.04	$(0.10)	$(0.08)	$(0.10)	$(0.24)
Diluted	$0.04	$(0.10)	$(0.08)	$(0.10)	$(0.24)

Sales and general administrative expenses for the quarter ended August 1, 2009 included $3.4 million for a probable sales tax liability.

Fiscal year ended January 31, 2009
	Quarter ended				Total
	May 3, 2008	August 2, 2008	November 1, 2008	January 31, 2009	Year
(In thousands)
Sales	$318,272	$334,195	$307,739	$256,936	$1,217,142
Gross profit	62,098	57,400	57,609	37,869	214,976

Net earnings available for
common unit holders	$20,554	$13,078	$15,798	$1,126	$50,556

Net earnings available for common unit holders per common unit:
Basic	$0.21	$0.13	$0.16	$0.01	$0.51
Diluted	$0.21	$0.13	$0.16	$0.01	$0.51

Sales and general administrative expenses for the quarter ended November 1, 2008 included $2.4 million in legal and professional expenses associated with the pursuit of strategic alternatives.