Form 10-Q
period 2010-05-01
Stewart & Stevenson LLC
filed 2010-06-15
CIK 1381455

United States Securities and Exchange Commission
Washington, D.C.  20549

FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended May 1, 2010

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

There is no market for the registrant’s equity.  As of June 10, 2010, there were 100,005,000 common units outstanding.

* The registrant is currently not required to file reports, including this report, pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 but is voluntarily filing this report with the Securities and Exchange Commission.

PART I.  Financial Information

Item 1.  Financial Statements

Stewart & Stevenson LLC and Subsidiaries
Condensed Consolidated Balance Sheets

	May 1, 2010	January 31, 2010
(In thousands, except units)	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$4,619	$3,321
Restricted cash	3,000	3,000
Accounts receivable, net	74,071	81,626
Recoverable costs and accrued profits not yet billed	36,525	38,042
Inventories, net	277,951	248,313
Other current assets	8,896	7,626
Total current assets	405,062	381,928

Property, plant and equipment, net	79,488	79,206
Goodwill and intangibles, net	47,943	46,616
Deferred financing costs and other assets	6,429	6,775
Total assets	$538,922	$514,525

Liabilities and shareholders' equity
Current liabilities:
Bank notes payable	$8,088	$7,122
Current portion of long-term debt	39	65
Accounts payable	64,287	52,994
Accrued payrolls and incentives	7,859	8,714
Billings in excess of incurred costs	495	115
Customer deposits	42,826	26,307
Other current liabilities	39,408	41,126
Total current liabilities	163,002	136,443

Long-term debt, net of current portion	221,138	220,926
Other long-term liabilities	1,661	1,534
Total liabilities	385,801	358,903

Commitments and contingencies
Shareholders' equity:
Common units, 100,005,000 units issued and outstanding	74,113	74,113
Accumulated other comprehensive income	3,822	1,383
Retained earnings	75,186	80,126
Total shareholders' equity	153,121	155,622
Total liabilities and shareholders' equity	$538,922	$514,525

See accompanying Notes to Condensed Consolidated Financial Statements

Stewart & Stevenson LLC and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended
	May 1, 2010	May 2, 2009
(In thousands, except per unit data)
Sales	$161,936	$190,128
Cost of sales	136,257	151,232
Gross profit	25,679	38,896

Selling and administrative expenses	24,875	31,054
Other expense (income), net	46	(1,163)
Operating profit	758	9,005

Interest expense, net	4,973	5,205
(Loss) earnings before income taxes	(4,215)	3,800

Income tax expense	484	90
Net (loss) earnings available for common unit holders	$(4,699)	$3,710

Weighted average units outstanding:
Basic	100,005	100,005
Diluted	100,005	100,005

Net (loss) earnings available for common unit holders per common unit
Basic	$(0.05)	$0.04
Diluted	$(0.05)	$0.04

See accompanying Notes to Condensed Consolidated Financial Statements

Stewart & Stevenson LLC and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Three Months Ended
	May 1, 2010	May 2, 2009
(In thousands)
Operating activities
Net (loss) earnings	$(4,699)	$3,710
Adjustments to reconcile net (loss) earnings to net cash
provided by (used in) operating activities:
Amortization of deferred financing costs	441	503
Depreciation and amortization	4,179	4,510
Change in operating assets and liabilities:
Accounts receivable, net	9,647	27,931
Recoverable costs and accrued profits not yet billed	1,524	(8,058)
Inventories, net	(28,563)	(11,999)
Accounts payable	11,159	(24,429)
Accrued payrolls and incentives	(782)	(1,867)
Billings in excess of incurred costs	380	342
Customer deposits	14,656	(6,264)
Other current assets and liabilities	(3,164)	3,554
Other, net	(349)	915
Net cash provided by (used in) operating activities	4,429	(11,152)

Investing activities
Capital expenditures	(407)	(1,326)
Additions to rental equipment	(3,585)	(930)
Disposal of property, plant and equipment, net	18	-
Net cash used in investing activities	(3,974)	(2,256)

Financing activities
Change in short-term notes payable	885	161
Deferred financing costs	-	(375)
Change in long-term revolving loans	180	17,563
Distributions to shareholders for tax obligations	(241)	(3,473)
Net cash provided by financing activities	824	13,876

Effect of exchange rate on cash	19	(818)

Increase (decrease) in cash and cash equivalents	1,298	(350)
Cash and cash equivalents, beginning of fiscal period	3,321	2,006
Cash and cash equivalents, end of fiscal period	$4,619	$1,656

Cash paid for:
Interest	$826	$1,135
Income taxes	$162	$(9)

See accompanying Notes to Condensed Consolidated Financial Statements

Stewart & Stevenson LLC and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1. Company Overview

   Stewart & Stevenson LLC, headquartered in Houston, Texas, was formed for the purpose of acquiring from Stewart & Stevenson Services, Inc. and its affiliates on January 23, 2006 substantially all of their equipment, aftermarket parts and service and rental businesses that primarily served the oil and gas industry. Unless otherwise indicated or the context otherwise requires, the terms “Stewart & Stevenson,” the “Company,” “we,” “our” and “us” refer to Stewart & Stevenson LLC and its subsidiaries.

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

Note 2. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with Rule 10-01 of Regulation S-X for interim financial statements and do not include all information and footnotes required by United States (“U.S.”) generally accepted accounting principles (“GAAP”) for complete financial statements.  However, the information furnished herein reflects all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented.  The results of operations for the three months ended May 1, 2010 are not necessarily indicative of the results that will be realized for the fiscal year ending January 31, 2011. These condensed consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K and the notes thereto for the year ended January 31, 2010.

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

Fiscal Year: Our fiscal year begins on February 1 of the year stated and ends on January 31 of the following year.  For example, our “Fiscal 2010” commenced on February 1, 2010 and will end on January 31, 2011.  We report results on the fiscal quarter method with each quarter comprising approximately 13 weeks. The first quarter of Fiscal 2010 commenced on February 1, 2010 and ended on May 1, 2010.

Consolidation:  The consolidated financial statements include the accounts of Stewart & Stevenson LLC and all enterprises in which we have a controlling interest.  All intercompany accounts and transactions have been eliminated. We do not have any variable-interest entities.

Stewart & Stevenson LLC and Subsidiaries
Notes to Condensed Consolidated Financial Statements - Continued
(Unaudited)

Note 3. Comprehensive Income

Total comprehensive income was as follows:

	For the Three Months Ended
	May 1, 2010	May 2, 2009
(In thousands)
Net (loss) earnings	$(4,699)	$3,710

Currency translation gain	2,439	1,645

Comprehensive (loss) income	$(2,260)	$5,355

    Translation adjustments resulting from changes in exchange rates are reported in other comprehensive income.  As of May 1, 2010, and May 2, 2009, the entire accumulated other comprehensive gain (loss) balance consisted of currency translation adjustments. Foreign currency transaction exchange gains (losses) are recorded in other expense (income), net in the consolidated statements of operations and were a loss of $0.1 million during the period ended May 1, 2010 and a $0.5 million gain during the period ended May 2, 2009.

On January 10, 2010, the Venezuelan Government devalued its currency from 2.15 Bolivars per U.S. dollar to 4.30 Bolivars per U.S. dollar (“the official rate”) and the Venezuelan economy has since been designated as hyperinflationary.  The Company has historically utilized the official rate for its Venezuelan operations and will continue to monitor future developments as they may relate to the impact from hyperinflationary currency fluctuations.  As such, the Company used the official rate to translate its Venezuelan subsidiary’s financial statements in prior years.

Beginning February 1, 2010, the Company utilizes the U.S. dollar as the functional currency for its Venezuelan subsidiary and remeasures its financial statements into U.S. dollars at the official rate.  Accordingly, using “hyperinflationary accounting,” it recognizes the related losses or gains from such remeasurement of its balance sheet in the consolidated statements of its operations.  During the three months ended May 1, 2010, the official rate for Venezuela did not fluctuate significantly.  As a result, the effect of remeasuring our Venezuelan subsidiary was insignificant.

Note 4. Segment Data

Our reportable operating segments are based on the types of products and services offered and are aligned with our internal management structure.  Intra-segment revenues and costs are eliminated, and the operating profit (loss) represents the earnings (loss) before interest and income taxes.

Our reportable segments include:

Equipment – This segment designs, manufactures, constructs and markets equipment for well stimulation, coiled tubing, cementing, nitrogen pumping, power generation and electrical systems as well as workover rigs, drilling rigs, service rigs and related equipment, serving the oil and gas industry.  This segment also sells engines, transmissions and material handling equipment for well servicing, workover, drilling, pumping and other applications for a wide range of other industries.

Aftermarket Parts and Service – This segment provides aftermarket parts and service for products manufactured by us, and others, to customers in the oil and gas industry as well as customers in the power generation, marine, mining, construction, commercial vehicle and material handling industries.

Rental – This segment provides equipment on a short-term rental basis, including generators, material handling equipment and air compressors, to a wide range of end-markets.

Stewart & Stevenson LLC and Subsidiaries
Notes to Condensed Consolidated Financial Statements - Continued
(Unaudited)

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

Certain general and administrative costs which are incurred to support all operating segments are allocated to the segment operating results presented. Operating results by segment are as follows:

	For the Three Months Ended
	May 1, 2010	May 2, 2009
(In thousands)
Sales
Equipment	$89,621	$106,247
Aftermarket parts and service	67,781	78,415
Rental	4,534	5,466
Total sales	$161,936	$190,128

Operating profit (loss)
Equipment	$5,048	$6,784
Aftermarket parts and service	2,878	9,118
Rental	(236)	628
Corporate	(6,932)	(7,525)
Total operating profit	$758	$9,005

Operating profit percentage
Equipment	5.6%	6.4%
Aftermarket parts and service	4.2	11.6
Rental	(5.2)	11.5
Consolidated	0.5%	4.7%

Note 5. Long-Term Debt

	As of
	May 1, 2010	January 31, 2010
(In thousands)
Other debt	$8,186	$7,243
Revolving credit facility	71,079	70,870
Unsecured senior notes	150,000	150,000
Total	229,265	228,113
Less: current portion of other debt	(8,127)	(7,187)
Long-term debt, net of current portion	$221,138	$220,926

Other debt: Other debt includes certain secured loans within our South American operations, a floor plan financing agreement and other equipment loans.  The restricted cash on our balance sheet relates to collateral securing certain of this debt.

Stewart & Stevenson LLC and Subsidiaries
Notes to Condensed Consolidated Financial Statements - Continued
(Unaudited)

    Revolving Credit Facility: The revolving credit facility is a $250.0 million asset-based facility, which matures in February 2012, and is secured by substantially all accounts receivable, inventory and property, plant and equipment and provides for borrowings at LIBOR plus a margin ranging from 1.25% to 2.00% per annum, based on our leverage ratios, as specified in the credit agreement.  The revolving credit facility has a $25.0 million sub-facility to be used by our Canadian subsidiary.  As of May 1, 2010, borrowings under the facility bear interest at LIBOR plus 1.5%, or 2.46%.  A commitment fee of 0.30% to 0.375% per annum is payable on all unused portions of the revolving credit facility based on our leverage ratios.  Interest payments are due monthly, or as LIBOR contracts expire.  The revolving credit facility also has a $30.0 million sub-facility which may be used for letters of credit. The credit agreement limits available borrowings to certain percentages of our assets. As of May 1, 2010, there were $24.0 million of letters of credit outstanding.  Based on the outstanding borrowings, letters of credit issued and the terms of the asset-based revolving credit facility, our available borrowing capacity was approximately $67.2 million at May 1, 2010.

Unsecured Senior Notes: The $150.0 million of unsecured senior notes bear interest at 10% per annum and mature in July 2014.

The revolving credit facility and the senior notes contain financial and operating covenants with which we must comply during the terms of the agreements.  These covenants include the maintenance of certain financial ratios, restrictions related to the incurrence of certain indebtedness and investments, and prohibition of the creation of certain liens. We were in compliance with all covenants as of May 1, 2010. The financial covenant for the revolving credit facility requires that we maintain a fixed charge coverage ratio, as defined in the agreement, of at least 1.1 to 1.0; however, this covenant does not take effect until our available borrowing capacity is $30.0 million or less.  The financial covenant for the senior notes indenture requires that, were we to incur additional indebtedness (subject to various exceptions set forth in the indenture), after giving effect to the incurrence of such additional indebtedness, we have a consolidated coverage ratio, as defined in the indenture, of at least 2.5 to 1.0.

We incurred and capitalized legal and financing costs associated with establishing the revolving credit facility and unsecured senior notes.  These deferred financing costs are being amortized over the terms of the credit facility and senior notes of five years and eight years, respectively, as a component of interest expense, net in the consolidated statements of operations.  As of May 1, 2010, $5.1 million of unamortized deferred financing costs are included in the balance sheet.

The estimated fair value of our senior notes is based on unadjusted quoted market prices from an active market (Level 1 inputs). At May 1, 2010, our senior notes with a carrying value of $150.0 million had a fair value of $144.0 million.

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

Stewart & Stevenson LLC and Subsidiaries
Notes to Condensed Consolidated Financial Statements - Continued
(Unaudited)

Condensed Consolidating Balance Sheets

	As of May 1, 2010
	(Unaudited)
	Guarantor Entities	Non-Guarantor Entities	Eliminations	Consolidated Totals
(In thousands)
Current assets	$350,977	$54,085	$-	$405,062
Property, plant and equipment	75,431	4,057	-	79,488
Other assets	34,867	34,981	(15,476)	54,372
Total assets	$461,275	$93,123	$(15,476)	$538,922

Current liabilities	$136,043	$26,959	$-	$163,002
Intercompany payables (receivables)	(49,367)	49,367	-	-
Long-term liabilities	221,478	1,321	-	222,799
Shareholders' equity	153,121	15,476	(15,476)	153,121
Total liabilities and shareholders' equity	$461,275	$93,123	$(15,476)	$538,922

	As of January 31, 2010
	Guarantor Entities	Non-Guarantor Entities	Eliminations	Consolidated Totals

Current assets	$333,191	$48,737	$-	$381,928
Property, plant and equipment	75,072	4,134	-	79,206
Other assets	35,150	33,376	(15,135)	53,391
Total assets	$443,413	$86,247	$(15,135)	$514,525

Current liabilities	$113,997	$22,446	$-	$136,443
Intercompany payables (receivables)	(47,474)	47,474	-	-
Long-term liabilities	221,268	1,192	-	222,460
Shareholders' equity	155,622	15,135	(15,135)	155,622
Total liabilities and shareholders' equity	$443,413	$86,247	$(15,135)	$514,525

Stewart & Stevenson LLC and Subsidiaries
Notes to Condensed Consolidated Financial Statements - Continued
(Unaudited)

Condensed Consolidating Statements of Operations
(Unaudited)

	For the Three Months Ended May 1, 2010
	Guarantor Entities	Non-Guarantor Entities	Eliminations	Consolidated Totals
(In thousands)
Sales	$144,061	$17,875	$-	$161,936
Cost of sales	120,684	15,573	-	136,257
Gross profit	23,377	2,302	-	25,679

Selling and administrative expenses	21,809	3,066	-	24,875
Equity in loss of subsidiaries	2,097	-	(2,097)	-
Other expense (income), net	(381)	427	-	46
Operating (loss) profit	(148)	(1,191)	2,097	758

Interest expense, net	4,254	719	-	4,973
Loss before income taxes	(4,402)	(1,910)	2,097	(4,215)
Income tax expense	297	187	-	484
Net loss	$(4,699)	$(2,097)	$2,097	$(4,699)

	For the Three Months Ended May 2, 2009
	Guarantor Entities	Non-Guarantor Entities	Eliminations	Consolidated Totals
Sales	$169,044	$21,084	$-	$190,128
Cost of sales	134,170	17,062	-	151,232
Gross profit	34,874	4,022	-	38,896

Selling and administrative expenses	27,505	3,549	-	31,054
Equity in loss of subsidiaries	664	-	(664)	-
Other expense (income), net	(1,482)	319	-	(1,163)
Operating profit	8,187	154	664	9,005

Interest expense, net	4,576	629	-	5,205
Earnings (loss) before income taxes	3,611	(475)	664	3,800
Income tax expense (benefit)	(99)	189	-	90
Net earnings (loss)	$3,710	$(664)	$664	$3,710

Stewart & Stevenson LLC and Subsidiaries
Notes to Condensed Consolidated Financial Statements - Continued
(Unaudited)

Condensed Consolidating Statements of Cash Flows
(Unaudited)

	For the Three Months Ended May 1, 2010
	Guarantor Entities	Non-Guarantor Entities	Eliminations	Consolidated Totals
(In thousands)
Net cash provided by (used in):
Operating activities
Net loss	$(4,699)	$(2,097)	$2,097	$(4,699)
Equity in loss of subsidiaries	2,097	-	(2,097)	-
Other adjustments	8,461	667	-	9,128
Operating activities	5,859	(1,430)	-	4,429
Investing activities	(3,946)	(28)	-	(3,974)
Financing activities	(2,049)	2,873	-	824
Effect of exchange rate on cash	-	19	-	19
Net increase (decrease) in cash	(136)	1,434	-	1,298
Cash at the beginning of the period	248	3,073	-	3,321
Cash at the end of the period	$112	$4,507	$-	$4,619

	For the Three Months Ended May 2, 2009
	Guarantor Entities	Non-Guarantor Entities	Eliminations	Consolidated Totals
Net cash provided by (used in):
Operating activities
Net earnings (loss)	$3,710	$(664)	$664	$3,710
Equity in loss of subsidiaries	664	-	(664)	-
Other adjustments	(14,095)	(767)	-	(14,862)
Operating activities	(9,721)	(1,431)	-	(11,152)
Investing activities	(420)	(1,836)	-	(2,256)
Financing activities	10,342	3,534	-	13,876
Effect of exchange rate on cash	-	(818)	-	(818)
Net increase (decrease) in cash	201	(551)	-	(350)
Cash at the beginning of the period	26	1,980	-	2,006
Cash at the end of the period	$227	$1,429	$-	$1,656

Note 6. Significant Balance Sheet Accounts

Allowance for Doubtful Accounts:  Activity in the allowance for doubtful accounts was as follows:

	For the Three Months Ended
	May 1, 2010	May 2, 2009
(In thousands)
Allowance for doubtful accounts at beginning of period	$4,919	$3,599
Accruals to bad debt expense	553	572
Writeoffs against allowance for doubtful accounts	(317)	(367)
Collections of previously reserved items	35	26
Allowance for doubtful accounts at end of period	$5,190	$3,830

Stewart & Stevenson LLC and Subsidiaries
Notes to Condensed Consolidated Financial Statements - Continued
(Unaudited)

Inventories, net:  Summarized below are the components of inventories:

	As of
	May 1, 2010	January 31, 2010
(In thousands)
Inventory purchased under distributor agreements	$108,925	$104,542
Raw materials and spare parts	95,434	93,017
Work in process	67,438	34,481
Finished goods	6,154	16,273
Total inventories, net	$277,951	$248,313

Raw materials and spare parts include OEM equipment and components used in the equipment segment.  Finished goods include manufactured equipment that is essentially complete. The inventory balances above are net of inventory valuation allowances totaling $19.6 million and $20.4 million as of May 1, 2010 and January 31, 2010, respectively.

Property, Plant and Equipment, net:  Components of property, plant and equipment, net, were as follows:

	As of
	May 1, 2010	January 31, 2010
(In thousands)
Machinery and equipment	$28,043	$27,892
Buildings and leasehold improvements	27,359	27,299
Rental equipment	62,313	60,655
Computer hardware and software	4,584	4,459
Accumulated depreciation	(52,068)	(48,546)
Net depreciable assets	$70,231	$71,759
Construction in progress	2,207	384
Land	7,050	7,063
Property, plant and equipment, net	$79,488	$79,206

Depreciation expense was $3.8 million in the periods ending May 1, 2010 and May 2, 2009.

Intangible Assets and Goodwill: Amounts allocated to intangible assets are amortized on a straight-line basis over their estimated useful lives.  Intangible asset values include the following:

		As of May 1, 2010
	Estimated Useful Life	Gross Carrying Value	Accumulated Amortization	Currency Translation	Net
(In thousands)
Non-current amortizable intangible assets:
Engineering drawings	2.5-10 Years	$6,346	$(5,012)	$189	$1,523
Distribution contracts	27 Years	3,384	(530)	-	2,854
Customer relationships	6-11 Years	7,409	(2,510)	575	5,474
Patents	4 Years	209	(187)	-	22
Non-compete covenant	5 Years	1,420	(949)	101	572
Total		$18,768	$(9,188)	$865	$10,445

Indefinite-lived intangible assets:
Trademarks	-	9,150	-	319	9,469

Total		$27,918	$(9,188)	$1,184	$19,914

Stewart & Stevenson LLC and Subsidiaries
Notes to Condensed Consolidated Financial Statements - Continued
(Unaudited)

		As of January 31, 2010
	Estimated Useful Life	Gross Carrying Value	Accumulated Amortization	Currency Translation	Net
(In thousands)
Non-current amortizable intangible assets:
Engineering drawings	2.5-10 Years	$6,346	$(4,947)	$189	$1,588
Distribution contracts	27 Years	3,384	(499)	-	2,885
Customer relationships	6-11 Years	7,409	(2,318)	380	5,471
Patents	4 Years	209	(176)	-	33
Non-compete covenant	5 Years	1,420	(871)	78	627
Total		$18,768	$(8,811)	$647	$10,604

Indefinite-lived intangible assets:
Trademarks	-	9,150	-	191	9,341

Total		$27,918	$(8,811)	$838	$19,945

Amortization expense was $0.4 million and $0.7 million in the periods ending May 1, 2010 and May 2, 2009, respectively.

The following table presents goodwill (relating entirely to the equipment segment) as of the dates indicated, as well as changes in the account during the period shown:

Amount
(In thousands)
Carrying amount as of January 31, 2010	$26,671
Currency translation	1,358
Carrying amount as of May 1, 2010	$28,029

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

A summary of activity for accrued warranty costs, recorded in other current liabilities on the consolidated balance sheets, was as follows:

	For the Three Months Ended
	May 1, 2010	May 2, 2009
(In thousands)
Accrued warranty costs at beginning of period	$4,398	$4,990
Payments for warranty obligations	(706)	(1,213)
Warranty accrual for current period sales	269	1,341
Accrued warranty costs at end of period	$3,961	$5,118

Stewart & Stevenson LLC and Subsidiaries
Notes to Condensed Consolidated Financial Statements - Continued
(Unaudited)

Other current liabilities:  Included in other current liabilities are $9.4 million and $15.6 million of accrued job costs as of May 1, 2010 and January 31, 2010, respectively.  No other item comprises more than 5% of total current liabilities as of these dates.

Derivative financial instruments A short-term foreign currency exchange rate derivative instrument was entered in January 2009 to manage our exposure to fluctuations in foreign currency exchange rates for certain contracts of our Canadian subsidiary that are not denominated in its functional currency.  We obtained a valuation for this foreign currency derivative instrument from a third-party pricing model using observable inputs (Level 2).  The estimated fair values of a derivative fluctuate over time and should be viewed in relation to the underlying transaction and the overall management of our exposure to fluctuations in the underlying risks. The fair value of this derivative as of May 2, 2009 was an asset of $0.5 million and is included in other current assets within our consolidated balance sheets.  Hedge accounting for our foreign currency derivative was not pursued.  Changes in fair value of the derivative instrument were recorded in other (income) expense, net within our consolidated statements of operations and amounted to a $0.6 million unrealized gain for the quarter ended May 2, 2009. The derivative was settled in the second quarter of Fiscal 2009.

Note 7. Equity

The Company has 100,005,000 common units issued and outstanding, which consist of both Common Units and Common B Units.  Additionally, the Company has Common A Units, none of which are issued or outstanding.  These three classes of Units have the same economic rights. The voting and transfer rights of the three classes differ in that the Common Units are entitled to one vote per Common Unit and upon transfer shall remain designated as Common Units. The Common A Units are entitled to ten votes per Common A Unit and upon transfer will be designated as Common Units.  The Common B Units are entitled to ten votes per Common B Unit and upon transfer may be designated by the transferor as Common B Units, Common A Units or Common Units.  As of May 1, 2010 and January 31, 2010, the number of Common Units and Common B Units issued and outstanding was 48,255,000 and 51,750,000, respectively.

Stewart & Stevenson LLC is a limited liability company, therefore, U.S. federal and certain state taxes are paid by the holders of our common units.  As a limited liability company, the common unit holders’ liability is limited to the capital invested in the Company.

Share-Based Compensation:  On September 5, 2007, our board of directors adopted the 2007 Incentive Compensation Plan (“Incentive Plan”). The Incentive Plan received the required approval of a majority of our unit holders and became effective on September 27, 2007.  In connection with the adoption and approval of the Incentive Plan, the compensation committee of the board, which has the responsibility to administer the Incentive Plan, made certain grants of restricted shares to our non-executive directors and certain members of our senior executive management. The grants to our five non-executive directors totaled 300,000 restricted shares vesting in five (5) 60,000 share tranches, with each such tranche vesting upon board service for a complete fiscal year. In addition, approximately 54,000 of the restricted shares granted to two former directors were earned as part of their service to the Company with the balance of their grants being forfeited. The executive grants total 60,000 restricted shares vesting in five (5) 12,000 share tranches, with each tranche vesting upon employment for a complete fiscal year.  In addition, approximately 20,000 of the restricted shares granted to a former executive were earned before his resignation from the Company with the balance being forfeited. The executive grants are subject to the achievement of net pre-tax income growth in the relevant fiscal year that exceeds the median net pre-tax income growth of a peer group of companies consisting of Schlumberger, Ltd., National Oilwell Varco, Inc., Weatherford International Ltd. and Cameron International Corp. and are subject to acceleration in the case of an executive’s death or disability. As this performance condition was not met for Fiscal 2009 or Fiscal 2008, those tranches were forfeited.  All grants are subject to (i) the completion of an initial public equity offering, and (ii) accelerated vesting upon a change-in-control of the Company. No expense has been recognized for these grants because the contingent condition has not occurred and, as of May 1, 2010, diluted earnings per share excluded the approximately 410,000 contingent unvested restricted shares.

Stewart & Stevenson LLC and Subsidiaries
Notes to Condensed Consolidated Financial Statements - Continued
(Unaudited)

Note 8. Income Taxes

As a limited liability company, income is reported for federal and state income tax purposes (except for the Texas Margins tax and foreign taxes reported at the entity level) by our unit holders. During the periods ended May 1, 2010 and May 2, 2009, we recognized tax expense of $0.3 million and benefit of $0.1 million, respectively, of Texas Margins tax.  Additionally, for each of the periods ended May 1, 2010 and May 2, 2009, we recognized $0.2 million of tax expense associated with foreign jurisdictions.

Generally, we make quarterly distributions to our unit holders to fund their tax obligations. During the periods ended May 1, 2010 and May 2, 2009, we made tax distributions of $0.2 million and $3.5 million, respectively, to our unit holders.

Note 9. Related Party Transactions

During the fourth quarter of Fiscal 2009, the Company received a $37.5 million order from an affiliate of the Company’s shareholder.  Revenue recognition from this transaction will be deferred until title to the product passes to a third party and all other revenue recognition criteria have been met.  Cash payments received and amounts invoiced pursuant to this transaction are recorded as a customer deposit in the consolidated balance sheet and amounted to $14.2 million and $9.4 million as of May 1, 2010 and January 31, 2010, respectively.  Included in inventories, net are $12.8 million and $5.8 million in costs related to this transaction, respectively, as of these same dates.  No amounts have been recorded in the consolidated statements of operations for this transaction to date.

Note 10. Litigation and Contingencies

    In July 2009, we settled an arbitration action brought against one of our suppliers and us.  Fiscal 2009 results of operations, after insurance proceeds and receipt of certain inventory, were negatively impacted by approximately $3.5 million, which was recorded in selling and administrative expenses. The settlement resolved the arbitration action and resulted in dismissal and release of all claims alleged.

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

•
the other factors described under “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended January 31, 2010, which is accessible on the Securities and Exchange Commission’s website at www.sec.gov.

These factors should not be construed as exhaustive and should be read with the other cautionary statements in this Quarterly Report.

We caution you that forward-looking statements are not guarantees of future performance and that our actual results of operations, financial condition and liquidity, and developments in the industry in which we operate, may differ materially from those made in, or suggested by, the forward-looking statements contained in this Quarterly Report.  In addition, even if our results of operations, financial condition, liquidity and growth, and developments in the industry in which we operate are consistent with the forward-looking statements contained in this Quarterly Report, those results or developments may not be indicative of results or developments in subsequent periods.

Any forward-looking statements which we make in this Quarterly Report speak only as of the date of such statement, and, except as required under the federal securities laws and the rules and regulations of the SEC, we undertake no obligation to update publicly any forward-looking statements in this Quarterly Report after the date of this Quarterly Report, whether as a result of new information, future events or otherwise.  Comparisons of results for current and any prior periods are not intended to express any future trends or indications of future performance, unless expressed as such, and should only be viewed as historical data.

Overview and Outlook

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

Our business continues to be impacted by the significant decline in gas and oil prices that began in the summer of 2008, as well as the difficulties experienced in the U.S. and global economies and related impacts to the credit markets.  While gas and oil prices have remained at relatively stable levels over the past year, they remain below levels in comparison to those preceding the significant decline from Fiscal 2008 that has both tempered and changed customers’ spending patterns and programs, both in the oil and gas industries and others. These factors continue to impact all segments of our business.

Despite these challenges, we have seen an increase in new equipment orders beginning in the fourth quarter of Fiscal 2009 and continuing through the first quarter of Fiscal 2010.  This has resulted in an increase in backlog from $130.2 million as of October 31, 2009 to $259.9 million as of May 1, 2010.  It is difficult to determine whether this increase is a short-term change or the beginning of a longer-term growth and rebuilding of the industry and our business.  We expect that a substantial portion of this increase in backlog will result in revenue for Fiscal 2010.

Comparison of Results of Operations—Three Months Ended May 1, 2010 and May 2, 2009

Sales - For the three months ended May 1, 2010 our sales were $161.9 million, a decrease of $28.2 million, or 14.8%, compared to the same period of Fiscal 2009 sales of $190.1 million.  The decrease in sales impacted all segments and is attributable, in part, to a higher backlog entering Fiscal 2009 ($287.9 million) as compared to backlog entering Fiscal 2010 ($203.3 million), our customers’ confidence remaining low given the challenges and continuing uncertainty with the U.S. and global economies and gas and oil prices remaining significantly lower than in prior years.   A breakdown of sales for the periods is as follows:

	For the Three Months Ended		Change
	May 1, 2010	May 2, 2009	$	%
(In thousands)
Sales
Equipment	$89,621	$106,247	$(16,626)	(15.6)%
Aftermarket parts and service	67,781	78,415	(10,634)	(13.6)%
Rental	4,534	5,466	(932)	(17.1)%
Total sales	$161,936	$190,128	$(28,192)	(14.8)%

Operating profit (loss)
Equipment	$5,048	$6,784	(1,736)	(25.6)%
Aftermarket parts and service	2,878	9,118	(6,240)	(68.4)%
Rental	(236)	628	(864)	(137.6)%
Corporate	(6,932)	(7,525)	593	(7.9)%
Total operating profit	$758	$9,005	$(8,247)	(91.6)%

Operating profit percentage
Equipment	5.6%	6.4%
Aftermarket parts and service	4.2	11.6
Rental	(5.2)	11.5
Consolidated	0.5%	4.7%

Sales of equipment fell by 15.6%, or $16.6 million, during the three months ended May 1, 2010 compared to the same period in Fiscal 2009. The decrease in sales was primarily attributable to lower sales volumes in all product lines except transmissions, electrical products and well stimulation, with rigs, power generation and engine sales representing the largest percentage of the decline.

Aftermarket parts and service sales fell by $10.6 million to $67.8 million in the three months ended May 1, 2010 compared to $78.4 million in the comparable period of Fiscal 2009.  The decrease in aftermarket parts and service sales was primarily attributable to decreased parts sales ($6.2 million) and decreased service sales ($4.4 million).

Rental sales fell by 17.1%, or $0.9 million, in the three months ended May 1, 2010 compared to the same period of Fiscal 2009.

Gross profit – Our gross profit was $25.7 million for the three months ended May 1, 2010 compared to $38.9 million for the same period in Fiscal 2009, reflecting a decrease in gross profit margin from 20.5% to 15.9%.  Our gross profit margin decreased by 4.6 points due to lower sales volumes, product mix, backlog with higher margins realized in the prior period compared to current period margins, pricing pressures and unabsorbed overhead. The equipment segment gross profit margin decreased from 20.5% to 17.6%, a decrease of 2.9 points. The aftermarket parts and service segment gross profit margin decreased from 20.2% to 13.7%, a decrease of 6.5 points. The rental segment gross profit margin decreased from 24.0% to 13.0%, a decrease of 11.0 points.

Selling and administrative expenses – Selling and administrative expenses decreased by $6.2 million to $24.9 million for the three months ended May 1, 2010 primarily as a result of cost containment measures undertaken by management and lower legal and professional fees. As a result, selling and administrative expenses as a percentage of sales decreased to 15.4% from 16.3% for the three months ended May 2, 2009.

Other expense (income), net – Other income decreased by $1.2 million to expense of $46 thousand for the three months ended May 1, 2010, mainly as the result of foreign currency transaction losses associated with our foreign subsidiaries in the current period compared to foreign currency transaction gains with these subsidiaries and unrealized gains associated with a foreign currency derivative instrument in the prior period.

Operating profit – Our operating profit decreased to $0.8 million, or 0.5% of sales, during the three months ended May 1, 20109 from $9.0 million, or 4.7% of sales, in the same period of Fiscal 2009, primarily as the result of lower sales and gross profit margins.

Interest expense, net - Interest expense, net for the three months ended May 1, 2010 decreased by $0.2 million over the same period in Fiscal 2009 mainly as a result of lower borrowings outstanding and interest rates for our revolving credit facility, offset by higher interest income in the prior period.

Segment Results Comparison – Three Months Ended May 1, 2010 and May 2, 2009

Equipment – Operating profit generated by the equipment segment decreased to $5.1 million, or 5.6% of sales, for the three months ended May 1, 2010 from $6.8 million, or 6.4% of sales, for the same period in Fiscal 2009 primarily due to lower sales volumes. The $1.7 million decrease in operating profit was attributable to a decrease of $3.4 million in sales volume partially offset by an increase in margin rate of $1.7 million.

Our equipment order backlog as of May 1, 2010 was $259.9 million, as compared to $225.5 million on May 2, 2009, an increase of 15.3%.  We expect to recognize a significant portion of this equipment order backlog as revenue during the remainder of Fiscal 2010.

Backlog of $259.9 million as of May 31, 2010 includes a $37.5 million related party transaction reflecting an order from an affiliate of the Company's shareholder. Revenue recognition from this transaction will be deferred until title to the product passes to a third party and all other revenue recognition criteria have been met. Cash payments received and amounts invoiced pursuant to this transaction are recorded as customer deposits in the consolidated balance sheet and amounted to $14.2 million as of May 1, 2010. Included in inventories, net is $12.8 million in costs related to this transaction and no amounts have been recorded in the consolidated statements of operations for this transaction to date.

Aftermarket Parts and Service – Operating profit generated by the aftermarket parts and service segment decreased to $2.9 million in the three months ended May 1, 2010 from $9.1 million in the same period of Fiscal 2009, representing a decrease in operating profit percentage from 11.6% to 4.2%.  The decrease in operating profit was primarily attributable to decreases in sales volume of $2.1 million and margin rate of $4.1 million.

Rental – Operating loss generated by the rental segment decreased to $0.2 million in the three months ended May 1, 2010, from operating profit of $0.6 million in the same period of Fiscal 2009.  Operating loss percentage decreased to (5.2%) for the three months ended May 1, 2010 from 11.5% profit for the same period in Fiscal 2009 mainly as a result of lower sales volumes.

Corporate - Corporate and administrative expenses (i) decreased to $6.9 million in the three months ended May 1, 2010 compared to $7.5 million in the same period of 2009 due to cost containment measures undertaken by management and lower legal and professional fees, and (ii) increased as a percentage of sales from 4.0% to 4.3% as a result of lower sales volumes.

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

    During the three months ended May 1, 2010, we generated net cash from operating activities of $4.4 million. The cash generated by operating activities consisted of $4.5 million as a result of changes in operating assets and liabilities and depreciation and amortization of $4.6 million, partially offset by $4.7 million of cash used by net losses. The change in operating assets and liabilities is the result of cash provided by accounts receivable, recoverable costs and accrued profits not yet billed, accounts payable, billings in excess of incurred costs and customer deposits, which in aggregate totaled $37.4 million and which were offset by cash used for inventory, accrued payrolls and incentives, other current assets and liabilities and other, which in aggregate totaled $32.9 million.

    During the three months ended May 2, 2009, we used net cash in operating activities of $11.2 million. The cash used in operating activities during the three months ended May 2, 2009 consisted of $3.7 million of cash generated by net earnings and depreciation and amortization of $5.0 million, offset by changes in operating assets and liabilities of $19.9 million. Changes in operating assets and liabilities were the result of decreases in accounts receivable and increases in billings in excess of incurred costs and other, which in aggregate totaled $32.7 million and which were offset by increases in recoverable costs and accrued profits not yet billed and inventories and decreases in accounts payable, accrued payrolls, and customer deposits which in aggregate totaled $52.6 million.

Net cash used in investing activities was $4.0 million during the three months ended May 1, 2010, primarily for capital expenditures of $0.4 million and $3.6 million related to additions to our rental fleet. Net cash used in investing activities was $2.2 million during the three months ended May 2, 2009. This included $1.3 million of capital expenditures and $0.9 million related to additions to our rental fleet.

Net cash provided by financing activities was $0.8 million during the three months ended May 1, 2010. This included $1.0 million in net borrowings which was offset by tax distributions to holders of common units of $0.2 million. Net cash provided by financing activities was $13.9 million during the three months ended May 2, 2009. This included $17.7 million in net borrowings partially offset by tax distributions to holders of common units of $3.5 million and deferred financing costs of $0.4 million.

As of May 1, 2010, our cash and cash equivalent balance was $4.6 million, reflecting timing of cash receipts, disbursements and borrowings under our revolving credit facility.

Current Resources

We have an asset-based revolving credit facility in the amount of $250.0 million with a $25.0 million sub-facility to be used by our Canadian subsidiary. The $250.0 million revolving credit facility, which matures in February 2012, is secured by substantially all accounts receivable, inventory and property, plant and equipment and provides for borrowings at LIBOR, plus a margin ranging from 1.25% to 2.00% per annum, based on our leverage ratios, as specified in the credit agreement. Based on the outstanding borrowings, letters of credit issued and the terms of the asset-based revolving credit facility, our available borrowing capacity was approximately $67.2 million at May 1, 2010.

Borrowings under our revolving credit facility and our senior notes were as follows:

	As of
	May 1, 2010	January 31, 2010
(In thousands)
Revolving credit facility	$71,079	$70,870
Unsecured senior notes	150,000	150,000
Total	$221,079	$220,870

The revolving credit facility and the senior notes contain financial and operating covenants with which we must comply during the terms of the agreements.  These covenants include the maintenance of certain financial ratios, restrictions related to the incurrence of certain indebtedness and investments, and prohibition of the creation of certain liens.  We were in compliance with all covenants as of May 1, 2010.  The financial covenant for the revolving credit facility requires that we maintain a fixed charge coverage ratio, as defined in the agreement, of at least 1.1 to 1.0; however, this covenant does not take effect until our available borrowing capacity is $30.0 million or less.  The financial covenant for the senior notes indenture requires that, were we to incur additional indebtedness (subject to various exceptions set forth in the indenture), after giving effect to the incurrence of such additional indebtedness, we have a consolidated coverage ratio, as defined in the indenture, of at least 2.5 to 1.0.

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

Item 3.  Quantitative and Qualitative Disclosures Regarding Market Risk

Foreign Exchange Risk

Our international subsidiaries in Colombia and Venezuela transact most of their business in their respective local currencies, while our Canadian subsidiary conducts its business in both Canadian and U.S. dollars. Revenues generated by our Canadian, Colombian and Venezuelan subsidiaries comprised 5.2%, 4.0% and 0.2%, respectively of our total revenue during the three months ended May 1, 2010. Our results of operations were not significantly impacted by changes in currency exchange rates. A short-term foreign currency exchange rate derivative instrument was entered in January 2009 to manage our exposure to fluctuations in foreign currency exchange rates for certain contracts of our Canadian subsidiary that were not denominated in its functional currency.  The fair value of this derivative was an asset of $0.5 million as of May 2, 2009.  The derivative was settled in the second quarter of Fiscal 2009.

On January 10, 2010, the Venezuelan Government devalued its currency from 2.15 Bolivars per U.S. dollar to 4.30 Bolivars per U.S. dollar (“the official rate”) and the Venezuelan economy has since been designated as hyperinflationary.  The Company has historically utilized the official rate for its Venezuelan operations and will continue to monitor future developments as they may relate to the impact from hyperinflationary currency fluctuations.  As such, the Company used the official rate to translate its Venezuelan subsidiary’s financial statements in prior years.

Beginning February 1, 2010, the Company utilizes the U.S. dollar as the functional currency for its Venezuelan subsidiary and remeasures its financial statements into U.S. dollars at the official rate.  Accordingly, using “hyperinflationary accounting,” it recognizes the related losses or gains from such remeasurement of its balance sheet in the consolidated statements of its operations.  During the three months ended May 1, 2010, the official rate for Venezuela did not fluctuate significantly.  As a result, the effect of remeasuring our Venezuelan subsidiary was insignificant.

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

Item 4.  Controls and Procedures

Effectiveness of Disclosure Controls and Procedures

We maintain a set of disclosure controls and procedures designed to ensure that information we are required to disclose in reports that we file with or submit to the SEC is recorded, processed, summarized and reported within the time periods specified by the SEC. An evaluation was carried out under the supervision and with the participation of the Company’s management, including Robert L. Hargrave, our Chief Executive Officer and Chief Financial  Officer, (collectively for purposes of this Item 4, our “CEO”), of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the CEO has concluded that the Company’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by us in reports we file with the SEC is recorded, processed, summarized and reported within the time periods required by the SEC, and is accumulated and communicated to management including our CEO, as appropriate, to allow timely decisions regarding disclosure.

Changes in Internal Control over Financial Reporting

Management, including our CEO, evaluated the changes in our internal control over financial reporting during the quarter ended May 1, 2010. We determined that there were no changes in our internal control over financial reporting during the quarter ended May 1, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

In July 2009, we settled an arbitration action brought against one of our suppliers and us.  Fiscal 2009 results of operations, after insurance proceeds and receipt of certain inventory, were negatively impacted by approximately $3.5 million, which was recorded in selling and administrative expenses. The settlement resolved the arbitration action and resulted in dismissal and release of all claims alleged.

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

Item 1A.  Risk Factors

For a discussion of our potential risks and uncertainties relating to our business and an investment in our senior notes, see the factors described under “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended January 31, 2010, which is accessible on the Securities and Exchange Commission’s website at www.sec.gov.  There have been no material changes to the risk factors disclosed in the Form 10-K.

Item 2.  Unregistered Sale of Equity Securities and Use of Proceeds

    Not applicable.

Item 3.  Defaults Upon Senior Securities

    Not applicable.

Item 4.  Removed and Reserved

Item 5.  Other Information

    Not applicable.

Item 6.  Exhibits

10.1
First Supplemental Indenture, dated as of March 10, 2010, among Stewart & Stevenson LLC, Stewart & Stevenson Manufacturing Technologies LLC and Wells Fargo Bank, National Association, to Indenture dated as of July 6, 2006.

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
Chief Executive Officer and
Chief Financial Officer

June 15, 2010