Form 10-Q
period 2010-07-31
Stewart & Stevenson LLC
filed 2010-09-14
CIK 1381455

United States Securities and Exchange Commission
Washington, D.C.  20549

FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended July 31, 2010

or

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

There is no market for the registrant’s equity.  As of September 10, 2010, there were 100,005,000 common units outstanding.

* The registrant is currently not required to file reports, including this report, pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 but is voluntarily filing this report with the Securities and Exchange Commission.

PART I.  Financial Information

Item 1.  Financial Statements

Stewart & Stevenson LLC and Subsidiaries
Condensed Consolidated Balance Sheets

	July 31, 2010	January 31, 2010
(In thousands, except units)	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$14,182	$3,321
Restricted cash	3,000	3,000
Accounts receivable, net	70,845	81,626
Recoverable costs and accrued profits not yet billed	46,716	38,042
Inventories, net	277,481	248,313
Other current assets	8,459	7,626
Total current assets	420,683	381,928

Property, plant and equipment, net	81,032	79,206
Goodwill and intangibles, net	47,165	46,616
Deferred financing costs and other assets	5,840	6,775
Total assets	$554,720	$514,525

Liabilities and shareholders' equity
Current liabilities:
Bank notes payable	$9,751	$7,122
Current portion of long-term debt	71	65
Accounts payable	67,327	52,994
Accrued payrolls and incentives	9,080	8,714
Billings in excess of incurred costs	4,654	115
Customer deposits	53,856	26,307
Other current liabilities	44,945	41,126
Total current liabilities	189,684	136,443

Long-term debt, net of current portion	203,100	220,926
Other long-term liabilities	1,461	1,534
Total liabilities	394,245	358,903

Commitments and contingencies
Shareholders' equity:
Common units, 100,005,000 units issued and outstanding	74,113	74,113
Accumulated other comprehensive income	3,795	1,383
Retained earnings	82,567	80,126
Total shareholders' equity	160,475	155,622
Total liabilities and shareholders' equity	$554,720	$514,525

See accompanying Notes to Condensed Consolidated Financial Statements

Stewart & Stevenson LLC and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended			For the Six Months Ended
	July 31, 2010		August 1, 2009	July 31, 2010		August 1, 2009
(In thousands, except per unit data)
Sales	$206,132		$173,205	$368,068		$363,333
Cost of sales	169,087		147,249	305,344		298,481
Gross profit	37,045		25,956	62,724		64,852

Selling and administrative expenses	24,605		31,622	49,480		62,676
Other income, net	(381)		(439)	(335)		(1,602)
Operating profit (loss)	12,821		(5,227)	13,579		3,778

Interest expense, net	4,911		5,520	9,884		10,725
Earnings (loss) before income taxes	7,910		(10,747)	3,695		(6,947)

Income tax expense (benefit)	517		(999)	1,001		(909)
Net earnings (loss)	$7,393		$(9,748)	$2,694		$(6,038)

Weighted average units outstanding:
Basic	100,005		100,005	100,005		100,005
Diluted	100,005		100,005	100,005		100,005

Net earnings (loss) per common unit
Basic	$0.07	$	$(0.10)	$0.03	$	$(0.06)
Diluted	$0.07	$	$(0.10)	$0.03	$	$(0.06)

See accompanying Notes to Condensed Consolidated Financial Statements

Stewart & Stevenson LLC and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Six Months Ended
	July 31, 2010	August 1, 2009
(In thousands)
Operating activities
Net earnings (loss)	$2,694	$(6,038)
Adjustments to reconcile net earnings (loss) to net cash
provided by operating activities:
Amortization of deferred financing costs	850	1,006
Other non-cash items	110	(246)
Depreciation and amortization	8,322	9,388
Change in operating assets and liabilities:
Accounts receivable, net	11,516	45,351
Recoverable costs and accrued profits not yet billed	(8,670)	24,752
Inventories, net	(27,064)	12,920
Accounts payable	13,814	(42,658)
Accrued payrolls and incentives	398	(1,752)
Billings in excess of incurred costs	4,538	7,900
Customer deposits	27,396	(10,399)
Other current assets and liabilities	3,102	(1,047)
Other, net	(406)	(581)
Net cash provided by operating activities	36,600	38,596

Investing activities
Capital expenditures	(1,568)	(2,353)
Additions to rental equipment	(8,130)	(915)
Disposals of property, plant and equipment, net	18	377
Net cash used in investing activities	(9,680)	(2,891)

Financing activities
Change in short-term notes payable	2,049	414
Deferred financing costs	-	(375)
Changes in long-term revolving loans	(17,825)	(30,009)
Distributions to shareholders for tax obligations	(253)	(4,316)
Net cash used in financing activities	(16,029)	(34,286)

Effect of exchange rate on cash	(30)	443

Increase in cash and cash equivalents	10,861	1,862
Cash and cash equivalents, beginning of fiscal period	3,321	2,006
Cash and cash equivalents, end of fiscal period	$14,182	$3,868

Cash paid for:
Interest	$9,097	$9,972
Income taxes	$1,555	$3,262

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

Note 2. Basis of Presentation

   The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with Rule 10-01 of Regulation S-X for interim financial statements and do not include all information and footnotes required by United States (“U.S.”) generally accepted accounting principles (“GAAP”) for complete financial statements.  However, the information furnished herein reflects all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented.  The results of operations for the three and six months ended July 31, 2010 are not necessarily indicative of the results that will be realized for the fiscal year ending January 31, 2011. These condensed consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K and the notes thereto for the year ended January 31, 2010.

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

Fiscal Year: Our fiscal year begins on February 1 of the year stated and ends on January 31 of the following year.  For example, our “Fiscal 2010” commenced on February 1, 2010 and will end on January 31, 2011.  We report results on the fiscal quarter method with each quarter comprising approximately 13 weeks. The second quarter of Fiscal 2010 commenced on May 2, 2010 and ended on July 31, 2010.

Consolidation:  The consolidated financial statements include the accounts of Stewart & Stevenson LLC and all enterprises in which we have a controlling interest.  All intercompany accounts and transactions have been eliminated. We do not have any variable-interest entities.

Note 3. Comprehensive Income

Total comprehensive income was as follows:

	For the Three Months Ended		For the Six Months Ended
	July 31, 2010	August 1, 2009	July 31, 2010	August 1, 2009
(In thousands)
Net earnings (loss)	$7,393	$(9,748)	$2,694	$(6,038)
Currency translation (loss) gain	(27)	5,969	2,412	7,614
Comprehensive income (loss)	$7,366	$(3,779)	$5,106	$1,576

               Translation adjustments resulting from changes in exchange rates are reported in other comprehensive income.  As of July 31, 2010, and August 1, 2009, the entire accumulated other comprehensive income (loss) balance consisted of currency translation adjustments. Foreign currency transaction exchange gains (losses) are recorded in other income, net in the consolidated statements of operations. We recorded exchange losses of $0.0 million and $0.1 million during the three and six months ended July 31, 2010, respectively, and an exchange loss of $0.3 million and an exchange gain of $0.2 million during the three and six months ended August 1, 2009, respectively.

Stewart & Stevenson LLC and Subsidiaries
Notes to Condensed Consolidated Financial Statements - Continued
(Unaudited)

On January 10, 2010, the Venezuelan Government devalued its currency from 2.15 Bolivars per U.S. dollar to 4.30 Bolivars per U.S. dollar (“the official rate”) and the Venezuelan economy has since been designated as hyperinflationary.  We have historically utilized the official rate for our Venezuelan operations and will continue to monitor future developments as they may relate to the impact from hyperinflationary currency fluctuations.  As such, we used the official rate to translate our Venezuelan subsidiary’s financial statements in prior years.

Beginning February 1, 2010, we utilize the U.S. dollar as the functional currency for our Venezuelan subsidiary and remeasure its financial statements into U.S. dollars at the official rate.  Accordingly, using “hyperinflationary accounting,” we recognize the related losses or gains from such remeasurement of its balance sheet in the consolidated statements of its operations.  During the three and six months ended July 31, 2010, the official rate for Venezuela did not fluctuate significantly.  As a result, the effect of remeasuring our Venezuelan subsidiary was insignificant.

Note 4. Segment Data

Our reportable operating segments are based on the types of products and services offered and are aligned with our internal management structure.  Intra-segment revenues and costs are eliminated, and operating profit (loss) represents earnings (loss) before interest and income taxes.

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

Stewart & Stevenson LLC and Subsidiaries
Notes to Condensed Consolidated Financial Statements - Continued
(Unaudited)

Certain general and administrative costs which are incurred to support all operating segments are allocated to the segment operating results presented. Operating results by segment are as follows:

	For the Three Months Ended			For the Six Months Ended
	July 31, 2010	August 1, 2009		July 31, 2010	August 1, 2009
(In thousands)
Sales
Equipment	$127,690	$101,085		$217,311	$207,332
Aftermarket parts and service	72,894	67,201		140,675	145,616
Rental	5,548	4,919		10,082	10,385
Total sales	$206,132	$173,205		$368,068	$363,333

Operating profit (loss)
Equipment	$11,251	$3,782		$16,298	$10,567
Aftermarket parts and service	7,621	3,034		10,499	12,153
Rental	697	528		461	1,156
Corporate	(6,748)	(12,571)		(13,679)	(20,098)
Total operating profit	$12,821	$(5,227)		$13,579	$3,778

Operating profit percentage
Equipment	8.8%	3.7%		7.5%	5.1%
Aftermarket parts and service	10.5	4.5		7.5	8.3
Rental	12.6	10.7		4.6	11.1
Consolidated	6.2%	(3.0	) %	3.7%	1.0%

Note 5. Long-Term Debt

	As of
	July 31, 2010	January 31, 2010
(In thousands)
Other debt	$9,822	$7,243
Revolving credit facility	53,100	70,870
Unsecured senior notes	150,000	150,000
Total	212,922	228,113
Less: current portion of other debt	(9,822)	(7,187)
Long-term debt, net of current portion	$203,100	$220,926

Other debt: Other debt includes certain secured loans within our South American operations, a floor plan financing agreement and other equipment loans.  The restricted cash on our balance sheet relates to collateral securing certain of this debt.

Revolving Credit Facility: The revolving credit facility is a $250.0 million asset-based facility, which matures in February 2012, and is secured by substantially all accounts receivable, inventory and property, plant and equipment and provides for borrowings at LIBOR plus a margin ranging from 1.25% to 2.00% per annum, based on our leverage ratios, as specified in the credit agreement.  The revolving credit facility has a $25.0 million sub-facility to be used by our Canadian subsidiary.  As of July 31, 2010, borrowings under the facility bear interest at a weighted average interest rate of LIBOR plus 1.5%, or 2.42%.  A commitment fee of 0.30% to 0.375% per annum is payable on all unused portions of the revolving credit facility based on our leverage ratios.  Interest payments are due monthly, or as LIBOR contracts expire.  The revolving credit facility also has a $30.0 million sub-facility which may be used for letters of credit. The credit agreement limits available borrowings to certain percentages of our assets. As of July 31, 2010, there were $23.5 million of letters of credit outstanding.  Based on the outstanding borrowings, letters of credit issued and the terms of the asset-based revolving credit facility, our available borrowing capacity was approximately $90.5 million at July 31, 2010.

Stewart & Stevenson LLC and Subsidiaries
Notes to Condensed Consolidated Financial Statements - Continued
(Unaudited)

Unsecured Senior Notes: The $150.0 million of unsecured senior notes bear interest at 10% per annum and mature in July 2014.

The revolving credit facility and the senior notes contain financial and operating covenants with which we must comply during the terms of the agreements.  These covenants include the maintenance of certain financial ratios, restrictions related to the incurrence of certain indebtedness and investments, and prohibition of the creation of certain liens. We were in compliance with all covenants as of July 31, 2010. The financial covenant for the revolving credit facility requires that we maintain a fixed charge coverage ratio, as defined in the agreement, of at least 1.1 to 1.0; however, this covenant does not take effect until our available borrowing capacity is $30.0 million or less.  The financial covenant for the senior notes indenture requires that, were we to incur additional indebtedness (subject to various exceptions set forth in the indenture), after giving effect to the incurrence of such additional indebtedness, we have a consolidated coverage ratio, as defined in the indenture, of at least 2.5 to 1.0.

We incurred and capitalized legal and financing costs associated with establishing the revolving credit facility and the issuance of the unsecured senior notes.  These deferred financing costs are being amortized over the terms of the credit facility and senior notes of five years and eight years, respectively, as a component of interest expense, net in the consolidated statements of operations.  As of July 31, 2010, $4.7 million of unamortized deferred financing costs were included in the balance sheet.

The estimated fair value of our senior notes is based on unadjusted quoted market prices from an active market (Level 1 inputs). At July 31, 2010, our senior notes with a carrying value of $150.0 million had a fair value of $147.9 million.

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

Stewart & Stevenson LLC and Subsidiaries
Notes to Condensed Consolidated Financial Statements - Continued
(Unaudited)

Condensed Consolidating Balance Sheets

	As of July 31, 2010
	(Unaudited)
	Guarantor Entities	Non-Guarantor Entities	Eliminations	Consolidated Totals
(In thousands)
Current assets	$371,428	$49,255	$-	$420,683
Property, plant and equipment	77,309	3,723	-	81,032
Other assets	32,696	34,232	(13,923)	53,005
Total assets	$481,433	$87,210	$(13,923)	$554,720

Current liabilities	$164,194	$25,490	$-	$189,684
Intercompany payables (receivables)	(46,472)	46,472	-	-
Long-term liabilities	203,236	1,325	-	204,561
Shareholders' equity	160,475	13,923	(13,923)	160,475
Total liabilities and shareholders' equity	$481,433	$87,210	$(13,923)	$554,720

	As of January 31, 2010
	Guarantor Entities	Non-Guarantor Entities	Eliminations	Consolidated Totals

Current assets	$333,191	$48,737	$-	$381,928
Property, plant and equipment	75,072	4,134	-	79,206
Other assets	35,150	33,376	(15,135)	53,391
Total assets	$443,413	$86,247	$(15,135)	$514,525

Current liabilities	$113,997	$22,446	$-	$136,443
Intercompany payables (receivables)	(47,474)	47,474	-	-
Long-term liabilities	221,268	1,192	-	222,460
Shareholders' equity	155,622	15,135	(15,135)	155,622
Total liabilities and shareholders' equity	$443,413	$86,247	$(15,135)	$514,525

Stewart & Stevenson LLC and Subsidiaries
Notes to Condensed Consolidated Financial Statements - Continued
(Unaudited)

Condensed Consolidating Statements of Operations
(Unaudited)

	For the Three Months Ended July 31, 2010
	Guarantor Entities	Non-Guarantor Entities	Eliminations	Consolidated Totals
(In thousands)
Sales	$186,658	$19,474	$-	$206,132
Cost of sales	152,108	16,979	-	169,087
Gross profit	34,550	2,495	-	37,045

Selling and administrative expenses	21,403	3,202	-	24,605
Equity in loss of subsidiaries	1,526	-	(1,526)	-
Other income, net	(250)	(131)	-	(381)
Operating profit (loss)	11,871	(576)	1,526	12,821

Interest expense, net	4,179	732	-	4,911
Earnings (loss) before income taxes	7,692	(1,308)	1,526	7,910
Income tax expense	299	218	-	517
Net earnings (loss)	$7,393	$(1,526)	$1,526	$7,393

	For the Three Months Ended August 1, 2009
	Guarantor Entities	Non-Guarantor Entities	Eliminations	Consolidated Totals
Sales	$150,551	$22,654	$-	$173,205
Cost of sales	126,522	20,727	-	147,249
Gross profit	24,029	1,927	-	25,956

Selling and administrative expenses	27,842	3,780	-	31,622
Equity in loss of subsidiaries	2,584	-	(2,584)	-
Other (income) expense, net	(1,321)	882	-	(439)
Operating loss	(5,076)	(2,735)	2,584	(5,227)

Interest expense, net	4,788	732	-	5,520
Loss before income taxes	(9,864)	(3,467)	2,584	(10,747)
Income tax expense	(116)	(883)	-	(999)
Net loss	$(9,748)	$(2,584)	$2,584	$(9,748)

Stewart & Stevenson LLC and Subsidiaries
Notes to Condensed Consolidated Financial Statements - Continued
(Unaudited)

Condensed Consolidating Statements of Operations
(Unaudited)

	For the Six Months Ended July 31, 2010
	Guarantor Entities	Non-Guarantor Entities	Eliminations	Consolidated Totals
(In thousands)
Sales	$330,719	$37,349	$-	$368,068
Cost of sales	272,792	32,552	-	305,344
Gross profit	57,927	4,797	-	62,724

Selling and administrative expenses	43,212	6,268	-	49,480
Equity in loss of subsidiaries	3,624	-	(3,624)	-
Other (income) expense, net	(631)	296	-	(335)
Operating profit (loss)	11,722	(1,767)	3,624	13,579

Interest expense, net	8,432	1,452	-	9,884
Earnings (loss) before income taxes	3,290	(3,219)	3,624	3,695
Income tax expense	596	405	-	1,001
Net earnings (loss)	$2,694	$(3,624)	$3,624	$2,694

	For the Six Months Ended August 1, 2009
	Guarantor Entities	Non-Guarantor Entities	Eliminations	Consolidated Totals
Sales	$319,595	$43,738	$-	$363,333
Cost of sales	260,692	37,789	-	298,481
Gross profit	58,903	5,949	-	64,852

Selling and administrative expenses	55,346	7,330	-	62,676
Equity in loss of subsidiaries	3,249	-	(3,249)	-
Other (income) expense, net	(2,803)	1,201	-	(1,602)
Operating profit (loss)	3,111	(2,582)	3,249	3,778

Interest expense, net	9,364	1,361	-	10,725
Loss before income taxes	(6,253)	(3,943)	3,249	(6,947)
Income tax benefit	(215)	(694)	-	(909)
Net loss	$(6,038)	$(3,249)	$3,249	$(6,038)

Stewart & Stevenson LLC and Subsidiaries
Notes to Condensed Consolidated Financial Statements - Continued
(Unaudited)

Condensed Consolidating Statements of Cash Flows
(Unaudited)

	For the Six Months Ended July 31, 2010
(In thousands)	Guarantor Entities	Non-Guarantor Entities	Eliminations	Consolidated Totals
Net cash provided by (used in):
Operating activities
Net income (loss)	$2,694	$(3,624)	$3,624	$2,694
Equity in loss of subsidiaries	3,624	-	(3,624)	-
Other adjustments	31,252	2,654	-	33,906
Operating activities	37,570	(970)	-	36,600
Investing activities	(9,419)	(261)	-	(9,680)
Financing activities	(17,689)	1,660	-	(16,029)
Effect of exchange rate on cash	-	(30)	-	(30)
Net increase in cash	10,462	399	-	10,861
Cash at the beginning of the period	248	3,073	-	3,321
Cash at the end of the period	$10,710	$3,472	$-	$14,182

	For the Six Months Ended August 1, 2009
	Guarantor Entities	Non-Guarantor Entities	Eliminations	Consolidated Totals
Net cash provided by (used in):
Operating activities
Net loss	$(6,038)	$(3,249)	$3,249	$(6,038)
Equity in loss of subsidiaries	3,249	-	(3,249)	-
Other adjustments	22,815	21,819	-	44,634
Operating activities	20,026	18,570	-	38,596
Investing activities	143	(3,034)	-	(2,891)
Financing activities	(19,679)	(14,607)	-	(34,286)
Effect of exchange rate on cash	-	443	-	443
Net increase in cash	490	1,372	-	1,862
Cash at the beginning of the period	26	1,980	-	2,006
Cash at the end of the period	$516	$3,352	$-	$3,868

Note 6. Significant Balance Sheet Accounts

Allowance for Doubtful Accounts:  Activity in the allowance for doubtful accounts was as follows:

	For the Three Months Ended		For the Six Months Ended
(In thousands)	July 31, 2010	August 1, 2009	July 31, 2010	August 1, 2009
Allowance for doubtful accounts at beginning of period	$5,190	$3,830	$4,919	$3,599
(Reductions) additions to reserves	(885)	694	(332)	1,266
Writeoffs against allowance for doubtful accounts	(172)	(71)	(489)	(438)
Collections of previously written off items	28	59	63	85
Allowance for doubtful accounts at end of period	$4,161	$4,512	$4,161	$4,512

Stewart & Stevenson LLC and Subsidiaries
Notes to Condensed Consolidated Financial Statements - Continued
(Unaudited)

Inventories, net:  Summarized below are the components of inventories:
	As of
(In thousands)	July 31, 2010	January 31, 2010
Inventory purchased under distributor agreements	$104,479	$104,542
Raw materials and spare parts	103,911	93,017
Work in process	67,817	34,481
Finished goods	1,274	16,273
Total Inventories	$277,481	$248,313

Raw materials and spare parts include OEM equipment and components used in the equipment segment.  Finished goods include manufactured equipment that is essentially complete. The inventory balances above are net of inventory valuation allowances totaling $20.3 million and $20.4 million as of July 31, 2010 and January 31, 2010, respectively.

Property, Plant and Equipment, net:  Components of property, plant and equipment, net, were as follows:

	As of
(In thousands)	July 31, 2010	January 31, 2010
Machinery and equipment	$28,775	$27,892
Buildings and leasehold improvements	27,643	27,299
Rental equipment	65,247	60,655
Computer hardware and software	4,631	4,459
Accumulated depreciation	(55,373)	(48,546)
Net depreciable assets	$70,923	$71,759
Construction in progress	3,054	384
Land	7,055	7,063
Property, plant and equipment, net	$81,032	$79,206

Depreciation expense was $3.8 million and $7.6 million during the three and six months ended July 31, 2010, respectively, and $4.1 million and $7.9 million during the three and six months ended August 1, 2009, respectively.

Stewart & Stevenson LLC and Subsidiaries
Notes to Condensed Consolidated Financial Statements - Continued
(Unaudited)

Intangible Assets and Goodwill: Amounts allocated to intangible assets are amortized on a straight-line basis over their estimated useful lives.  Intangible asset values include the following:

		As of July 31, 2010
(In thousands)	Estimated Useful Life	Gross Carrying Value	Accumulated Amortization	Currency Translation	Net
Non-current amortizable intangible assets:
Engineering drawings	2.5-10 Years	$6,346	$(5,079)	$189	$1,456
Distribution contracts	27 Years	3,384	(561)	-	2,823
Customer relationships	6-11 Years	7,409	(2,663)	487	5,233
Patents	4 Years	209	(197)	-	12
Non-compete covenant	5 Years	1,420	(1,006)	77	491
Total		$18,768	$(9,506)	$753	$10,015

Indefinite-lived intangible assets:
Trademarks	-	9,150	-	289	9,439

Total		$27,918	$(9,506)	$1,042	$19,454

		As of January 31, 2010
(In thousands)	Estimated Useful Life	Gross Carrying Value	Accumulated Amortization	Currency Translation	Net
Non-current amortizable intangible assets:
Engineering drawings	2.5-10 Years	$6,346	$(4,947)	$189	$1,588
Distribution contracts	27 Years	3,384	(499)	-	2,885
Customer relationships	6-11 Years	7,409	(2,318)	380	5,471
Patents	4 Years	209	(176)	-	33
Non-compete covenant	5 Years	1,420	(871)	78	627
Total		$18,768	$(8,811)	$647	$10,604

Indefinite-lived intangible assets:
Trademarks	-	9,150	-	191	9,341

Total		$27,918	$(8,811)	$838	$19,945

Amortization expense was $0.4 million and $0.8 million during the three and six months ended July 31, 2010, respectively, and $0.7 million and $1.4 million during the three and six months ended August 1, 2009, respectively.

The following table presents goodwill (relating entirely to the equipment segment) as of the dates indicated, as well as changes in the account during the period shown:

Amount
(In thousands)
Carrying amount as of January 31, 2010	$26,671
Currency translation	1,040
Carrying amount as of July 31, 2010	$27,711

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

A summary of activity for accrued warranty costs, recorded in other current liabilities on the consolidated balance sheets, was as follows:

	For the Three Months Ended		For the Six Months Ended
	July 31, 2010	August 1, 2009	July 31, 2010	August 1, 2009
(In thousands)
Accrued warranty costs at beginning of period	$3,961	$5,118	$4,398	$4,990
Payments for warranty obligations	(823)	(2,348)	(1,529)	(3,561)
Warranty accrual	1,621	1,861	1,890	3,202
Accrued warranty costs at end of period	$4,759	$4,631	$4,759	$4,631

Other current liabilities:  Included in other current liabilities are $18.0 million and $15.6 million of accrued job costs as of July 31, 2010 and January 31, 2010, respectively.  No other item comprises more than 5% of total current liabilities as of these dates.

Derivative financial instruments: On occasion, the Company will enter into derivative financial instruments to manage certain exposures to its operations; however, this activity has been relatively insignificant to our financial statements.  During the second quarter of Fiscal 2010, the Company entered into four short-term foreign currency exchange rate contracts to manage our exposure to fluctuations in foreign currency for certain purchase orders that are, and anticipated purchase orders to be, denominated in Euros.  As of July 31, 2010, two of these contracts expired and the Company recognized a $0.2 million loss, which is recognized in other income, net within our consolidated statements of operations.  For the remaining two open positions, with a notional amount of Euro 2.0 million and an expiration date through August 2010 and Euro 5.0 million and an expiration date through December 2010, we obtained a current, third-party valuation using observable inputs (Level 2) and the estimated fair value of these derivative instruments as of July 31, 2010 is an asset of $0.5 million, which is recorded in other current assets in our consolidated balance sheets with the related unrealized gain recorded in other income, net in our consolidated statements of operations. Hedge accounting for these derivative instruments was not pursued.

A short-term foreign currency exchange rate derivative instrument was entered in January 2009 to manage our exposure to fluctuations in foreign currency exchange rates for certain contracts of our Canadian subsidiary that are not denominated in its functional currency.   Hedge accounting for this foreign currency derivative was not pursued.  The derivative was settled in the second quarter of Fiscal 2009 and resulted in a gain of $1.4 million which was recorded in other income, net within our consolidated statements of operations.

Note 7. Equity

We have 100,005,000 common units issued and outstanding, which consist of both Common Units and Common B Units.  Additionally, we have Common A Units, none of which are issued or outstanding.  These three classes of Units have the same economic rights. The voting and transfer rights of the three classes differ in that the Common Units are entitled to one vote per Common Unit and upon transfer shall remain designated as Common Units. The Common A Units are entitled to ten votes per Common A Unit and upon transfer will be designated as Common Units.  The Common B Units are entitled to ten votes per Common B Unit and upon transfer may be designated by the transferor as Common B Units, Common A Units or Common Units.  As of July 31, 2010 and January 31, 2010, the number of Common Units and Common B Units issued and outstanding was 48,255,000 and 51,750,000, respectively.

Stewart & Stevenson LLC is a limited liability company, therefore, U.S. federal and certain state taxes are paid by the holders of our common units.  As a limited liability company, the common unit holders’ liability is limited to the capital invested in the Company.

Stewart & Stevenson LLC and Subsidiaries
Notes to Condensed Consolidated Financial Statements - Continued
(Unaudited)

Share-Based Compensation:  On September 5, 2007, our board of directors adopted the 2007 Incentive Compensation Plan (“Incentive Plan”). The Incentive Plan received the required approval of a majority of our unit holders and became effective on September 27, 2007.  In connection with the adoption and approval of the Incentive Plan, the compensation committee of the board, which has the responsibility to administer the Incentive Plan, made certain grants of restricted shares to our non-executive directors and certain members of our senior executive management. The grants to our five non-executive directors totaled 300,000 restricted shares vesting in five (5) 60,000 share tranches, with each such tranche vesting upon board service for a complete fiscal year. In addition, approximately 54,000 of the restricted shares granted to two former directors were earned as part of their service to the Company with the balance of their grants being forfeited. The executive grants total 60,000 restricted shares vesting in five (5) 12,000 share tranches, with each tranche vesting upon employment for a complete fiscal year.  In addition, approximately 20,000 of the restricted shares granted to a former executive were earned before his resignation from the Company with the balance being forfeited. The executive grants are subject to the achievement of net pre-tax income growth in the relevant fiscal year that exceeds the median net pre-tax income growth of a peer group of companies consisting of Schlumberger, Ltd., National Oilwell Varco, Inc., Weatherford International Ltd. and Cameron International Corp. and are subject to acceleration in the case of an executive’s death or disability. As this performance condition was not met for Fiscal 2009 or Fiscal 2008, those tranches were forfeited.  All grants are subject to (i) the completion of an initial public equity offering and (ii) accelerated vesting upon a change-in-control of the Company. No expense has been recognized for these grants because the contingent condition has not occurred and, as of July 31, 2010, diluted earnings per share excluded the approximately 410,000 contingent unvested restricted shares.

Note 8. Income Taxes

As a limited liability company, income is reported for federal and state income tax purposes (except for the Texas Margins tax and foreign taxes reported at the entity level) by our unit holders. During the three and six months ended July 31, 2010, we recognized tax expense of $0.3 million and $0.6 million, respectively, of Texas Margins tax. During the three and six months ended August 1, 2009, we recognized a tax benefit of 0.1 million and $0.2 million, respectively, of Texas Margins tax. Additionally, for the three and six months ended July 31, 2010, we recognized $0.2 million and $0.4 million, respectively, of tax expense associated with foreign jurisdictions. For the three and six months ended August 1, 2009, we recognized $0.9 million and $0.7 million, respectively, of tax benefit associated with foreign jurisdictions.

Generally, we make quarterly distributions to our unit holders to fund their tax obligations. During the six months ended July 31, 2010 and August 1, 2009, we made tax distributions of $0.3 million and $4.3 million, respectively, to our unit holders.

Note 9. Related Party Transactions

During the fourth quarter of Fiscal 2009, we received a $37.5 million order from an affiliate of the Company’s shareholder.  Revenue recognition from this transaction will be deferred until title to the product passes to a third party and all other revenue recognition criteria have been met.  Cash payments received and amounts invoiced pursuant to this transaction are recorded as a customer deposit in the consolidated balance sheet and amounted to $15.6 million and $9.4 million as of July 31, 2010 and January 31, 2010, respectively.  Included in inventories, net are $18.8 million and $5.8 million in costs related to this transaction, respectively, as of these same dates.  No amounts have been recorded in the consolidated statements of operations for this transaction to date.

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

  The State of Texas began conducting a sales and use tax audit for the fiscal years 2006 through 2008 during Fiscal 2009.  During the second quarter of Fiscal 2009, management completed a preliminary analysis and recorded a charge of $3.4 million to selling and administrative expenses and other current liabilities.  As the audit remains on-going, such loss could be higher or lower and remains subject to finalization of the audit by the State of Texas. We are in discussions with our customers and will attempt to recoup such sales tax where possible and will record such recoveries, if any, upon receipt.

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

Our business continues to be impacted by the significant decline in gas and oil prices that began in the summer of 2008, as well as the difficulties experienced in the U.S. and global economies and related impacts to the credit markets.  While gas and oil prices have remained at relatively stable levels over the past year, they remain below levels in comparison to those preceding the significant decline from Fiscal 2008 that has both tempered and changed our customers’ spending patterns and programs, both in the oil and gas industries and other industries we serve. These factors continue to impact all segments of our business.

Despite these challenges, we have seen an increase in new equipment orders beginning in the fourth quarter of Fiscal 2009 and continuing through the second quarter of Fiscal 2010.  This has resulted in an increase in backlog from $130.2 million as of October 31, 2009 to $298.7 million as of July 31, 2010.  It is difficult to determine whether this increase is a short-term change or the beginning of a longer-term growth and rebuilding of the industry and our business.  We expect to recognize a substantial portion of this equipment order backlog as revenue during the remainder of Fiscal 2010.

Comparison of Results of Operations—Three Months Ended July 31, 2010 and August 1, 2009

Sales - For the three months ended July 31, 2010, our sales were $206.1 million, an increase of $32.9 million, or 19.0%, compared to the same period of Fiscal 2009 sales of $173.2 million.  The increase in sales impacted all segments and is attributable to an overall increase in sales from the oil and gas industry, primarily for our well stimulation equipment.

A breakdown of sales for the periods is as follows:

	For the Three Months Ended		Three Month Change
	July 31, 2010	August 1, 2009	$	%
(In thousands)
Sales
Equipment	$127,690	$101,085	$26,605	26.3%
Aftermarket parts and service	72,894	67,201	5,693	8.5%
Rental	5,548	4,919	629	12.8%
Total sales	$206,132	$173,205	$32,927	19.0%

Operating profit (loss)
Equipment	$11,251	$3,782	$7,469	197.5%
Aftermarket parts and service	7,621	3,034	4,587	151.2%
Rental	697	528	169	32.0%
Corporate	(6,748)	(12,571)	5,823	(46.3)%
Total operating profit	$12,821	$(5,227)	$18,048	(345.3)%

Operating profit percentage
Equipment	8.8%	3.7%
Aftermarket parts and service	10.5	4.5
Rental	12.6	10.7
Consolidated	6.2%	(3.0)%

Sales of equipment increased by 26.3%, or $26.6 million, during the three months ended July 31, 2010 compared to the same period in Fiscal 2009. The increase in sales was primarily attributable to higher sales volumes in well stimulation equipment, engines, transmissions and other which totaled $69.7 million, partially offset by lower sales volumes in power generation,  rigs and material handling which totaled $43.1 million.

Aftermarket parts and service sales increased by $5.7 million to $72.9 million in the three months ended July 31, 2010 compared to $67.2 million in the comparable period of Fiscal 2009.  The increase in aftermarket parts and service sales was primarily attributable to increased parts sales ($5.8 million) partially offset by decreased service sales ($0.1 million).

Rental sales increased by 12.8%, or $0.6 million, in the three months ended July 31, 2010 compared to the same period of Fiscal 2009.

Gross profit – Our gross profit was $37.0 million for the three months ended July 31, 2010 compared to $26.0 million for the same period in Fiscal 2009, reflecting an increase in gross profit margin from 15.0% to 18.0%.  Our gross profit margin increased by 3.0 points due to higher sales volumes and product mix. The equipment segment gross profit margin increased from 14.7% to 17.4%, an increase of 2.7 points. The aftermarket parts and service segment gross profit margin increased from 14.6% to 18.2%, an increase of 3.6 points. The rental segment gross profit margin increased from 25.5% to 27.1%, an increase of 1.6 points.

Selling and administrative expenses – Selling and administrative expenses decreased by $7.0 million to $24.6 million for the three months ended July 31, 2010 primarily as a result of the following items which impacted the second quarter of Fiscal 2009:  an accrual for a probable sales tax liability ($3.4 million), the settlement and defense of a claim ($2.6 million), the closure of a facility ($0.9 million) and employee severance ($0.1 million).  As a percentage of sales, selling and administrative expenses decreased to 11.9% from 18.3% for the three months ended July 31, 2010.

Other income, net – Other income remained flat at $0.4 million for the three months ended July 31, 2010 compared to the three months ended August 1, 2009.

Operating profit (loss) – Our operating profit increased to $12.8 million, or 6.2% of sales, during the three months ended July 31, 2010 from an operating loss of $5.2 million, or 3.0% of sales, in the same period of Fiscal 2009, primarily as the result of higher sales and gross profit margins and lower selling and administrative expenses.

Interest expense, net - Interest expense, net for the three months ended July 31, 2010 decreased by $0.6 million over the same period in Fiscal 2009 mainly as a result of lower borrowings outstanding and interest rates for our revolving credit facility and an increase in interest income.

Segment Results Comparison – Three Months Ended July 31, 2010 and August 1, 2009

Equipment – Operating profit generated by the equipment segment increased to $11.3 million, or 8.8% of sales, for the three months ended July 31, 2010 from $3.8 million, or 3.7% of sales, for the same period in Fiscal 2009 primarily due to higher sales volumes and profit margins. The $7.5 million increase in operating profit was attributable to an increase of $3.9 million in sales volume and an increase in margin rate of $3.6 million.

Our equipment order backlog as of July 31, 2010 was $298.7 million, as compared to $160.8 million on August 1, 2009, an increase of 85.8%.  We expect to recognize a substantial portion of this equipment order backlog as revenue during the remainder of Fiscal 2010.

Backlog of $298.7 million as of July 31, 2010 includes a $37.5 million related party transaction reflecting an order from an affiliate of the Company's shareholder. Revenue recognition from this transaction will be deferred until title to the product passes to a third party and all other revenue recognition criteria have been met. Cash payments received and amounts invoiced pursuant to this transaction are recorded as customer deposits in the consolidated balance sheet and amounted to $15.6 million as of July 31, 2010. Included in inventories, net is $17.7 million in costs related to this transaction and no amounts have been recorded in the consolidated statements of operations for this transaction to date.

Aftermarket Parts and Service – Operating profit generated by the aftermarket parts and service segment increased to $7.6 million in the three months ended July 31, 2010 from $3.0 million in the same period of Fiscal 2009, representing an increase in operating profit percentage from 4.5% to 10.5%.  The increase in operating profit was primarily attributable to increases in sales volume of $0.8 million and margin rate of $3.8 million.

Rental – Operating profit generated by the rental segment increased to $0.7 million in the three months ended July 31, 2010, from $0.5 million in the same period of Fiscal 2009.  Operating profit percentage increased to 12.6% for the three months ended July 31, 2010 from 10.7% for the same period in Fiscal 2009, mainly as a result of higher sales volumes.

Corporate - Corporate and administrative expenses decreased to $6.7 million in the three months ended July 31, 2010 compared to $12.6 million in the same period of 2009 primarily as a result of the following items which impacted the second quarter of 2009:  an accrual for a probable sales tax liability ($3.4 million) and the settlement and defense of a claim ($2.6 million).  As a result of these decreases and  higher sales volumes in the second quarter of Fiscal 2010, corporate and administrative expenses decreased from 7.3% to 3.3% as percentage of sales.

Comparison of Results of Operations—Six Months Ended July 31, 2010 and August 1, 2009

Sales - For the six months ended July 31, 2010 our sales were $368.1 million, an increase of $4.8 million, or 1.3%, compared to the same period of Fiscal 2009 sales of $363.3 million.  An increase in equipment sales was partially offset by decreases in aftermarket and rental sales.  These periods’ sales were impacted, in part, by our first quarter Fiscal 2009 and second quarter Fiscal 2010 sales benefiting from higher backlog levels, while the second quarter Fiscal 2009 and first quarter Fiscal 2010 sales reflected the results of lower backlog levels.

A breakdown of sales for the periods is as follows:

	For the Six Months Ended		Six Month Change
	July 31, 2010	August 1, 2009	$	%
(In thousands)
Sales
Equipment	$217,311	$207,332	$9,979	4.8%
Aftermarket parts and service	140,675	145,616	(4,941)	(3.4)%
Rental	10,082	10,385	(303)	(2.9)%
Total sales	$368,068	$363,333	$4,735	1.3%

Operating profit (loss)
Equipment	$16,298	$10,567	5,731	54.2%
Aftermarket parts and service	10,499	12,153	(1,654)	(13.6)%
Rental	461	1,156	(695)	(60.1)%
Corporate	(13,679)	(20,098)	6,419	(31.9)%
Total operating profit	$13,579	$3,778	$9,801	259.4%

Operating profit percentage
Equipment	7.5%	5.1%
Aftermarket parts and service	7.5	8.3
Rental	4.6	11.1
Consolidated	3.7%	1.0%

Sales of equipment increased by 4.8%, or $10.0 million, during the six months ended July 31, 2010 compared to the same period in Fiscal 2009. The increase in sales was primarily attributable to higher sales volumes in engines, well stimulation equipment, transmissions and other, which totaled $79.6 million and which were partially offset by lower sales volumes in power generation, rigs and material handling, which totaled $69.6 million.

Aftermarket parts and service sales fell by $4.9 million to $140.7 million in the six months ended July 31, 2010 compared to $145.6 million in the comparable period of Fiscal 2009.  The decrease in aftermarket parts and service sales was primarily attributable to decreased parts sales ($0.4 million) and decreased service sales ($4.5 million).

Rental sales fell by 2.9%, or $0.3 million, in the six months ended July 31, 2010 compared to the same period of Fiscal 2009.

Gross profit – Our gross profit was $62.7 million for the six months ended July 31, 2010 compared to $64.9 million for the same period in Fiscal 2009, reflecting a decrease in gross profit margin from 17.8% to 17.0%.  Our gross profit margin decreased by 0.8 points due to product mix and backlog with higher margins realized in the prior period compared to current period margins. The equipment segment gross profit margin decreased from 17.7% to 17.5%, a decrease of 0.2 points. The aftermarket parts and service segment gross profit margin decreased from 17.6% to 16.0%, a decrease of 1.6 points. The rental segment gross profit margin decreased from 24.7% to 20.7%, a decrease of 4.0 points.

Selling and administrative expenses – Selling and administrative expenses decreased by $13.2 million to $49.5 million for the six months ended July 31, 2010 primarily as a result of the following items which impacted the second quarter of Fiscal 2009:  an accrual for a probable sales tax liability ($3.4 million), the settlement and defense of a claim ($3.5 million), the closure of a facility ($0.9 million) and employee severance ($0.1 million). Further decreases in overall selling and administrative expenses have been experienced in the current year, including  lower professional and legal fees. As a result, selling and administrative expenses as a percentage of sales decreased to 13.4% from 17.3% for the six months ended July 31, 2010.

Other income, net – Other income decreased by $1.3 million to $0.3 million for the six months ended July 31, 2010, mainly as the result of lower gains associated with foreign currency derivative instruments in the current period and foreign currency transaction losses associated with our foreign subsidiaries in the current period as compared to foreign currency transaction gains in the prior period.

Operating profit – Our operating profit increased to $13.6 million, or 3.7% of sales, during the six months ended July 31, 2010 from $3.8 million, or 1.0% of sales, in the same period of Fiscal 2009, primarily as the result of higher sales and lower selling and administrative expenses.

Interest expense, net - Interest expense, net for the six months ended July 31, 2010 decreased by $0.8 million over the same period in Fiscal 2009 mainly as a result of lower borrowings outstanding and interest rates for our revolving credit facility, offset by higher interest income in the prior period.

Segment Results Comparison – Six Months Ended July 31, 2010 and August 1, 2009

Equipment – Operating profit generated by the equipment segment increased to $16.3 million, or 7.5% of sales, for the six months ended July 31, 2010 from $10.6 million, or 5.1% of sales, for the same period in Fiscal 2009 primarily due to higher sales volumes. The $5.7 million increase in operating profit was attributable to increases of $1.7 million in sales volume and $4.0 million of margin rate.

Our equipment order backlog as of July 31, 2010 was $298.7 million, as compared to $160.8 million on August 1, 2009, an increase of 85.8%.  We expect to recognize a substantial portion of this equipment order backlog as revenue during the remainder of Fiscal 2010.

Backlog of $298.7 million as of July 31, 2010 includes a $37.5 million related party transaction reflecting an order from an affiliate of the Company's shareholder. Revenue recognition from this transaction will be deferred until title to the product passes to a third party and all other revenue recognition criteria have been met. Cash payments received and amounts invoiced pursuant to this transaction are recorded as customer deposits in the consolidated balance sheet and amounted to $15.6 million as of July 31, 2010. Included in inventories, net is $17.7 million in costs related to this transaction and no amounts have been recorded in the consolidated statements of operations for this transaction to date.

Aftermarket Parts and Service – Operating profit generated by the aftermarket parts and service segment decreased to $10.5 million in the six months ended July 31, 2010 from $12.2 million in the same period of Fiscal 2009, representing a decrease in operating profit percentage from 8.3% to 7.5%.  The decrease in operating profit was primarily attributable to decreases in sales volume of $0.9 million and margin rate of $0.8 million.

Rental – Operating profit generated by the rental segment decreased to $0.5 million in the six months ended July 31, 2010, from $1.2 million in the same period of Fiscal 2009.  Operating profit percentage decreased to 4.6% for the six months ended July 31, 2010 from 11.1% for the same period in Fiscal 2009 mainly as a result of lower sales volumes.

Corporate - Corporate and administrative expenses decreased to $13.7 million in the six months ended July 31, 2010 compared to $20.1 million in the same period of 2009 primarily as a result of the following items which impacted the second quarter of Fiscal 2009:  an accrual for a probable sales tax liability ($3.4 million) and the settlement and defense of a claim ($3.5 million).  Further decreases in overall selling and administrative expenses have been experienced in the current year, including lower professional and legal fees.  As a result of these decreases, and due to higher sales volumes, corporate and administrative expenses decreased from 5.5% to 3.7% as percentage of sales.

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

During the six months ended July 31, 2010, we generated net cash from operating activities of $36.6 million. The cash generated by operating activities consisted of $24.6 million as a result of changes in operating assets and liabilities, depreciation, amortization and other non-cash items of $9.3 million and $2.7 million of net earnings. The change in operating assets and liabilities is the result of decreases in accounts receivable and increases in accounts payable, accrued payrolls and incentives, billings in excess of incurred costs, customer deposits and other, which in aggregate totaled $60.3 million and which were offset by increases in inventory and recoverable costs and accrued profits not yet billed, which in aggregate totaled $35.7 million.

During the six months ended August 1, 2009, we generated net cash from operating activities of $38.6 million. The cash provided by operating activities during the six months ended August 1, 2009 consisted of depreciation and amortization and other non-cash items of $10.1 million and changes in operating assets and liabilities of $34.5 million, partially offset by losses of $6.0 million. Changes in operating assets and liabilities were the result of decreases in accounts receivable, inventories and recoverable costs and accrued profits not yet billed and increases in billings in excess of incurred costs, which in aggregate totaled $90.9 million and which were offset by decreases in accounts payable, accrued payrolls, customer deposits and other which in aggregate totaled $56.4 million.

Net cash used in investing activities was $9.7 million during the six months ended July 31, 2010, primarily for capital expenditures of $1.6 million and $8.1 million related to additions to our rental fleet. Net cash used in investing activities was $2.9 million during the six months ended August 1, 2009. This included $2.4 million of capital expenditures and $0.9 million related to additions to our rental fleet partially offset by $0.4 million for disposals of property, plant and equipment.

Net cash used in financing activities was $16.0 million during the six months ended July 31, 2010. This included $17.8 million in net payments to our revolving credit facility and tax distributions to holders of common units of $0.3 million partially offset by an increase in notes payable of $2.1 million. Net cash used in financing activities was $34.3 million during the six months ended August 1, 2009. This included $30.0 million in net payments to our revolving credit facility, tax distributions to holders of common units of $4.3 million and deferred financing costs of $0.4 million partially offset by an increase in notes payable of $0.4 million.

As of July 31, 2010, our cash and cash equivalent balance was $14.2 million. The level of cash and cash equivalents is impacted by the timing of cash receipts, disbursements and borrowings and payments under our revolving credit facility.

Current Resources

We have an asset-based revolving credit facility in the amount of $250.0 million with a $25.0 million sub-facility to be used by our Canadian subsidiary. The $250.0 million revolving credit facility, which matures in February 2012, is secured by substantially all accounts receivable, inventory and property, plant and equipment and provides for borrowings at LIBOR, plus a margin ranging from 1.25% to 2.00% per annum, based on our leverage ratios, as specified in the credit agreement. Based on the outstanding borrowings, letters of credit issued and the terms of the asset-based revolving credit facility, our available borrowing capacity was approximately $90.5 million at July 31, 2010.

Borrowings under our revolving credit facility and our senior notes were as follows:

	As of
	July 31, 2010	January 31, 2010
(In thousands)
Revolving credit facility	$53,100	$70,870
Unsecured senior notes	150,000	150,000
Total	$203,100	$220,870

The revolving credit facility and the senior notes contain financial and operating covenants with which we must comply during the terms of the agreements.  These covenants include the maintenance of certain financial ratios, restrictions related to the incurrence of certain indebtedness and investments, and prohibition of the creation of certain liens.  We were in compliance with all covenants as of July 31, 2010.  The financial covenant for the revolving credit facility requires that we maintain a fixed charge coverage ratio, as defined in the agreement, of at least 1.1 to 1.0; however, this covenant does not take effect until our available borrowing capacity is $30.0 million or less.  The financial covenant for the senior notes indenture requires that, were we to incur additional indebtedness (subject to various exceptions set forth in the indenture), after giving effect to the incurrence of such additional indebtedness, we have a consolidated coverage ratio, as defined in the indenture, of at least 2.5 to 1.0.

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

Item 3.  Quantitative and Qualitative Disclosures Regarding Market Risk

Foreign Exchange Risk

Our international subsidiaries in Colombia and Venezuela transact most of their business in their respective local currencies, while our Canadian subsidiary conducts its business in both Canadian and U.S. dollars. Revenues generated by our Canadian, Colombian and Venezuelan subsidiaries comprised 4.3%, 3.8% and 0.3%, respectively of our total revenue during the six months ended July 31, 2010. Our results of operations were not significantly impacted by changes in currency exchange rates.

During the second quarter of Fiscal 2010, the Company entered into four short-term foreign currency exchange rate contracts to manage our exposure to fluctuations in foreign currency for certain purchase orders that are, and anticipated purchase orders to be, denominated in Euros.  As of July 31, 2010, two of these contracts expired and the Company recognized a $0.2 million loss, which is recognized in other income, net within our consolidated statements of operations.  For the remaining two open positions, with a notional amount of Euro 2.0 million and an expiration date through August 2010 and Euro 5.0 million and an expiration date through December 2010, we obtained a current, third-party valuation using observable inputs (Level 2) and the estimated fair value of these derivative instruments as of July 31, 2010 is an asset of $0.5 million, which is recorded in other current assets in our consolidated balance sheets with the related unrealized gain recorded in other income, net in our consolidated statements of operations. A short-term foreign currency exchange rate derivative instrument was entered in January 2009 to manage our exposure to fluctuations in foreign currency exchange rates for certain contracts of our Canadian subsidiary that were not denominated in its functional currency.  The derivative was settled in the second quarter of Fiscal 2009 and resulted in a realized gain of $1.4 million.

On January 10, 2010, the Venezuelan Government devalued its currency from 2.15 Bolivars per U.S. dollar to 4.30 Bolivars per U.S. dollar (“the official rate”) and the Venezuelan economy has since been designated as hyperinflationary.  We have historically utilized the official rate for our Venezuelan operations and will continue to monitor future developments as they may relate to the impact from hyperinflationary currency fluctuations.  As such, we used the official rate to translate our Venezuelan subsidiary’s financial statements in prior years.

Beginning February 1, 2010, we utilize the U.S. dollar as the functional currency for our Venezuelan subsidiary and remeasure its financial statements into U.S. dollars at the official rate.  Accordingly, using “hyperinflationary accounting,” we recognize the related losses or gains from such remeasurement of its balance sheet in the consolidated statements of its operations.  During the six months ended July 31, 2010, the official rate for Venezuela did not fluctuate significantly.  As a result, the effect of remeasuring our Venezuelan subsidiary was insignificant.

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

Changes in Internal Control over Financial Reporting

Management, including our CEO, evaluated the changes in our internal control over financial reporting during the quarter ended July 31, 2010. We determined that there were no changes in our internal control over financial reporting during the quarter ended July 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The State of Texas began conducting a sales and use tax audit for the fiscal years 2006 through 2008 during Fiscal 2009.  During the second quarter of Fiscal 2009, management completed a preliminary analysis and recorded a charge of $3.4 million to selling and administrative expenses and other current liabilities.  As the audit remains on-going, such loss could be higher or lower and remains subject to finalization of the audit by the State of Texas. We are in discussions with our customers and will attempt to recoup such sales tax where possible and will record such recoveries, if any, upon receipt.

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

Item 1A.  Risk Factors

For a discussion of potential risks and uncertainties relating to our business and an investment in our senior notes, see the factors described under “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended January 31, 2010, which is accessible on the Securities and Exchange Commission’s website at www.sec.gov.  There have been no material changes to the risk factors disclosed in the Form 10-K.

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

September 14, 2010