Form 10-Q
period 2010-10-30
Stewart & Stevenson LLC
filed 2010-12-14
CIK 1381455

United States Securities and Exchange Commission
Washington, D.C.  20549

FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 30, 2010

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or if such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☑  *      No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or if such shorter period that the registrant was required to submit and post such files).  Yes ☐    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one):
Large accelerated ☐       Accelerated filer ☐            Non-accelerated filer ☑             Smaller reporting company  ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2)Yes ☐  No ☑

There is no market for the registrant’s equity.  As of December 10, 2010, there were 100,005,000 common units outstanding.

* The registrant is currently not required to file reports, including this report, pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 but is voluntarily filing this report with the Securities and Exchange Commission.

 PART I.  Financial Information

Item 1.  Financial Statements

Stewart & Stevenson LLC and Subsidiaries
Condensed Consolidated Balance Sheets

	As of
	October 30, 2010	January 31, 2010
(In thousands, except units)	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$5,583	$3,321
Restricted cash	5,000	3,000
Accounts receivable, net	97,174	81,626
Recoverable costs and accrued profits not yet billed	68,669	38,042
Inventories, net	272,523	248,313
Other current assets	7,248	7,626
Total current assets	456,197	381,928

Property, plant and equipment, net	78,253	79,206
Goodwill and intangibles, net	47,127	46,616
Deferred financing costs and other assets	5,436	6,775
Total assets	$587,013	$514,525

Liabilities and shareholders' equity
Current liabilities:
Bank notes payable	$7,407	$7,122
Current portion of long-term debt	56	65
Accounts payable	64,959	52,994
Accrued payrolls and incentives	10,390	8,714
Billings in excess of incurred costs	13,229	115
Customer deposits	65,586	26,307
Other current liabilities	52,703	41,126
Total current liabilities	214,330	136,443

Long-term debt, net of current portion	200,138	220,926
Other long-term liabilities	1,581	1,534
Total liabilities	416,049	358,903

Commitments and contingencies
Shareholders' equity:
Common units, 100,005,000 units issued and outstanding	74,113	74,113
Accumulated other comprehensive income	4,357	1,383
Retained earnings	92,494	80,126
Total shareholders' equity	170,964	155,622
Total liabilities and shareholders' equity	$587,013	$514,525

See accompanying Notes to Condensed Consolidated Financial Statements

Stewart & Stevenson LLC and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	October 30, 2010	October 31, 2009	October 30, 2010	October 31, 2009
(In thousands, except per unit data)
Sales	$228,502	$167,263	$596,570	$530,596
Cost of sales	185,783	143,591	491,127	442,072
Gross profit	42,719	23,672	105,443	88,524

Selling and administrative expenses	27,744	25,691	77,224	88,367
Other (income) expense, net	(526)	208	(861)	(1,394)
Operating profit (loss)	15,501	(2,227)	29,080	1,551

Interest expense, net	5,079	5,568	14,963	16,293
Earnings (loss) before income taxes	10,422	(7,795)	14,117	(14,742)

Income tax expense (benefit)	495	393	1,496	(516)
Net earnings (loss)	$9,927	$(8,188)	$12,621	$(14,226)

Weighted average units outstanding:
Basic	100,005	100,005	100,005	100,005
Diluted	100,005	100,005	100,005	100,005

Net earnings (loss) per common unit
Basic	$0.10	$(0.08)	$0.13	$(0.14)
Diluted	$0.10	$(0.08)	$0.13	$(0.14)

See accompanying Notes to Condensed Consolidated Financial Statements

Stewart & Stevenson LLC and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended
	October 30, 2010	October 31, 2009
(In thousands)
Operating activities
Net earnings (loss)	$12,621	$(14,226)
Adjustments to reconcile net earnings (loss) to net cash
provided by operating activities:
Amortization of deferred financing costs	1,259	1,509
Other non-cash items	184	249
Depreciation and amortization	12,755	14,257
Change in operating assets and liabilities:
Accounts receivable, net	(8,400)	28,394
Recoverable costs and accrued profits not yet billed	(30,616)	39,853
Inventories, net	(21,493)	17,268
Accounts payable	11,402	(35,766)
Accrued payrolls and incentives	1,694	(3,598)
Billings in excess of incurred costs	13,114	(1,508)
Customer deposits	32,780	(11,994)
Other current assets and liabilities	11,932	5,681
Other, net	(90)	(2,040)
Net cash provided by operating activities	37,142	38,079

Investing activities
Capital expenditures	(1,293)	(2,659)
Additions to rental equipment	(10,246)	(729)
Disposals of property, plant and equipment, net	24	413
Increase in restricted cash	(2,000)	-
Net cash used in investing activities	(13,515)	(2,975)

Financing activities
Change in short-term notes payable	(275)	2,471
Deferred financing costs	-	(375)
Changes in long-term revolving loans	(20,803)	(31,518)
Distributions to shareholders for tax obligations	(253)	(5,568)
Net cash used in financing activities	(21,331)	(34,990)

Effect of exchange rate on cash	(34)	737

Increase in cash and cash equivalents	2,262	851
Cash and cash equivalents, beginning of fiscal period	3,321	2,006
Cash and cash equivalents, end of fiscal period	$5,583	$2,857

Cash paid for:
Interest	$9,981	$11,306
Income taxes	$1,870	$2,769

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

We are a leading designer, manufacturer and marketer of specialized equipment and provide aftermarket parts and service to the oil and gas and other industries. Our diversified product lines include equipment for well stimulation, well servicing and workover rigs, drilling rigs, coiled tubing, cementing, nitrogen pumping, power generation and electrical systems as well as engines, transmissions and material handling equipment. We have a substantial installed base of equipment, which provides us with significant opportunities for recurring, higher-margin aftermarket parts and service revenues, and also provide rental equipment to our customers.

Note 2. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with Rule 10-01 of Regulation S-X for interim financial statements and do not include all information and footnotes required by United States (“U.S.”) generally accepted accounting principles (“GAAP”) for complete financial statements.  However, the information furnished herein reflects all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented.  The results of operations for the three and nine months ended October 30, 2010 are not necessarily indicative of the results that will be realized for the fiscal year ending January 31, 2011. These condensed consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K and the notes thereto for the year ended January 31, 2010.

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

Fiscal Year: Our fiscal year begins on February 1 of the year stated and ends on January 31 of the following year.  For example, our “Fiscal 2010” commenced on February 1, 2010 and will end on January 31, 2011.  We report results on the fiscal quarter method with each quarter comprising approximately 13 weeks. The third quarter of Fiscal 2010 commenced on August 1, 2010 and ended on October 30, 2010.

Consolidation:  The consolidated financial statements include the accounts of Stewart & Stevenson LLC and all enterprises in which we have a controlling interest.  All intercompany accounts and transactions have been eliminated. We do not have any variable-interest entities.

Note 3. Comprehensive Income

Total comprehensive income was as follows:

	For the Three Months Ended		For the Nine Months Ended
	October 30, 2010	October 31, 2009	October 30, 2010	October 31, 2009
(In thousands)
Net earnings (loss)	$9,927	$(8,188)	$12,621	$(14,226)
Currency translation gian (loss)	562	(2)	2,974	7,612
Comprehensive income (loss)	$10,489	$(8,190)	$15,595	$(6,614)

Stewart & Stevenson LLC and Subsidiaries
Notes to Condensed Consolidated Financial Statements – Continued
(Unaudited)

Translation adjustments resulting from changes in exchange rates are reported in other comprehensive income.  As of October 30, 2010, and October 31, 2009, the entire accumulated other comprehensive income (loss) balance consisted of currency translation adjustments. Foreign currency transaction exchange gains (losses) are recorded in other (income) expense, net in the consolidated statements of operations. We recorded exchange gains of $29.9 thousand and losses of $44.2 thousand during the three and nine months ended October 30, 2010, respectively, and exchange losses of $0.3 million and $0.2 million during the three and nine months ended October 31, 2009, respectively.

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

Beginning February 1, 2010, we utilize the U.S. dollar as the functional currency for our Venezuelan subsidiary and remeasure its financial statements into U.S. dollars at the official rate.  Accordingly, using “hyperinflationary accounting,” we recognize the related losses or gains from such remeasurement of its balance sheet in the consolidated statements of its operations.  During the three and nine months ended October 30, 2010, the official rate for Venezuela did not fluctuate significantly.  As a result, the effect of remeasuring our Venezuelan subsidiary was insignificant.

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
Notes to Condensed Consolidated Financial Statements – Continued
(Unaudited)

Certain general and administrative costs which are incurred to support all operating segments are allocated to the segment operating results presented. Operating results by segment are as follows:

	For the Three Months Ended			For the Nine Months Ended
	October 30, 2010	October 31, 2009		October 30, 2010	October 31, 2009
(In thousands)
Sales
Equipment	$140,251	$96,551		$357,562	$303,883
Aftermarket parts and service	81,063	65,873		221,738	211,489
Rental	7,188	4,839		17,270	15,224
Total sales	$228,502	$167,263		$596,570	$530,596

Operating profit (loss)
Equipment	$17,448	$3,725		$33,747	$14,291
Aftermarket parts and service	6,304	2,198		16,803	14,351
Rental	1,354	417		1,814	1,573
Corporate	(9,605)	(8,567)		(23,284)	(28,664)
Total operating profit	$15,501	$(2,227)		$29,080	$1,551

Operating profit percentage
Equipment	12.4%	3.9%		9.4%	4.7%
Aftermarket parts and service	7.8	3.3		7.6	6.8
Rental	18.8	8.6		10.5	10.3
Consolidated	6.8%	(1.3	) %	4.9%	0.3%

Note 5. Long-Term Debt

	As of
	October 30, 2010	January 31, 2010
(In thousands)
Other debt	$7,463	$7,243
Revolving credit facility	50,138	70,870
Unsecured senior notes	150,000	150,000
Total	$207,601	$228,113
Less: current portion of other debt	(7,463)	(7,187)
Long-term debt, net of current portion	$200,138	$220,926

Other debt: Other debt includes certain secured loans within our South American operations, a floor plan financing agreement and other equipment loans.  The restricted cash on our balance sheet relates to collateral securing certain of this debt.

Stewart & Stevenson LLC and Subsidiaries
Notes to Condensed Consolidated Financial Statements - Continued
(Unaudited)

Revolving Credit Facility: The revolving credit facility is a $250.0 million asset-based facility, which matures in February 2012, and is secured by substantially all accounts receivable, inventory and property, plant and equipment and provides for borrowings at LIBOR plus a margin ranging from 1.25% to 2.00% per annum, based on our leverage ratios, as specified in the credit agreement.  The revolving credit facility has a $25.0 million sub-facility to be used by our Canadian subsidiary.  As of October 30, 2010, borrowings under the facility bear interest at a weighted average interest rate of LIBOR plus 1.5%, or 2.27%.  A commitment fee of 0.30% to 0.375% per annum is payable on all unused portions of the revolving credit facility based on our leverage ratios.  Interest payments are due monthly, or as LIBOR contracts expire.  The revolving credit facility also has a $30.0 million sub-facility which may be used for letters of credit. The credit agreement limits available borrowings to certain percentages of our assets. As of October 30, 2010, there were $21.5 million of letters of credit outstanding.  Based on the outstanding borrowings, letters of credit issued and the terms of the asset-based revolving credit facility, our available borrowing capacity was approximately $106.4 million at October 30, 2010.

Unsecured Senior Notes: The $150.0 million of unsecured senior notes bear interest at 10% per annum and mature in July 2014.

The revolving credit facility and the senior notes contain financial and operating covenants with which we must comply during the terms of the agreements.  These covenants include the maintenance of certain financial ratios, restrictions related to the incurrence of certain indebtedness and investments, and prohibition of the creation of certain liens. We were in compliance with all covenants as of October 30, 2010. The financial covenant for the revolving credit facility requires that we maintain a fixed charge coverage ratio, as defined in the agreement, of at least 1.1 to 1.0; however, this covenant does not take effect until our available borrowing capacity is $30.0 million or less.  The financial covenant for the senior notes indenture requires that, were we to incur additional indebtedness (subject to various exceptions set forth in the indenture), after giving effect to the incurrence of such additional indebtedness, we have a consolidated coverage ratio, as defined in the indenture, of at least 2.5 to 1.0.

We incurred and capitalized legal and financing costs associated with establishing the revolving credit facility and the issuance of the unsecured senior notes.  These deferred financing costs are being amortized over the terms of the credit facility and senior notes of five years and eight years, respectively, as a component of interest expense, net in the consolidated statements of operations.  As of October 30, 2010, $4.3 million of unamortized deferred financing costs were included in the balance sheet.

The estimated fair value of our senior notes is based on unadjusted quoted market prices from an active market (Level 1 inputs). At October 30, 2010, our senior notes with a carrying value of $150.0 million had a fair value of $151.5 million.

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

Stewart & Stevenson LLC and Subsidiaries
Notes to Condensed Consolidated Financial Statements – Continued
(Unaudited)

Condensed Consolidating Balance Sheets

	As of October 30, 2010
	(Unaudited)
	Guarantor Entities	Non-Guarantor Entities	Eliminations	Consolidated Totals
(In thousands)
Current assets	$404,404	$51,793	$-	$456,197
Property, plant and equipment	74,969	3,284	-	78,253
Other assets	32,512	34,384	(14,333)	52,563
Total assets	$511,885	$89,461	$(14,333)	$587,013

Current liabilities	$187,439	$26,891	$-	$214,330
Intercompany payables (receivables)	(46,793)	46,793	-	-
Long-term liabilities	200,275	1,444	-	201,719
Shareholders' equity	170,964	14,333	(14,333)	170,964
Total liabilities and shareholders' equity	$511,885	$89,461	$(14,333)	$587,013

	As of January 31, 2010
	Guarantor Entities	Non-Guarantor Entities	Eliminations	Consolidated Totals

Current assets	$333,191	$48,737	$-	$381,928
Property, plant and equipment	75,072	4,134	-	79,206
Other assets	35,150	33,376	(15,135)	53,391
Total assets	$443,413	$86,247	$(15,135)	$514,525

Current liabilities	$113,997	$22,446	$-	$136,443
Intercompany payables (receivables)	(47,474)	47,474	-	-
Long-term liabilities	221,268	1,192	-	222,460
Shareholders' equity	155,622	15,135	(15,135)	155,622
Total liabilities and shareholders' equity	$443,413	$86,247	$(15,135)	$514,525

Stewart & Stevenson LLC and Subsidiaries
Notes to Condensed Consolidated Financial Statements – Continued
(Unaudited)

Condensed Consolidating Statements of Operations
(Unaudited)

	For the Three Months Ended October 30, 2010
	Guarantor Entities	Non-Guarantor Entities	Eliminations	Consolidated Totals
(In thousands)
Sales	$204,936	$23,566	$-	$228,502
Cost of sales	166,224	19,559	-	185,783
Gross profit	38,712	4,007	-	42,719

Selling and administrative expenses	24,510	3,234	-	27,744
Equity in loss of subsidiaries	152	-	(152)	-
Other (income) expense, net	(599)	73	-	(526)
Operating profit	14,649	700	152	15,501

Interest expense, net	4,339	740	-	5,079
Earnings (loss) before income taxes	10,310	(40)	152	10,422

Income tax expense	383	112	-	495
Net earnings (loss)	$9,927	$(152)	$152	$9,927

	For the Three Months Ended October 31, 2009
	Guarantor Entities	Non-Guarantor Entities	Eliminations	Consolidated Totals

Sales	$150,681	$16,582	$-	$167,263
Cost of sales	126,074	17,517	-	143,591
Gross profit (loss)	24,607	(935)	-	23,672

Selling and administrative expenses	21,494	4,197	-	25,691
Equity in loss of subsidiaries	4,394	-	(4,394)	-
Other expense, net	32	176	-	208
Operating loss	(1,313)	(5,308)	4,394	(2,227)

Interest expense, net	4,801	767	-	5,568
Loss before income taxes	(6,114)	(6,075)	4,394	(7,795)

Income tax expense (benefit)	2,074	(1,681)	-	393
Net loss	$(8,188)	$(4,394)	$4,394	$(8,188)

Stewart & Stevenson LLC and Subsidiaries
Notes to Condensed Consolidated Financial Statements - Continued
(Unaudited)

Condensed Consolidating Statements of Operations
(Unaudited)

	For the Nine Months Ended October 30, 2010
	Guarantor Entities	Non-Guarantor Entities	Eliminations	Consolidated Totals
(In thousands)
Sales	$535,655	$60,915	$-	$596,570
Cost of sales	439,016	52,111	-	491,127
Gross profit	96,639	8,804	-	105,443

Selling and administrative expenses	67,722	9,502	-	77,224
Equity in loss of subsidiaries	3,775	-	(3,775)	-
Other (income) expense, net	(1,230)	369	-	(861)
Operating profit (loss)	26,372	(1,067)	3,775	29,080

Interest expense, net	12,772	2,191	-	14,963
Earnings (loss) before income taxes	13,600	(3,258)	3,775	14,117

Income tax expense	979	517	-	1,496
Net earnings (loss)	$12,621	$(3,775)	$3,775	$12,621

	For the Nine Months Ended October 31, 2009
	Guarantor Entities	Non-Guarantor Entities	Eliminations	Consolidated Totals
Sales	$470,276	$60,320	$-	$530,596
Cost of sales	386,766	55,306	-	442,072
Gross profit	83,510	5,014	-	88,524

Selling and administrative expenses	76,841	11,526	-	88,367
Equity in loss of subsidiaries	7,641	-	(7,641)	-
Other (income) expense, net	(2,770)	1,376	-	(1,394)
Operating profit (loss)	1,798	(7,888)	7,641	1,551

Interest expense, net	14,165	2,128	-	16,293
Loss before income taxes	(12,367)	(10,016)	7,641	(14,742)

Income tax expense (benefit)	1,859	(2,375)	-	(516)
Net loss	$(14,226)	$(7,641)	$7,641	$(14,226)

Stewart & Stevenson LLC and Subsidiaries
Notes to Condensed Consolidated Financial Statements - Continued
(Unaudited)

Condensed Consolidating Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended October 30, 2010
	Guarantor Entities	Non-Guarantor Entities	Eliminations	Consolidated Totals
(In thousands)
Net cash provided by (used in):
Operating activities
Net income (loss)	$12,621	$(3,775)	$3,775	$12,621
Equity in loss of subsidiaries	3,775	-	(3,775)	-
Other adjustments	18,878	5,643	-	24,521
Operating activities	35,274	1,868	-	37,142
Investing activities	(13,186)	(329)	-	(13,515)
Financing activities	(20,980)	(351)	-	(21,331)
Effect of exchange rate on cash	-	(34)	-	(34)
Net increase in cash	1,108	1,154	-	2,262
Cash at the beginning of the period	248	3,073	-	3,321
Cash at the end of the period	$1,356	$4,227	$-	$5,583

	For the Nine Months Ended October 31, 2009
	Guarantor Entities	Non-Guarantor Entities	Eliminations	Consolidated Totals
Net cash provided by (used in):
Operating activities
Net loss	$(14,226)	$(7,641)	$7,641	$(14,226)
Equity in loss of subsidiaries	7,641	-	(7,641)	-
Other adjustments	30,068	22,237	-	52,305
Operating activities	23,483	14,596	-	38,079
Investing activities	412	(3,387)	-	(2,975)
Financing activities	(23,701)	(11,289)	-	(34,990)
Effect of exchange rate on cash	-	737	-	737
Net increase in cash	194	657	-	851
Cash at the beginning of the period	26	1,980	-	2,006
Cash at the end of the period	$220	$2,637	$-	$2,857

Note 6. Significant Balance Sheet Accounts

Allowance for Doubtful Accounts:  Activity in the allowance for doubtful accounts was as follows:

	For the Three Months Ended		For the Nine Months Ended
	October 30, 2010	October 31, 2009	October 30, 2010	October 31, 2009
(In thousands)
Allowance for doubtful accounts at beginning of period	$4,161	$4,512	$4,919	$3,599
(Reductions) additions to reserves	(300)	1,088	(632)	2,354
Writeoffs against allowance for doubtful accounts	(965)	(291)	(1,454)	(729)
Collections of previously written off items	82	45	145	130
Allowance for doubtful accounts at end of period	$2,978	$5,354	$2,978	$5,354

Stewart & Stevenson LLC and Subsidiaries
Notes to Condensed Consolidated Financial Statements – Continued
(Unaudited)

    Inventories, net:  Summarized below are the components of inventories:

	As of
	October 30, 2010	January 31, 2010
(In thousands)
Inventory purchased under distributor agreements	$98,083	$104,542
Raw materials and spare parts	93,951	93,017
Work in process	79,184	34,481
Finished goods	1,305	16,273
Total inventories, net	$272,523	$248,313

Raw materials and spare parts include OEM equipment and components used in the equipment segment.  Finished goods include manufactured equipment that is essentially complete. The inventory balances above are net of inventory valuation allowances totaling $21.9 million and $20.4 million as of October 30, 2010 and January 31, 2010, respectively.

Property, Plant and Equipment, net:  Components of property, plant and equipment, net, were as follows:

	As of
	October 30, 2010	January 31, 2010
(In thousands)
Machinery and equipment	$28,930	$27,892
Buildings and leasehold improvements	27,712	27,299
Rental equipment	67,514	60,655
Computer hardware and software	4,657	4,459
Accumulated depreciation	(58,667)	(48,546)
Net depreciable assets	$70,146	$71,759
Construction in progress	1,046	384
Land	7,061	7,063
Property, plant and equipment, net	$78,253	$79,206

Depreciation expense was $4.0 million and $11.6 million during the three and nine months ended October 30, 2010, respectively, and $4.1 million and $12.0 million during the three and nine months ended October 31, 2009, respectively.

Stewart & Stevenson LLC and Subsidiaries
Notes to Condensed Consolidated Financial Statements – Continued
(Unaudited)

    Intangible Assets and Goodwill: Amounts allocated to intangible assets are amortized on a straight-line basis over their estimated useful lives.  Intangible asset values include the following:

		As of October 30, 2010
(In thousands)	Estimated Useful Life	Gross Carrying Value	Accumulated Amortization	Currency Translation	Net
Non-current amortizable intangible assets:
Engineering drawings	2.5-10 Years	$6,346	$(5,145)	$189	$1,390
Distribution contracts	27 Years	3,384	(593)	-	2,791
Customer relationships	6-11 Years	7,409	(2,858)	524	5,075
Patents	4 Years	209	(208)	-	1
Non-compete covenant	5 Years	1,420	(1,084)	80	416
Total		$18,768	$(9,888)	$793	$9,673

Indefinite-lived intangible assets:
Trademarks	-	9,150	-	316	9,466

Total		$27,918	$(9,888)	$1,109	$19,139

		As of January 31, 2010
(In thousands)	Estimated Useful Life	Gross Carrying Value	Accumulated Amortization	Currency Translation	Net
Non-current amortizable intangible assets:
Engineering drawings	2.5-10 Years	$6,346	$(4,947)	$189	$1,588
Distribution contracts	27 Years	3,384	(499)	-	2,885
Customer relationships	6-11 Years	7,409	(2,318)	380	5,471
Patents	4 Years	209	(176)	-	33
Non-compete covenant	5 Years	1,420	(871)	78	627
Total		$18,768	$(8,811)	$647	$10,604

Indefinite-lived intangible assets:
Trademarks	-	9,150	-	191	9,341

Total		$27,918	$(8,811)	$838	$19,945

Amortization expense was $0.3 million and $1.1 million during the three and nine months ended October 30, 2010, respectively, and $0.8 million and $2.2 million during the three and nine months ended October 31, 2009, respectively.

The following table presents goodwill (relating entirely to the equipment segment) as of the dates indicated, as well as changes in the account during the period shown:

Amount
(In thousands)
Carrying amount as of January 31, 2010	$26,671
Currency translation	1,317
Carrying amount as of October 30, 2010	$27,988

Stewart & Stevenson LLC and Subsidiaries
Notes to Condensed Consolidated Financial Statements – Continued
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

A summary of activity for accrued warranty costs, recorded in other current liabilities on the consolidated balance sheets, was as follows:

	For the Three Months Ended		For the Nine Months Ended
	October 30, 2010	October 31, 2009	October 30, 2010	October 31, 2009
(In thousands)
Accrued warranty costs at beginning of period	$4,759	$4,631	$4,398	$4,990
Payments for warranty obligations	(1,214)	(1,220)	(2,743)	(4,781)
Warranty accrual	2,700	615	4,590	3,817
Accrued warranty costs at end of period	$6,245	$4,026	$6,245	$4,026

Other current liabilities:  Included in other current liabilities are $16.3 million and $15.6 million of accrued job costs as of October 30, 2010 and January 31, 2010, respectively.  No other item comprises more than 5% of total current liabilities as of these dates.

Derivative financial instruments: On occasion, the Company will enter into derivative financial instruments to manage certain exposures to its operations; however, this activity has been relatively insignificant to our financial statements.  During the second quarter of Fiscal 2010, the Company entered into four short-term foreign currency exchange rate contracts to manage our exposure to fluctuations in foreign currency for certain purchase orders that were denominated in Euros.  Through October 30, 2010, all of these contracts were closed and the Company has recognized a $0.8 million realized gain, which was recorded in other (income) expense, net within our consolidated statements of operations.  Hedge accounting for these derivative instruments was not pursued.

A short-term foreign currency exchange rate derivative instrument was entered in January 2009 to manage our exposure to fluctuations in foreign currency exchange rates for certain contracts of our Canadian subsidiary that were not denominated in its functional currency.   Hedge accounting for this foreign currency derivative was not pursued.  The derivative was settled in the second quarter of Fiscal 2009 and resulted in a gain of $1.4 million, which was recorded in other (income) expense, net within our consolidated statements of operations.

Note 7. Equity

    We have 100,005,000 common units issued and outstanding, which consist of both Common Units and Common B Units.  Additionally, we have authorized Common A Units, none of which are issued or outstanding.  These three classes of Units have the same economic rights. The voting and transfer rights of the three classes differ in that the Common Units are entitled to one vote per Common Unit and upon transfer shall remain designated as Common Units. The Common A Units are entitled to ten votes per Common A Unit and upon transfer will be designated as Common Units.  The Common B Units are entitled to ten votes per Common B Unit and upon transfer may be designated by the transferor as Common B Units, Common A Units or Common Units.  As of October 30, 2010 and January 31, 2010, the number of Common Units and Common B Units issued and outstanding was 48,255,000 and 51,750,000, respectively.

    Stewart & Stevenson LLC is a limited liability company, therefore, U.S. federal and certain state taxes are paid by the holders of our common units.  As a limited liability company, the common unit holders’ liability is limited to the capital invested in the Company.

Stewart & Stevenson LLC and Subsidiaries
Notes to Condensed Consolidated Financial Statements - Continued
(Unaudited)

    Share-Based Compensation:  On September 5, 2007, our board of directors adopted the 2007 Incentive Compensation Plan (“Incentive Plan”). The Incentive Plan received the required approval of a majority of our unit holders and became effective on September 27, 2007.  In connection with the adoption and approval of the Incentive Plan, the compensation committee of the board, which has the responsibility to administer the Incentive Plan, made certain grants of restricted shares to our non-executive directors and certain members of our senior executive management. The grants to our five non-executive directors totaled 300,000 restricted shares vesting in five (5) 60,000 share tranches, with each such tranche vesting upon board service for a complete fiscal year. In addition, approximately 54,000 of the restricted shares granted to two former directors were earned as part of their service to the Company with the balance of their grants being forfeited. The executive grants total 60,000 restricted shares vesting in five (5) 12,000 share tranches, with each tranche vesting upon employment for a complete fiscal year.  In addition, approximately 20,000 of the restricted shares granted to a former executive were earned before his resignation from the Company with the balance being forfeited. The executive grants are subject to the achievement of net pre-tax income growth in the relevant fiscal year that exceeds the median net pre-tax income growth of a peer group of companies consisting of Schlumberger, Ltd., National Oilwell Varco, Inc., Weatherford International Ltd. and Cameron International Corp. and are subject to acceleration in the case of an executive’s death or disability. As this performance condition was not met for Fiscal 2009 or Fiscal 2008, those tranches were forfeited.  All grants are subject to (i) the completion of an initial public equity offering and (ii) accelerated vesting upon a change-in-control of the Company. No expense has been recognized for these grants because the contingent condition has not occurred and, as of October 30, 2010, diluted earnings per share excluded the approximately 410,000 contingent unvested restricted shares.

Note 8. Income Taxes

As a limited liability company, income is reported for federal and state income tax purposes (except for the Texas Margins tax and foreign taxes reported at the entity level) by our unit holders. During the three and nine months ended October 30, 2010, we recognized tax expense of $0.4 million and $1.0 million, respectively, of Texas Margins tax. During the three and nine months ended October 31, 2009, we recognized tax expense of $2.0 million and $1.8 million, respectively, of Texas Margins tax. Additionally, for the three and nine months ended October 30, 2010, we recognized $0.1 million and $0.5 million, respectively, of tax expense associated with foreign jurisdictions. For the three and nine months ended October 31, 2009, we recognized $1.6 million and $2.3 million, respectively, of tax benefit associated with foreign jurisdictions.

Generally, we make quarterly distributions to our unit holders to fund their tax obligations. During the nine months ended October 30, 2010 and October 31, 2009, we made tax distributions of $0.3 million and $5.6 million, respectively, to our unit holders.

Note 9. Related Party Transactions

During the fourth quarter of Fiscal 2009, we received a $37.5 million order from an affiliate of the Company’s shareholder.  Revenue recognition from this transaction will be deferred until title to the product passes to a third party and all other revenue recognition criteria have been met.  Cash payments received and amounts invoiced pursuant to this transaction are recorded as a customer deposit in the consolidated balance sheet and amounted to $25.0 million and $9.4 million as of October 30, 2010 and January 31, 2010, respectively.  Included in inventories, net are $27.2 million and $5.8 million of costs related to this transaction, respectively, as of these same dates.  No amounts have been recorded in the consolidated statements of operations for this transaction to date.

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

Overview and Outlook

We are a leading designer, manufacturer and marketer of specialized equipment and provide aftermarket parts and service to the oil and gas and other industries. Our diversified product lines include equipment for well stimulation, well servicing and workover rigs, drilling rigs, coiled tubing, cementing, nitrogen pumping, power generation and electrical systems as well as engines, transmissions and material handling equipment. We have a substantial installed base of equipment, which provides us with significant opportunities for recurring, higher-margin aftermarket parts and service revenues, and also provide rental equipment to our customers.

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

We have seen a trend of increasing new equipment orders beginning in the fourth quarter of Fiscal 2009 and continuing through the third quarter of Fiscal 2010 and beyond.  This has resulted in an increase in backlog from $130.2 million as of October 31, 2009 to $339.7 million as of October 30, 2010.  The increase in backlog is primarily attributable to well stimulation equipment; however, unlike in prior years, rigs and power generation equipment remain at significantly lower levels.  These product lines did not achieve their high points in backlog at the same period ends and the overall levels currently being ordered remain less than in fiscal years preceding Fiscal 2009.  The impacts of the current new equipment order and backlog growth trends began to benefit the results of our operations through positive earnings during the second quarter and continuing through the third quarter.  While our projections remain positive for the remainder of Fiscal 2010, given the current global and domestic environments and related economic uncertainties, it is difficult to determine whether this short-term growth will continue and result in the longer-term growth and rebuilding of our business to the levels previously experienced.

Comparison of Results of Operations—Three Months Ended October 30, 2010 and October 31, 2009

Sales - For the three months ended October 30, 2010, our sales were $228.5 million, an increase of $61.2 million, or 36.6%, compared to the same period of Fiscal 2009 sales of $167.3 million.  The increase in sales impacted all segments and was attributable to an overall increase in sales from the oil and gas industry, primarily for our well stimulation equipment.

A breakdown of sales for the periods is as follows:

	For the Three Months Ended		Three Month Change
	October 30, 2010	October 31, 2009	$	%
(In thousands)
Sales
Equipment	$140,251	$96,551	$43,700	45.3%
Aftermarket parts and service	81,063	65,873	15,190	23.1%
Rental	7,188	4,839	2,349	48.5%
Total sales	$228,502	$167,263	$61,239	36.6%

Operating profit (loss)
Equipment	$17,448	$3,725	$13,723	368.4%
Aftermarket parts and service	6,304	2,198	4,106	186.8%
Rental	1,354	417	937	224.7%
Corporate	(9,605)	(8,567)	(1,038)	-12.1%
Total operating profit	$15,501	$(2,227)	$17,728	796.0%

Operating profit percentage
Equipment	12.4%	3.9%
Aftermarket parts and service	7.8	3.3
Rental	18.8	8.6
Consolidated	6.8%	(1.3)%

Sales of equipment increased by 45.3%, or $43.7 million, during the three months ended October 30, 2010 compared to the same period in Fiscal 2009. The increase in sales was primarily attributable to higher sales volumes in well stimulation equipment, rigs, transmissions, material handling and other which totaled $83.7 million, partially offset by lower sales volumes in power generation, engines, and other which totaled $40.0 million.

Aftermarket parts and service sales increased by $15.2 million to $81.1 million in the three months ended October 30, 2010 compared to $65.9 million in the comparable period of Fiscal 2009.  The increase in aftermarket parts and service sales was attributable to increased parts sales ($10.8 million) and service sales ($4.4 million).

Rental sales increased by 48.5%, or $2.3 million, in the three months ended October 30, 2010 compared to the same period of Fiscal 2009.

Gross profit – Our gross profit was $42.7 million for the three months ended October 30, 2010 compared to $23.7 million for the same period in Fiscal 2009, reflecting an increase in gross profit margin from 14.2% to 18.7%.  Our gross profit margin increased by 4.5 points due to higher sales volumes and product mix. The equipment segment gross profit margin increased from 14.3% to 20.2%, an increase of 5.9 points. The aftermarket parts and service segment gross profit margin increased from 13.1% to 15.0%, an increase of 1.9 points. The rental segment gross profit margin increased from 24.7% to 31.2%, an increase of 6.5 points.

Selling and administrative expenses – Selling and administrative expenses increased by $2.0 million to $27.7 million for the three months ended October 30, 2010 primarily as a result of increases in compensation. As a percentage of sales, selling and administrative expenses decreased to 12.1% from 15.4% for the three months ended October 30, 2010.

Other (income) expense, net – Other income increased by $0.7 million to income of $0.5 million for the three months ended October 30, 2010 compared to other expense of $0.2 million for the three months ended October 31, 2009 primarily as the result of realized gains related to our short-term derivatives which were closed in the three months ended October 30, 2010.

Operating profit (loss) – Our operating profit increased to $15.5 million, or 6.8% of sales, during the three months ended October 30, 2010 from an operating loss of $2.2 million, or 1.3% of sales, in the same period of Fiscal 2009, primarily as the result of higher sales and gross profit margins.

Interest expense, net - Interest expense, net for the three months ended October 30, 2010 decreased by $0.5 million over the same period in Fiscal 2009 mainly as a result of lower borrowings outstanding on and interest rates for our revolving credit facility.

Segment Results Comparison – Three Months Ended October 30, 2010 and October 31, 2009

Equipment – Operating profit generated by the equipment segment increased to $17.4 million, or 12.4% of sales, for the three months ended October 30, 2010 from $3.7 million, or 3.9% of sales, for the same period in Fiscal 2009 primarily due to higher sales volumes and profit margins. The $13.7 million increase in operating profit was attributable to an increase of $6.3 million in sales volume and an increase in margin rate of $7.4 million.

Our equipment order backlog as of October 30, 2010 was $339.7 million, as compared to $130.2 million on October 31, 2009, an increase of 160.9%.  We expect to recognize over 50% of this equipment order backlog as revenue during the remainder of Fiscal 2010.

Backlog of $339.7 million as of October 30, 2010 includes a $37.5 million related party transaction reflecting an order from an affiliate of the Company's shareholder. Revenue recognition from this transaction will be deferred until title to the product passes to a third party and all other revenue recognition criteria have been met. Cash payments received and amounts invoiced pursuant to this transaction are recorded as customer deposits in the consolidated balance sheet and amounted to $25.0 million as of October 30, 2010. Included in inventories, net is $27.2 million of costs related to this transaction and no amounts have been recorded in the consolidated statements of operations for this transaction to date.

Aftermarket Parts and Service – Operating profit generated by the aftermarket parts and service segment increased to $6.3 million in the three months ended October 30, 2010 from $2.2 million in the same period of Fiscal 2009, representing an increase in operating profit percentage from 3.3% to 7.8%.  The increase in operating profit was primarily attributable to increases in sales volume of $2.0 million and margin rate of $2.1 million.

Rental – Operating profit generated by the rental segment increased to $1.4 million in the three months ended October 30, 2010, from $0.4 million in the same period of Fiscal 2009.  Operating profit percentage increased to 18.8% for the three months ended October 30, 2010 from 8.6% for the same period in Fiscal 2009, mainly as a result of higher sales volumes.

Corporate - Corporate and administrative expenses increased to $9.6 million in the three months ended October 30, 2010 compared to $8.6 million in the same period of 2009 primarily as a result increases in compensation.  As a result of higher sales volumes in the third quarter of Fiscal 2010, corporate and administrative expenses decreased from 5.1% to 4.2% as a percentage of sales.

Comparison of Results of Operations—Nine Months Ended October 30, 2010 and October 31, 2009

Sales - For the nine months ended October 30, 2010, our sales were $596.6 million, an increase of $66.0 million, or 12.4%, compared to the same period of Fiscal 2009 sales of $530.6 million.  The increase in sales impacted all segments and was attributable primarily to an overall increase in sales from the oil and gas industry for our well stimulation equipment.

A breakdown of sales for the periods is as follows:

	For the Nine Months Ended		Nine Month Change
	October 30, 2010	October 31, 2009	$	%
(In thousands)
Sales
Equipment	$357,562	$303,883	$53,679	17.7%
Aftermarket parts and service	221,738	211,489	10,249	4.8%
Rental	17,270	15,224	2,046	13.4%
Total sales	$596,570	$530,596	$65,974	12.4%

Operating profit (loss)
Equipment	$33,747	$14,291	19,456	136.1%
Aftermarket parts and service	16,803	14,351	2,452	17.1%
Rental	1,814	1,573	241	15.3%
Corporate	(23,284)	(28,664)	5,380	18.8%
Total operating profit	$29,080	$1,551	$27,529	1774.9%

Operating profit percentage
Equipment	9.4%	4.7%
Aftermarket parts and service	7.6	6.8
Rental	10.5	10.3
Consolidated	4.9%	0.3%

    Sales of equipment increased by 17.7%, or $53.7 million, during the nine months ended October 30, 2010 compared to the same period in Fiscal 2009. The increase in sales was primarily attributable to higher sales volumes in well stimulation equipment, transmissions, material handling and other, which totaled $155.6 million and which were partially offset by lower sales volumes in power generation, rigs, engines and other, which totaled $101.9 million.

Aftermarket parts and service sales increased by $10.2 million to $221.7 million in the nine months ended October 30, 2010 compared to $211.5 million in the comparable period of Fiscal 2009.  The increase in aftermarket parts and service sales was attributable to increased parts sales ($10.4 million) and partially offset by decreased service sales ($0.2 million).

Rental sales increased by 13.4%, or $2.0 million, in the nine months ended October 30, 2010 compared to the same period of Fiscal 2009.

Gross profit – Our gross profit was $105.4 million for the nine months ended October 30, 2010 compared to $88.5 million for the same period in Fiscal 2009, reflecting an increase in gross profit margin from 16.7% to 17.7%.  Our gross profit margin increased by 1.0 points due to higher sales volumes and product mix. The equipment segment gross profit margin increased from 16.6% to 18.6%, an increase of 2.0 points. The aftermarket parts and service segment gross profit margin decreased from 16.2% to 15.7%, a decrease of 0.5 points. The rental segment gross profit margin increased from 24.7% to 25.1%, an increase of 0.4 points.

Selling and administrative expenses – Selling and administrative expenses decreased by $11.1 million to $77.2 million for the nine months ended October 30, 2010 primarily as a result of the following items which impacted the second quarter of Fiscal 2009:  an accrual for a probable sales tax liability ($3.4 million), the settlement and defense of a claim ($3.5 million), the closure of a facility ($0.9 million) and employee severance ($0.1 million). Further decreases in overall selling and administrative expenses have been experienced in the current year, including lower professional and legal fees, bad debt expense and depreciation, partially offset by higher compensation expense. As a result, selling and administrative expenses as a percentage of sales decreased to 12.9% from 16.7% for the nine months ended October 30, 2010.

Other (income) expense, net – Other income decreased by $0.5 million to $0.9 million for the nine months ended October 30, 2010, mainly as the result of lower gains associated with foreign currency derivative instruments in the current period and lower foreign currency transaction losses associated with our foreign subsidiaries in the current period as compared to the prior period.

Operating profit – Our operating profit increased to $29.1 million, or 4.9% of sales, during the nine months ended October 30, 2010 from $1.6 million, or 0.3% of sales, in the same period of Fiscal 2009, primarily as the result of higher sales and lower selling and administrative expenses.

Interest expense, net - Interest expense, net for the nine months ended October 30, 2010 decreased by $1.3 million over the same period in Fiscal 2009 mainly as a result of lower borrowings outstanding on and interest rates for our revolving credit facility, offset by higher interest income in the prior period.

Segment Results Comparison – Nine Months Ended October 30, 2010 and October 31, 2009

Equipment – Operating profit generated by the equipment segment increased to $33.7 million, or 9.4% of sales, for the nine months ended October 30, 2010 from $14.3 million, or 4.7% of sales, for the same period in Fiscal 2009 primarily due to higher sales volumes and profit margin. The $19.5 million increase in operating profit was attributable to increases of $8.9 million in sales volume and $10.6 million of margin rate.

Our equipment order backlog as of October 30, 2010 was $339.7 million, as compared to $130.2 million on October 31, 2009, an increase of 160.9%.  We expect to recognize over 50% of this equipment order backlog as revenue during the remainder of Fiscal 2010.

Backlog of $339.7 million as of October 30, 2010 includes a $37.5 million related party transaction reflecting an order from an affiliate of the Company's shareholder. Revenue recognition from this transaction will be deferred until title to the product passes to a third party and all other revenue recognition criteria have been met. Cash payments received and amounts invoiced pursuant to this transaction are recorded as customer deposits in the consolidated balance sheet and amounted to $25.0 million as of October 30, 2010. Included in inventories, net is $27.2 million of costs related to this transaction and no amounts have been recorded in the consolidated statements of operations for this transaction to date.

Aftermarket Parts and Service – Operating profit generated by the aftermarket parts and service segment increased to $16.8 million in the nine months ended October 30, 2010 from $14.4 million in the same period of Fiscal 2009, representing an increase in operating profit percentage from 6.8% to 7.6%.  The increase in operating profit was primarily attributable to increases in sales volume of $1.6 million and margin rate of $0.8 million.

Rental – Operating profit generated by the rental segment increased to $1.8 million in the nine months ended October 30, 2010, from $1.6 million in the same period of Fiscal 2009.  Operating profit percentage increased to 10.5% for the nine months ended October 30, 2010 from 10.3% for the same period in Fiscal 2009 mainly as a result of higher sales volumes.

Corporate - Corporate and administrative expenses decreased to $23.3 million in the nine months ended October 30, 2010 compared to $28.7 million in the same period of 2009, primarily as a result of the following items which impacted the second quarter of Fiscal 2009:  an accrual for a probable sales tax liability ($3.4 million) and the settlement and defense of a claim ($3.5 million), partially offset by higher compensation expense.  As a result of these decreases, and due to higher sales volumes, corporate and administrative expenses decreased from 5.4% to 3.9% as a percentage of sales.

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

During the nine months ended October 30, 2010, we generated net cash from operating activities of $37.1 million. The cash generated by operating activities consisted of $10.3 million as a result of changes in operating assets and liabilities, depreciation, amortization and other non-cash items of $14.2 million and $12.6 million of net earnings. The change in operating assets and liabilities is the result of increases in accounts payable, accrued payrolls and incentives, billings in excess of incurred costs, customer deposits and other, which in aggregate totaled $70.8 million and which were offset by increases in accounts receivable, inventory and recoverable costs and accrued profits not yet billed, which in aggregate totaled $60.5 million.

During the nine months ended October 31, 2009, net cash provided by operating activities was $38.1 million. The cash provided by operating activities during the nine months ended October 31, 2009 consisted of depreciation and amortization and other non-cash items of $16.0 million and changes in operating assets and liabilities of $36.3 million, partially offset by losses of $14.2 million. Changes in operating assets and liabilities were the result of decreases in accounts receivable, inventories and recoverable costs and accrued profits not yet billed, and increases in other, which in aggregate totaled $89.2 million and which were offset by decreases in accounts payable, accrued payrolls, customer deposits and billings in excess of incurred costs, which in aggregate totaled $52.9 million.

Net cash used in investing activities was $13.5 million during the nine months ended October 30, 2010, primarily for capital expenditures of $1.3 million, $10.2 million related to additions to our rental fleet and a $2.0 million increase in restricted cash. Net cash used in investing activities was $3.0 million during the nine months ended October 31, 2009. This included $2.7 million of capital expenditures and $0.7 million related to additions to our rental fleet partially offset by $0.4 million for disposals of property, plant and equipment.

Net cash used in financing activities was $21.3 million during the nine months ended October 30, 2010. This included $20.8 million in net payments to our revolving credit facility, tax distributions to holders of common units of $0.3 million and a decrease in notes payable of $0.2 million. Net cash used in financing activities was $35.0 million during the nine months ended October 31, 2009. This included $31.5 million in net payments to our revolving credit facility, tax distributions to holders of common units of $5.6 million and deferred financing costs of $0.4 million partially offset by an increase in notes payable of $2.5 million.

As of October 30, 2010, our cash and cash equivalent balance was $5.6 million. The level of cash and cash equivalents is impacted by the timing of cash receipts, disbursements and borrowings and payments under our revolving credit facility.

Current Resources

We have an asset-based revolving credit facility in the amount of $250.0 million with a $25.0 million sub-facility to be used by our Canadian subsidiary. The $250.0 million revolving credit facility, which matures in February 2012, is secured by substantially all accounts receivable, inventory and property, plant and equipment and provides for borrowings at LIBOR, plus a margin ranging from 1.25% to 2.00% per annum, based on our leverage ratios, as specified in the credit agreement. Based on the outstanding borrowings, letters of credit issued and the terms of the asset-based revolving credit facility, our available borrowing capacity was approximately $106.4 million at October 30, 2010.  While we expect to be able to refinance or renew our revolving credit facility, there are no guaranties we will be able to do so, or on substantially similar terms and conditions.

Borrowings under our revolving credit facility and our senior notes were as follows:

	As of
	October 30, 2010	January 31, 2010
(In thousands)
Revolving credit facility	$50,138	$70,870
Unsecured senior notes	150,000	150,000
Total	$200,138	$220,870

The revolving credit facility and the senior notes contain financial and operating covenants with which we must comply during the terms of the agreements.  These covenants include the maintenance of certain financial ratios, restrictions related to the incurrence of certain indebtedness and investments, and prohibition of the creation of certain liens.  We were in compliance with all covenants as of October 30, 2010.  The financial covenant for the revolving credit facility requires that we maintain a fixed charge coverage ratio, as defined in the agreement, of at least 1.1 to 1.0; however, this covenant does not take effect until our available borrowing capacity is $30.0 million or less.  The financial covenant for the senior notes indenture requires that, were we to incur additional indebtedness (subject to various exceptions set forth in the indenture), after giving effect to the incurrence of such additional indebtedness, we have a consolidated coverage ratio, as defined in the indenture, of at least 2.5 to 1.0.

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

We currently believe that our total estimated capital expenditures for Fiscal 2010 will not exceed $16.0 million.

Item 3.  Quantitative and Qualitative Disclosures Regarding Market Risk

Foreign Exchange Risk

Our international subsidiaries in Colombia and Venezuela transact most of their business in their respective local currencies, while our Canadian subsidiary conducts its business in both Canadian and U.S. dollars. Revenues generated by our Canadian, Colombian and Venezuelan subsidiaries comprised 3.9%, 4.1% and 0.4%, respectively of our total revenue during the nine months ended October 30, 2010. Our results of operations were not significantly impacted by changes in currency exchange rates.

During the second quarter of Fiscal 2010, the Company entered into four short-term foreign currency exchange rate contracts to manage our exposure to fluctuations in foreign currency for certain purchase orders that were denominated in Euros.  Through October 30, 2010, all of these contracts were closed and the Company has recognized a $0.8 million realized gain, which was recorded in other (income) expense, net within our consolidated statements of operations.  Hedge accounting for these derivative instruments was not pursued.  A short-term foreign currency exchange rate derivative instrument was entered in January 2009 to manage our exposure to fluctuations in foreign currency exchange rates for certain contracts of our Canadian subsidiary that were not denominated in its functional currency.  The derivative was settled in the second quarter of Fiscal 2009 and resulted in a realized gain of $1.4 million, which was recorded in other (income) expense, net within our consolidated statements of operations.

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

Beginning February 1, 2010, we utilize the U.S. dollar as the functional currency for our Venezuelan subsidiary and remeasure its financial statements into U.S. dollars at the official rate.  Accordingly, using “hyperinflationary accounting,” we recognize the related losses or gains from such remeasurement of its balance sheet in the consolidated statements of its operations.  During the nine months ended October 30, 2010, the official rate for Venezuela did not fluctuate significantly.  As a result, the effect of remeasuring our Venezuelan subsidiary was insignificant.

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

Changes in Internal Control over Financial Reporting

Management, including our CEO and CFO, evaluated the changes in our internal control over financial reporting during the quarter ended October 30, 2010. We determined that there were no changes in our internal control over financial reporting during the quarter ended October 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sale of Equity Securities and Use of Proceeds

    Not applicable.

Item 3.  Defaults Upon Senior Securities

    Not applicable.

Item 4.  Removed and Reserved

Item 5.  Other Information

    Not applicable.

Item 6.  Exhibits

31.1	Rule 13a-14(a)/15d-14(a) certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Rule 13a-14(a)/15d-14(a) certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Section 1350 certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Section 1350 certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

The Company has duly caused this Quarterly Report to be signed on its behalf by the undersigned thereto duly authorized.

STEWART & STEVENSON LLC
By:	/S/ ROBERT L. HARGRAVE
Robert L. Hargrave
Chief Executive Officer

By:	/S/ JOHN B. SIMMONS
John B. Simmons
Chief Financial Officer

December 14, 2010