Form 10-K
period 2011-01-31
Stewart & Stevenson LLC
filed 2011-05-02
CIK 1381455

Use these links to rapidly review the document

PART IV

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended January 31, 2011

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to

Commission File Number 001-33836

Stewart & Stevenson LLC
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	20-3974034 (I.R.S. employer identification number)
1000 Louisiana St., Suite 5900, Houston, TX (Address of principal executive offices)	77002 (Zip code)

(713) 751-2700
(Registrant's telephone number; including area code)

None
(Securities registered pursuant to Section 12(b) of the Act)

None
(Securities registered pursuant to Section 12(g) of the Act)

         Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

         Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☒    No ☐

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or if such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒*    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

         Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☐

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2) Yes ☐    No ☒

         There is no market for the registrant's equity. As of January 31, 2011, there were 100,005,000 common units outstanding.

*
The registrant is currently not required to file reports, including this report, pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 but is voluntarily filing this report with the Securities and Exchange Commission.

Special Note Regarding Forward-Looking Statements

        This Annual Report on Form 10-K (this "Annual Report" or "Form 10-K") includes statements that are, or may be deemed to be, "forward-looking statements." These forward-looking statements can be identified by the use of forward-looking terminology, including the terms "believes," "estimates," "anticipates," "expects," "intends," "plans," "may," "will" or "should" or, in each case, their negative or other variations or comparable terminology. These forward-looking statements include all matters that are not historical facts and are not limited to the outlook for our future business and financial performance. They appear in a number of places throughout this Annual Report and include statements regarding our intentions, beliefs or current expectations concerning, among other things, our results of operations, financial condition, liquidity, prospects, growth, strategies and the industry in which we operate.

        By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future and some of which are beyond our control. We believe that these risks and uncertainties include:

  •
  periodic economic and industry downturns affecting the oil and gas industry;

  •
  competitive pressures in the industries that we serve;

  •
  factors affecting our international sales and operations;

  •
  the potential loss of a key OEM supplier;

  •
  our failure to accurately estimate costs associated with products produced under fixed-price contracts;

  •
  our ability to translate backlog into revenue and profit;

  •
  the effect of regulation of hydraulic fracturing on the demand for our products;

  •
  the impact of governmental laws and regulations, including environmental laws and regulations;

  •
  the hazards to which our employees and customers are exposed during the conduct of our business;

  •
  the occurrence of events not covered by insurance;

  •
  our susceptibility to adverse weather conditions affecting the Gulf Coast;

  •
  unforeseen difficulties relating to acquisitions;

  •
  our ability to attract and retain qualified employees;

  •
  our failure to maintain key licenses;

  •
  our ability to protect our intellectual property;

  •
  our level of indebtedness and restrictions on our activities imposed by our debt instruments;

  •
  our principal stockholder could exercise control of our affairs through his beneficial ownership of a majority of our common equity; and

  •
  the other factors described under "Item 1A.—Risk Factors."

        These factors should not be construed as exhaustive and should be read with the other cautionary statements in this Annual Report.

        We caution you that forward-looking statements are not guarantees of future performance and that our actual results of operations, financial condition and liquidity, and developments in the industry in which we operate, may differ materially from those made in or suggested by the forward-looking statements contained in this Annual Report. In addition, even if our results of operations, financial condition, liquidity and growth, and developments in the industry in which we operate are consistent with the forward-looking statements contained in this Annual Report, those results or developments may not be indicative of results or developments in subsequent periods.

        Any forward-looking statements which we make in this Annual Report speak only as of the dates of such statements, and, except as required under the federal securities laws and the rules and regulations of the SEC, we do not have any intention or obligation to update publicly any forward-looking statements after we distribute this Annual Report, whether as a result of new information, future events or otherwise. Comparisons of results for current and any prior periods are not intended to express any future trends or indications of future performance, unless expressed as such, and should only be viewed as historical data.

PART I

        Unless otherwise indicated or the context otherwise requires, the terms "Stewart & Stevenson," the "Company," "we," "our" and "us" refer to Stewart & Stevenson LLC and its subsidiaries. Our fiscal year begins on February 1 of the year stated and ends on January 31 of the following year. For example, Fiscal 2010 commenced on February 1, 2010 and ended on January 31, 2011.

        Stewart & Stevenson LLC, headquartered in Houston, Texas, was formed in November 2005 for the purpose of acquiring from Stewart & Stevenson Services, Inc. ("SSSI") and its affiliates on January 23, 2006 substantially all of their equipment, aftermarket parts and service and rental businesses that primarily served the oil and gas industry (the "SSSI Acquisition"). Except as otherwise expressly noted, when we refer to financial and other information about us on a historical basis prior to the date of the SSSI Acquisition, the information reflects the operations we acquired from SSSI prior to such acquisition.

ITEM 1.    Business

Our company

        We are a leading designer, manufacturer and provider of specialized equipment and aftermarket parts and service for the oil and gas industry and other industries that we have served for over 100 years.

        Our wide range of products covers hydraulic fracturing, well stimulation, workover, intervention and drilling operations. These products include pumping, acidizing, coil tubing, cementing and nitrogen units, drilling rigs, workover rigs, power generation systems and electrical support and distribution systems, as well as engines, transmissions and material handling equipment. We have a substantial installed base of products, which provides us with significant opportunities for recurring, higher-margin aftermarket parts and service revenues from customers in the oil and gas, power generation and various other industries. In addition, we provide rental equipment to our customers, including generator sets, air compressors, rail car movers and material handling equipment.

        With more than a century of continuous service across diverse industries, we have an established track record of providing a high-quality, technologically advanced series of products using state-of-the-art components, processes and techniques. We have long-standing relationships with six globally recognized original equipment suppliers, or OEMs—Detroit Diesel, MTU Friedrichshafen, Electro-Motive Diesel, Hyster, Allison Transmission and Deutz—with which we have conducted business for more than 40 years on average.

        Demand for our products has been driven primarily by capital spending in the oil and gas industry, which accounted for an estimated 81.5% and 76.0% of our equipment revenues and an estimated 77.6% and 72.2% of our total revenues in Fiscal 2010 and Fiscal 2009, respectively. Our extensive and diverse customer base includes many of the world's leading oilfield service companies, as well as customers in the power generation, marine, mining, construction, commercial vehicle and material handling industries.

Crown acquisition

        On February 26, 2007, we acquired substantially all of the operating assets and assumed certain liabilities of Crown Energy Technologies, Inc. and certain of its affiliates (collectively, "Crown"), which we refer to as the "Crown Acquisition." Crown, which was headquartered in Calgary, Alberta, had multiple U.S. operations. Crown manufactured drilling, well servicing and workover rigs, stimulation equipment and provided related parts and services.

EMDSI acquisition

        On March 23, 2011, we acquired 100% of the stock of EMDSI-Hunt Power, L.L.C. ("EMDSI") in an all cash transaction from ITOCHU Corporation of Japan for total consideration of approximately $25.7 million, subject to final closing adjustments. The acquisition was funded from available cash and through borrowings under our revolving credit facility. EMDSI, which is based in Harvey, Louisiana, specializes in the marketing and distribution of medium speed diesel engines for marine propulsion, drilling and power generation applications and is a provider of aftermarket parts and service.

        Financial statements for EMDSI and related pro forma information will be filed with the Securities and Exchange Commission within the time period prescribed.

Our business

        We manage our business through the following two segments:

        Manufacturing.    Our manufacturing segment, which generated approximately 39.8%, 35.8% and 42.7% of our revenues in Fiscal 2010, Fiscal 2009 and Fiscal 2008, respectively, designs, manufactures and markets equipment for oilfield service providers and drilling and workover contractors as well as national oil companies that require integrated and customized product solutions. We manufacture equipment specifically for hydraulic fracturing, well stimulation, well workover, intervention and drilling operations. Our manufactured products include integrated solutions, which incorporate a variety of components into a single system, for a wide range of oilfield services and support applications. Our manufacturing segment benefits from long-standing relationships with our globally recognized OEMs. We have 5 main manufacturing facilities across North America, comprising more than 600,000 square feet of space, that are strategically located to service our customers' needs.

        Distribution.    Our distribution segment, which generated approximately 60.2%, 64.2% and 57.3% of our revenues in Fiscal 2010, Fiscal 2009 and Fiscal 2008, respectively, provides stand-alone products and aftermarket parts and service for products manufactured by us, our six key OEMs and other manufacturers. In addition, we provide rental equipment including generator sets, air compressors, rail car movers and material handling equipment to our customers. Our aftermarket parts and service operations, which provide us with a recurring higher-margin source of revenue, serve customers engaged in the oil and gas, power generation, marine, mining, construction, commercial vehicle and material handling industries, as well as other industries. Throughout the period of our relationship with our six key OEMs, we have been the only factory-authorized provider of a substantial portion of their stand-alone products in specified territories, which include major oil and gas producing regions in the United States. Our arrangements with our key OEMs generated approximately 57.1%, 55.8% and 54.9% of our aftermarket parts and service revenues in Fiscal 2010, Fiscal 2009 and Fiscal 2008, respectively. Our extensive distribution network is strategically positioned throughout major oil and gas producing regions, enabling us to effectively support our customers. We provide in-house servicing in close proximity to our customers' operational locations as well as on-site servicing. As of January 31, 2011, we employed over 650 highly trained service technicians utilizing approximately 575 service bays in the United States, Canada and abroad. Additionally, we provide aftermarket parts through our network of approximately 185 authorized dealers.

Products and services

        Through our two operating segments, we design, manufacture, and market a wide-range of equipment, provide aftermarket parts and service, and provide rental equipment to a broad range of customers.

  Equipment

        We design, manufacture and market equipment for well stimulation, drilling and well servicing rigs, coiled tubing, cementing, nitrogen pumping, power generation and electrical systems. We record sales of these products in our manufacturing segment. We distribute stand-alone products manufactured by us. We record sales of these products in our distribution segment.

        A substantial portion of the products we sell in both the manufacturing and distribution segments includes components provided by our six key OEMs. Our relationships with these OEMs generally enable us to sell their products globally as components of our engineered equipment and in specified territories as stand-alone products. We have been the factory-authorized provider of stand-alone products of our six key OEMs in these territories, which principally cover major oil and gas producing regions in the United States, for an average of approximately 40 years. For Fiscal 2010, approximately 76.1% and 23.9% of our equipment sales revenues were derived from engineered products and stand-alone products, respectively. Approximately 40.4% of our product costs for Fiscal 2010 represented equipment supplied to us by these OEMs, which we use in combination with our design, engineering, and manufacturing expertise to deliver a value-added, integrated solution to our customers.

        The following table lists the equipment we provide:

Product line	Percentage of total equipment sales in Fiscal 2010	Product description	Segment
Well stimulation	49.1%	Equipment that includes fracturing pumps, blenders, hydration, chemical additive systems and control systems and software used to enhance oil and gas production.	Manufacturing
Power generation	12.3%	Standby, emergency backup, fire suppression and prime power in a variety of configurations and capacities using natural gas and diesel engines.	Manufacturing and Distribution
Transmissions	8.9%	Automatic transmissions and related products.	Distribution
Prime movers	6.4%	Engineered packages, mating internal combustion engines to a transmission or torque converter to power specific customer applications.	Distribution
Material handling	5.8%	Fork lift trucks and ancillary equipment.	Distribution
Engines	5.4%	Internal combustion diesel and natural gas engines.	Distribution
Rigs	2.7%	Equipment used in drilling, workover and well servicing and exploration and enhancement of oil and gas production.	Manufacturing
Rail car movers	2.2%	Engine-driven equipment used in rail car switching operations.	Distribution

Product line	Percentage of total equipment sales in Fiscal 2010	Product description	Segment
Coiled tubing	1.8%	Well workover, stimulation and drilling equipment used on land and offshore applications.	Manufacturing
Other	5.4%	Various equipment utilized in the oil and gas services industry, such as cementing, nitrogen pumping, fluid pumping and contract manufacturing of seismic and electric equipment.	Manufacturing and Distribution

  Aftermarket parts and service

        We provide aftermarket parts and service to customers in the oil and gas industry, as well as customers in the power generation, marine, mining, construction, commercial vehicle and material handling industries. Our aftermarket parts and service business supports equipment manufactured by approximately 100 manufacturers, and in certain cases, including for our product offerings from our six key OEMs, we have been the factory-authorized parts and service provider for specified territories, principally in major oil and gas producing regions in the United States. Approximately 34.9% of our total revenues for Fiscal 2010 were from aftermarket parts and service operations. For Fiscal 2010, approximately 57.1% of the aftermarket parts and service revenues pertained to products sourced from our six key OEMs. Both our manufacturing and distribution segments generate revenues from aftermarket parts and service.

        We believe there are a number of factors which affect a customer's choice of its supplier of aftermarket parts and service, including the customer's preference to use factory-authorized parts and service, price, parts availability, level and number of experienced technicians, proximity to the customer's location and flexibility to service products in the field. As of January 31, 2011, we employed over 650 highly trained service technicians, utilizing approximately 575 service bays in the United States, Canada and abroad. We also have significant capabilities to service customers at their sites, due to our large number of technicians and our close proximity to the customer. Additionally, we maintain a substantial investment in parts inventory managed by our experienced parts personnel, and we provide aftermarket parts through our extensive network of approximately 185 authorized dealers.

  Rental

        Our rental products primarily consist of generator sets, air compressors, rail car movers and material handling equipment that are offered to a wide range of end markets and are principally rented on a short-term basis as a complementary solution to equipment sales. Our rental fleet consists of over 1,300 units as of January 31, 2011, and we are able to complement our equipment offering by providing our customers the flexibility of renting versus purchasing certain equipment. Revenues for Fiscal 2010 represented approximately 2.7% of our total revenues, and our rental products generate our highest margins and provide us with a strong return on our investment. We record these revenues within our distribution segment.

        The following table lists our rental products:

Product line	Percentage of total rental sales in Fiscal 2010	Product description
Generators	41.8%	Engines/generators ranging from 25 to 2,000 kilowatts.
Material handling equipment	36.0%	Fork lift trucks, rail car movers and ancillary equipment.
Air compressors	22.2%	Air compressors ranging from 375 to 1,600 cubic feet per minute.

        Our utilization rate for Fiscal 2010 and Fiscal 2009 was approximately 49.1% and 43.8%, respectively, of our available rental fleet, and we generally recover our costs to acquire rental equipment over a three-year period. The average useful life of our rental equipment is approximately five years and our practice is to sell a unit out of the rental fleet upon reaching its useful life. We closely monitor our utilization rate before making capital investments used to replenish or grow the rental fleet.

Customers and Markets

        We maintain a broad and diverse customer base, including leading oil and gas service companies, drilling contractors, integrated oil companies and national oil companies, as well as customers in the power generation, marine, mining, construction, commercial vehicles and material handling industries. We are not dependent on any single customer, and during Fiscal 2010, our ten largest customers accounted for approximately 30.7% of our total sales and no single customer accounted for more than 5.4% of our total sales. The demand of our customers for the products we provide has not historically been characterized by seasonality.

        The following table lists the markets and types of customers we serve:

Market	Percentage of total sales in Fiscal 2010	Types of customers
Oil and gas services	81.5%	Well stimulation providers, drilling contractors, well servicing companies, integrated oil companies and national oil companies.
Material handling	4.3%	Warehouse /distribution companies, manufacturing companies, chemical companies and various other companies that utilize fork lifts and rail car spotters.
Power generation	3.5%	Commercial facilities that need back-up power generation capabilities.
Commercial vehicles	2.5%	Freight transportation companies, emergency services, transit authorities and recreational vehicle users. Primarily aftermarket parts and service.
Construction	1.0%	Commercial building and home construction companies and highway construction companies.
Mining	0.2%	Companies involved in the extraction of raw materials through various mining methods.
Government	0.2%	Federal agencies (such as the U.S. Department of Defense), state agencies (e.g., departments of transportation) and local agencies (e.g., departments of public works)
Marine	0.1%	Offshore work boat providers, tug boat operators and recreational boat users.
Other	6.7%	Primarily authorized dealers and distributors of our products in various markets, including the primary markets we serve, and various other industries

        We believe that our wide range of high-quality standard products, demonstrated by our ISO 9001:2000 certifications, and our partnership-based approach generate high levels of customer satisfaction and result in repeat business.

        We sell a significant portion of our equipment and parts and service to our customers pursuant to purchase orders subject to our standard terms and conditions, which generally provide for payment within 30 days. Historically, cancellations are infrequent, but customers generally have the right to cancel an order until it is filled.

        For larger equipment, particularly for customers in the oil and gas industry, we often enter into fixed-price contracts, and the measurement of progress toward completion is based on direct labor hours incurred. Many of these contracts require downpayments from the customer or, for international customers, credit support. Some of our contracts are cost-plus-fixed-fee contracts, which provide for reimbursement of specified costs plus a fixed fee.

        For Fiscal 2010 and Fiscal 2009, we derived approximately 19.4% and 29.9%, respectively, of our revenues from sales of products and services to customers outside the United States, including sales to U.S. customers for export.

Manufacturing and engineering design

        Our manufacturing processes generally consist of fabrication, machining, assembly and testing. Many of our products are designed, manufactured and produced to clients' specifications, often for long-life and harsh environment applications. To facilitate quality and productivity, we are continuing to implement a variety of manufacturing strategies, including inventory management, flow line manufacturing and integrated supply chain management. As a result of these manufacturing strategies, we have increased our capacity throughput, reduced our production costs and lowered manufacturing cycle times for our products. In addition, we have been successful in outsourcing the fabrication of subassemblies and components of our products, such as trailers, whenever costs are significantly lower and quality is comparable to our own manufacturing. Our manufacturing operations are principally conducted in 10 locations throughout the United States and Canada. See "Item 2.—Properties."

        We strive to manufacture the highest quality products and are committed to improving the quality and efficiency of our products and processes. We are certified in compliance with ISO 9001:2000.

        Although we manufacture some of the components included in our products, the principal raw materials required for the manufacture of our products are purchased from our six key OEMs, and we believe that available sources of supply generally will be sufficient for our needs for the foreseeable future.

Sales and Marketing

        We primarily sell and market our products directly to our customers through our sales and service centers in the United States and abroad with a direct sales force of approximately 200 employees. We also utilize a network of approximately 185 authorized dealers and approximately 16 independent overseas sales representatives to market and distribute our products. Our equipment product lines are generally sold directly to the end users and, in certain international markets, we may use authorized sales representatives to help facilitate the marketing of our products. Our aftermarket parts and service and rental product lines are also provided to our customers on a direct basis. We also utilize a network of authorized dealers to market and distribute parts. During Fiscal 2010, 96.7% of our total sales resulted from direct sales to the customer, while 3.3% was derived from sales to our dealer network.

        Our authorized dealers and our independent overseas sales representatives are independent contractors and are not our employees. Our authorized dealers buy our products and resell to their end customers. Our independent overseas sales representatives assist in arranging for sales to international customers and generally do not take resale risk with respect to our products but receive commissions based on completed sales. We provide training to our authorized dealers and independent overseas sales representatives.

Backlog

        Our unfilled equipment orders that we include in equipment order backlog consist of written purchase orders and signed contracts accompanied, if required by our credit policies, by credit support (typically downpayments or letters of credit), determined in accordance with our credit policies. Historically, cancellations are infrequent; however, these unfilled orders are generally subject to cancellation. Purchase options are not included in equipment order backlog until exercised.

        Our unfilled equipment order backlog has increased since the third quarter of Fiscal 2009 and, as of January 31, 2011, was $375.0 million. We expect to recognize most of this backlog in Fiscal 2011.

        Backlog of $375.0 million as of January 31, 2011 includes $37.5 million of related party transactions reflecting an order in Fiscal 2009 from an affiliate. Revenue recognition from this transaction will be deferred until title to the product passes to a third party and all other revenue recognition criteria have been met. A deposit in the amount of $31.2 million is recorded as a customer deposit in our consolidated balance sheet. Included in inventories, net is $29.5 million in costs related to this contract, and no amounts have been recorded in the consolidated statements of operations through January 31, 2011.

Competition

        We operate in highly fragmented and very competitive markets, and, as a result, we compete against numerous businesses. Some of our competitors have achieved substantially more market penetration with respect to certain products, such as coiled tubing and generators, and some of our competitors are larger and have greater financial and other resources.

        Major competitors for well stimulation equipment include Enerflow Industries Inc., United Engines Manufacturing (a subsidiary of United Holdings LLC), Dragon Products (a division of Modern Group Inc.) and National Oilwell Varco, Inc. For our well servicing, drilling and coiled tubing products, our major competitor is National Oilwell Varco, Inc. In our rail car mover product line, we compete against Trackmobile, Inc. and Central Manufacturing Inc., and we compete with Cummins Inc. and Caterpillar, Inc. and their distributors for generators and other types of engine-driven products. ZF Industries Inc. and Twin Disc Incorporated are our primary competitors for transmissions. We believe that our customers base their decisions to purchase equipment based on price, lead time and delivery, quality, and aftermarket parts and service capabilities.

        For aftermarket parts sales, we compete with distributors of factory-authorized OEM parts, with providers of non-OEM parts and remanufactured parts, and other distributors of OEM parts. For aftermarket service sales, the market is highly fragmented and characterized by numerous small, independent providers. We believe there are a number of factors that affect our customers' decisions when choosing their supplier of aftermarket parts and service, including the customer's preference to use factory-authorized OEM parts and service. Customers also consider price, parts availability, level and number of experienced technicians, proximity to the customer's location and flexibility to service products in the field.

        Our rental business focuses on generators, material handling equipment and air compressors and we compete with much larger companies, including United Rentals Inc., NationsRent Companies Inc., Hertz Equipment Rental Corporation and Aggreko plc. We believe our customers base their decisions to rent equipment based on price, availability and aftermarket parts, support and service.

        We believe that the significant capital required to obtain and operate manufacturing facilities, acquire and maintain adequate inventory levels, and hire and maintain a highly skilled labor force, along with our long-standing relationships with our six key OEMs, is a disincentive for new market entrants.

Suppliers and Raw Materials

        In Fiscal 2010, approximately 77.2% of our cost of goods sold consisted of raw materials and component parts, with the other 22.8% being labor and overhead. Approximately 44.4% of the raw materials and component parts in cost of goods sold were obtained from our six key OEMs pursuant to long-standing relationships, and 55.6% were obtained from a variety of other suppliers.

        Our supply agreements with our six key OEMs are non-exclusive and typically short-term and have been renewed on an ongoing basis, but no assurances can be given that they will be renewed beyond their expiration dates. We have been the factory-authorized provider of our product offerings from these OEMs in the territories below for many years, and our relationships with these OEMs average approximately 40 years. The following table lists our key OEMs, the products they provide, the designated geographic territories that we serve and the expiration date of our current supply agreements:

OEM	Supplier since	Products	Designated geographic territories	Expiration date
Detroit Diesel Corporation	1938	Parts for high-speed diesel engines	Texas, Colorado, New Mexico, Wyoming, Western Nebraska, South Louisiana, Coastal Mississippi, Coastal Alabama and Colombia	2017
MTU Friedrichshafen	1938	Heavy-duty high-speed diesel and natural gas engines	Texas, Colorado, New Mexico, Wyoming, Western Nebraska, South Louisiana, Coastal Mississippi, Coastal Alabama and Colombia	2011* (Colombia 2012)
Electro-Motive Diesel, Inc.	1956	Heavy-duty medium-speed diesel engines	Texas, Colorado, New Mexico, Oklahoma, Arkansas, Louisiana, Tennessee, Mississippi, Alabama, Mexico, Central America and parts of South America	2013
Hyster Company	1959	Material handling equipment	Texas and New Mexico	No expiration date
Allison Transmission, Inc.	1973	Automatic transmissions, power shift transmissions and torque converters	Texas, Colorado, New Mexico, Wyoming, Western Nebraska, South Louisiana, Coastal Mississippi, Coastal Alabama, parts of Utah and Arizona and Colombia	2013
Deutz Corporation	1996	Diesel and natural gas engines	Colorado, Eastern Wyoming, Arizona, New Mexico, Texas, Oklahoma, Kansas, Arkansas, Louisiana, Mississippi, Western Tennessee, Venezuela and Colombia	No expiration date

*
We continue to operate under our prior agreement and are in the process of renewing this agreement.

        Our six key OEMs supply us with diesel engines, transmissions, material handling equipment and natural gas engines, as well as the aftermarket parts used to support those components. We also purchase large fluid pumps, generators and hydraulic and electrical components, among many other items, from an extensive supplier base.

        We generally have been able to recover component price increases by raising the prices of our goods and services. We expect to continue the practice of raising our prices to offset these increases, but we can give no assurance that we will be able to do so. Our ability to raise our prices depends on market conditions and prices for similar products in the market. In addition, for larger equipment, particularly for customers in the oil and gas industry, we often enter into fixed-price contracts, which are typically performed within one year. Our ability to raise prices on fixed-price contracts is limited.

Employees

        As of January 31, 2011, we had approximately 2,300 employees of whom approximately 2,000 were employed in the United States and Canada and approximately 300 were employed abroad. Of the approximately 2,000 U.S. and Canadian employees, we have approximately 70 engineers, 575 service technicians, 170 sales and marketing employees and 1,200 aftermarket, manufacturing and administrative employees. We consider our current labor relations to be good and do not have any employees in the United States and Canada that are represented by labor unions. See "Item 1A. Risk Factors—Risks related to our business—We may not be able to attract and retain qualified employees."

Trademarks and patents

        We rely on a combination of patent, trademark, copyright, unfair competition and trade secret laws in the United States and other jurisdictions, as well as employee and third-party non-disclosure agreements, license arrangements and domain name registrations, as well as unpatented proprietary know-how and other trade secrets, to protect our products, components, processes and applications. With the exception of the "Stewart & Stevenson" trademark and logo, we do not believe any single patent, copyright, trademark or trade name is material to our business as a whole. Any issued patents that cover our proprietary technology and any of our other intellectual property rights may not provide us with adequate protection or be commercially beneficial to us and, if applied for, may not be issued. The issuance of a patent is not conclusive as to its validity or its enforceability. Competitors may also be able to design around our patents. If we are unable to protect our patented technologies, our competitors could commercialize technologies or products which are substantially similar to ours.

        With respect to proprietary know-how and other proprietary information, we rely on trade secret laws in the United States and other jurisdictions and confidentiality agreements. Monitoring the unauthorized use of our technology is difficult, and the steps we have taken may not prevent unauthorized use of our technology. The disclosure or misappropriation of our intellectual property could harm our ability to protect our rights and our competitive position.

Environmental, health and safety matters and other regulatory matters

        We are subject to a variety of federal, state, local, foreign and provincial environmental laws and regulations, including those governing the discharge of pollutants into the air or water, the management and disposal of hazardous substances and wastes and the responsibility to investigate and remediate contaminated sites that are or were owned, leased, operated or used by us or our predecessors. Many of our operations require environmental permits and controls to prevent and limit air and water pollution. These permits contain terms and conditions that impose limitations on our manufacturing activities, production levels and associated activities and periodically may be subject to modification, renewal and revocation by issuing authorities. Fines and penalties may be imposed for non-compliance with applicable environmental laws and regulations and the failure to have or to comply with the terms and conditions of required permits. We believe that we are currently in compliance in all material respects with the terms and conditions of our permits. We are also subject to the federal Occupational Safety and Health Act and similar state and foreign laws, which impose requirements and standards of conduct on our operations for the health and safety of our workers. We periodically review our procedures and policies for compliance with environmental and health and safety requirements. We believe that our operations are generally in compliance with applicable environmental and health and safety regulatory requirements or that any non-compliance will not result in a material liability or cost to achieve compliance. Historically, the costs of achieving and maintaining compliance with environmental and health and safety requirements have not been material.

        Certain environmental laws in the United States, such as the federal Superfund law and similar state laws, impose liability for investigating and remediating contaminated sites on "responsible parties." These parties include, for example: current owners and operators of the site; parties who owned or operated the site at the time hazardous substances were released or spilled at the site; parties who generated wastes and arranged to send them to the site for disposal; and parties who transported wastes to the site. Liability under such laws is strict, meaning, for example, that current owners or operators can be liable even if all releases of hazardous substances occurred before they owned or operated the site, regardless of the lawfulness of the original disposal activities. Liability under such laws is also joint and several, meaning that a responsible party might be held liable for more than its fair share of investigation or cleanup costs. As a practical matter, however, when more than one responsible party is involved at a site, the costs of investigation and remediation are often allocated among the viable responsible parties on some form of equitable basis. In connection with each of the SSSI Acquisition and the Crown Acquisition, the previous owner retained environmental liabilities relating to pre-closing conditions or occurrences, subject to certain dollar limitations and caps. However, for the reasons set forth above, there could be contamination at some of our current or formerly owned or operated facilities for which we could be liable under applicable environmental laws.

        In addition to the environmental health and safety measures described above, the part of our business that consists of the sale, distribution, installation and warranty repair of large engines and transmissions used in commercial vehicle applications in Texas requires certain Texas state motor vehicle licenses, which are subject to annual renewal.

ITEM 1A.    Risk Factors

Periodic economic and industry downturns may adversely impact our operating results.

        Our equipment sales and, to a lesser extent, our aftermarket parts and service sales depend primarily on the level of activity in the oil and gas industry. The oil and gas industry traditionally has been volatile, is highly sensitive to supply and demand cycles and is influenced by a combination of long-term and cyclical trends including:

  •
  oil and gas prices and industry perceptions of future price levels;

  •
  the cost of exploring for, producing and delivering oil and gas; and

  •
  the ability of oil and gas companies to generate capital for investment purposes.

        Our customers in the oil and gas industry historically have tended to delay capital equipment projects, including maintenance and upgrades, during industry downturns. Accordingly, the recent slowdown in the U.S. and worldwide economic activities that followed the global financial crisis resulted in delays in capital equipment projects, impacting the activities of the industries we serve and resulting in significantly lower new orders. Difficulty in accessing credit markets diminished product demand, adversely affected activities in manufacturing and put downward pressure on selling prices. In the United States, producers generally react to declining oil and gas prices by reducing expenditures. This has in the past, and may in the future, adversely affect our business.

        There can be no assurance that oil and gas prices will remain at current levels or will not decrease significantly. We are unable to predict future oil and gas prices or the level of oil and gas industry activity. A prolonged low level of activity in the oil and gas industry would adversely affect the demand for our products and services and our business, financial condition and results of operations.

We face competition in each of our businesses.

        We encounter competition in all areas of our business. The principal factors on which we compete include performance, quality, customer service, timely delivery of products, product lead times, global reach and presence, brand reputation, breadth of product line, quality of aftermarket service and support and price. In addition, our customers increasingly demand more technologically advanced and integrated products, and we must continue to develop our expertise and technical capabilities in order to manufacture and market these products and associated services successfully. To remain competitive, we must invest continuously in the education of our workforce, manufacturing capabilities and efficiencies, marketing, client service and support, distribution networks and research and development.

        We experience our greatest levels of competition in equipment sales, in terms of both engineered equipment and stand-alone products. We compete with a number of large, well-known OEMs, manufacturers and distributors that, in some cases, have greater financial and human resources, as well as a broader geographical presence, than we do.

        With respect to aftermarket parts and service sales, we compete with regional and local non-OEM parts and service providers, our customers' in-house service providers, non-OEM and remanufactured parts and service providers and, for certain product offerings, other factory-authorized providers.

        Our rental operations compete against large, well-recognized companies. Maintaining a rental fleet requires significant investment from year-to-year. If our access to capital is substantially limited due to contractual restrictions or otherwise, or if capital becomes more costly, we may not be able to make the investments necessary to remain competitive.

Our international equipment sales and aftermarket parts and service operations are subject to risks associated with the political, economic and other uncertainties inherent in foreign operations.

        We have significant equipment sales to customers outside the United States and also maintain aftermarket parts and service operations outside the United States. For Fiscal 2010 and Fiscal 2009, we derived approximately 19.4% and 29.9%, respectively, of our revenues from sales of products and services to customers outside the United States, including sales to U.S. customers for export. We intend to expand our international sales and operations, thereby increasing our exposure to risks associated with operating outside of the United States.

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

  •
  foreign exchange risks resulting from changes in foreign exchange rates, which could increase or decrease our costs and earnings, and the implementation of exchange controls;

  •
  limitations on our ability to reinvest earnings from operations in one country to fund the capital needs of our operations in another country; and

  •
  government regulation and the imposition of, or unexpected adverse changes in, foreign laws or regulatory requirements, including those pertaining to import duties and quotas, taxes, trade and employment restrictions.

        Some of the markets in which we operate are politically unstable and are subject to civil and communal unrest. Riots, strikes, the outbreak of war or terrorist attacks in locations where we have operations or conduct business, could also adversely affect our business.

        Also, we operate in some countries in which the risk of bribery is recognized. We have clear policies addressing our prohibition against illegal payments and have a comprehensive training and certification of compliance program. However, a risk remains despite our efforts. In such circumstances, we could also face fines, sanctions and other penalties from authorities in the relevant jurisdictions, including prohibition of our participating in or curtailment of business operations in those jurisdictions.

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

        In addition, many of our customers and the end-users of our equipment operate in international jurisdictions and therefore are subject to the foregoing risks, as well as other risks associated with international operations. The occurrence of any of these factors may have a material adverse impact on the business and operations of our customers and end-users, which in turn may have a material adverse effect on us.

If our arrangements with our suppliers, including our key OEMs, were to be adversely affected, our equipment sales and aftermarket parts and service businesses may suffer.

        We currently depend on a limited number of suppliers for certain important components for our products, which include diesel engines, transmissions, fluid pumps and material handling equipment. Our purchases from some of these suppliers are not made pursuant to long-term contracts, and our arrangements with these suppliers may be terminated, in the case of certain arrangements, upon certain notifications and, otherwise, upon the occurrence of certain events, many of which may be beyond our control. The loss of any of these suppliers could have a material adverse effect on our business, financial condition and results of operations.

        In addition, a significant portion of the stand-alone equipment that we sell is manufactured by, and, in the case of our engineered equipment, incorporates components provided by, our six key OEMs:

  •
  Detroit Diesel Corporation;

  •
  MTU Friedrichshafen;

  •
  Allison Transmission, Inc.;

  •
  Electro-Motive Diesel, Inc.;

  •
  Hyster Company; and

  •
  Deutz Corporation.

        Approximately 44.4% and 37.1% of our cost of goods sold was attributable to stand-alone products purchased from these OEMs in Fiscal 2010 and Fiscal 2009, respectively. In addition, a material portion of our revenues was attributable to (1) sales of equipment manufactured by us, including components manufactured by these suppliers and (2) servicing and supplying parts for certain products provided by these OEMs, including parts and products that are components of the equipment we manufacture.

        Our OEM supplier arrangements, pursuant to which we distribute stand-alone products manufactured by these OEMs, which are currently effective for varying periods of time and are not exclusive, are subject to risks that include:

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

        The occurrence of any of these could have a material adverse effect on our business, financial condition and results of operations. See "Business—Suppliers and raw materials."

We generally quote our customers a fixed price for the equipment that we sell, which exposes us to the risk of cost overruns if we do not accurately estimate the costs associated with the product.

        Most of our engineered equipment sales contracts are "fixed-price" contracts where the original price may be set at an early stage of the process. The terms of these contracts require us to guarantee the price of products and services that we provide and to assume the risk that the costs to provide such products and services will be greater than anticipated. The profitability of these contracts is therefore dependent on the ability to reasonably predict the costs associated with performing the contracts. These costs may be affected by a variety of factors, some of which are beyond our control. Our failure to accurately estimate the resources required for a project or our failure to complete our contractual obligations in a manner consistent with the project plan upon which our fixed-price contract was based could adversely affect our profitability and could have a material adverse effect on our business, financial condition and results of operations.

Amounts included in our backlog may not result in actual revenue or translate into profits.

        Our backlog may not be realized as revenue or, if realized, may not result in profits. As of January 31, 2011, our equipment order backlog was $375.0 million. Reductions in backlog due to cancellation by a customer or for other reasons could significantly reduce the revenue and profit we actually receive from contracts included in backlog. If our backlog fails to materialize, we could experience a reduction in revenue and a decline in profitability, which would result in a deterioration of our financial condition, profitability and liquidity.

Increased regulation of current fracturing techniques could reduce demand for our well stimulation equipment.

        Fracturing is a process that results in the creation of fractures in geological formations in order to stimulate production from oil and gas wells. Fracturing seeks to increase the rate and ultimate recovery of oil and natural gas. Concerns have been raised over possible environmental damages related to fluids used in the fracturing process. The FRAC (Fracturing Responsibility and Awareness of Chemicals) Act was introduced in the U.S. Congress in June 2010 seeks to amend the Safe Drinking Water Act so that hydraulic fracturing would be regulated on a federal level. A number of state and provincial regulatory authorities are also considering more stringent regulation of fracturing.

        Increased regulation of hydraulic fracturing would likely delay or halt some projects, including unconventional oil and gas projects. Expanded regulations would likely introduce a period of uncertainty as companies determine how to proceed. This could result in a reduction of demand for our products and services and could have a material adverse effect on our business, financial condition and results of operations.

Our and our customers' operations are subject to a variety of environmental, health and safety laws and regulations that may increase our costs, limit the demand for our products and services or restrict our operations.

        Our operations and the operations of our customers are subject to federal, state, local and foreign laws and regulations relating to the protection of the environment and of human health and safety, including laws and regulations governing the investigation and clean-up of contaminated properties, as well as air emissions, water discharges, waste management and disposal. Such laws and regulations have, and are expected to continue to, become more stringent over time, requiring modifications to our products and operations. These laws and regulations affect the products and services that we design, market and sell, as well as the facilities where we manufacture and service our products. In addition, environmental laws and regulations could limit our customers' activities in the oil and gas sector and subsequently the demand for our products.

        Environmental laws and regulations may provide for "strict liability" for damages to the environment or natural resources or threats to public health and safety, rendering a party liable without regard to negligence of or fault on the part of such party. Sanctions for noncompliance may include revocation of permits, temporary or permanent shutdown of certain operations, corrective action orders, administrative or civil penalties, and criminal prosecution. Some environmental laws and regulations provide for joint and several strict liability for the investigation or remediation of spills and releases of hazardous substances, rendering a party potentially responsible for more than its proportionate share of, or responsible for the entire, liability. In addition, we may become subject to claims alleging personal injury or property damage as a result of alleged exposure to hazardous substances, as well as damage to natural resources. Pursuant to certain environmental laws and regulations, we may become subject to liability (including with respect to off-site disposal matters or formerly owned or operated facilities) for the conduct of or conditions caused by others, or for our own acts that were in compliance with all applicable laws and regulations at the time such acts were performed. Any of these laws and regulations could result in claims, fines, expenditures or other requirements that could have a material adverse effect on our business.

        We invest financial and managerial resources to comply with environmental laws and regulations and will continue to do so in the future. We cannot determine the future cost of compliance or the impact of environmental regulation on our future operations. In the future, we and our OEMs may not be able to produce adequate supplies of equipment that are compliant with increasing emission or other environmental standards to meet existing demand, which would have an adverse effect on us. The modification of, or changes in the interpretation or enforcement of, existing laws or regulations, or the adoption of new laws or regulations imposing more stringent environmental restrictions, could have a material adverse effect on our business, financial condition and results of operations.

        Our businesses are subject to a variety of other regulatory restrictions, such as those governing workplace safety and health. The failure to comply with these rules may result in civil penalties and criminal prosecution. Further, laws and regulations in this and other areas are complex and change frequently. Changes in laws or regulations, or in their enforcement or interpretation, could subject us to material costs. We cannot determine the extent to which our future operations and earnings may be so affected.

        We also expect that scientific examination of and political attention to issues surrounding the existence and extent of climate change will continue. A variety of regulatory developments, both domestic and international, have been introduced that are focused on restricting or managing the emission of carbon dioxide, methane and other greenhouse gases. These developments and further legislation that may be enacted, or the development or changes within international accords could adversely affect the demand for or suitability of our products and services.

Our projects are subject to numerous hazards and, our record and reputation for safety is important to our business. If we do not maintain an adequate safety record, we may be ineligible to bid on certain projects, could be terminated from existing projects and our reputation could be harmed.

        Our employees and customers are exposed to numerous hazards during the conduct of our business, including electrical contacts and flashes, fires, natural gas explosions, mechanical failures and transportation accidents. These hazards can cause personal injury and loss of life, severe damage to or destruction of property and equipment and other consequential damages, and may result in suspension of operations, civil damage claims and criminal fines and penalties that could have a material adverse effect on our business and results of operations.

        Our safety record is important. If serious accidents or fatalities occur or our safety record deteriorates, our reputation or prospects for obtaining future business could be negatively affected.

The occurrence of an event not fully covered by insurance could have a material adverse effect on our business, financial condition and results of operations.

        Our insurance does not provide coverage for all risks, and it may not be adequate to cover all claims that may arise. The occurrence of an event not fully covered by insurance could have a material adverse effect on our business, financial condition and results of operations. Moreover, particular types of insurance coverage may not be available to us in the future, we may retain additional risk through higher insurance deductibles or we may be unable to continue to obtain our desired level of insurance coverage at commercially reasonable rates.

        Because many of our products and the products that we distribute are complex and utilize many components, processes and techniques, undetected errors and design flaws may occur. Product defects result in higher product service, warranty and replacement costs and may cause damage to our customer relationships and industry reputation, all of which may negatively impact our results of operations.

        The industries that we serve are subject to inherent risks, including equipment defects, malfunctions, failures and natural disasters. These risks may expose our customers to liability for personal injury, wrongful death, property damage, pollution and other environmental damage. We also may become involved in litigation related to such matters. Any litigation arising from a catastrophic occurrence involving our equipment or services could result in large claims for damages. Any increase in the frequency or severity of such incidents, or the general level of compensation awards with respect to such incidents, could affect our ability to obtain projects from our customers or acquire adequate insurance coverage at commercially reasonable rates. In addition to seeking compensation from us, customers who suffer losses as a result of the occurrence of such events may also reduce or terminate their business with us, which may further harm our results of operations.

We are susceptible to adverse weather conditions affecting the Gulf Coast.

        Certain areas in and near the Gulf Coast experience hurricanes and other extreme weather conditions on a relatively frequent basis. Our headquarters, manufacturing and aftermarket parts and service facilities in Houston are susceptible to significant damage, and our New Orleans and other Gulf Coast facilities are subject to significant damage or total loss by these storms. Damage caused by high winds and floodwater could potentially cause us to curtail operations at these facilities for a significant period of time until damage can be assessed and repaired. Moreover, even if we do not experience direct damage from any of these storms, we may experience disruptions of our operations because customers may curtail their activities due to damage to their facilities in and near the Gulf of Mexico.

        Due to the losses as a consequence of the hurricanes that may affect the Gulf Coast in the future, we may not be able to obtain future insurance coverage comparable to our current coverage, putting us at a greater risk of loss due to severe weather conditions. Future hurricanes in the region may increase costs and deductibles, limit maximum aggregate recoveries under available policies or decrease the availability of insurance. Any significant uninsured losses could have a material adverse effect on our business, financial condition and results of operations.

We may continue to expand through acquisitions of other businesses, which may divert our management's attention, result in dilution to our stockholders and consume resources that are necessary to sustain our business. We may not be able to successfully integrate acquired businesses with our business, and we may not realize the anticipated benefits of such acquisitions.

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

  •
  development of management expertise outside of our existing business;

  •
  diversion of management time and resources;

  •
  harm to our existing business relationships;

  •
  potential loss of key employees of the acquired business; and

  •
  possible divestitures, inventory write-offs and other charges.

        We cannot be certain that we will find suitable acquisition candidates or that we will be able to meet these challenges successfully.

        An acquisition could absorb substantial cash resources, require us to incur or assume debt obligations, or issue additional common or preferred equity. Restrictions in the agreements governing our indebtedness may prohibit us from obtaining additional financing, and, if we are not able to obtain financing, we may not be able to consummate acquisitions.

        Negotiating these transactions can be time-consuming, difficult and expensive, and our ability to close these transactions may often be subject to approvals, including from regulatory authorities, that are beyond our control. Consequently, we can make no assurances that these transactions, once undertaken and announced, will close.

        In addition, following an acquisition, we may have higher expenses and therefore may not achieve the results that we anticipated at the time of the acquisition, especially if we are not able to maintain or increase the revenues of the combined business. Acquired entities also may be highly leveraged, dilutive to our earnings per share or have unknown liabilities.

We may not be able to attract and retain qualified employees.

        There is significant demand in our industry for skilled technicians and other qualified employees, including specialty servicing and material handling technicians, direct manufacturing labor and engineers. This demand is more pronounced in certain locations in which we operate where the demand for skilled workers is high. The delivery of our products and services requires personnel with specialized skills. A significant increase in the wages paid by competing employers could result in a reduction of our skilled labor force, increases in the wage rates that we must pay or both. If either of these events were to occur, our capacity and profitability could be diminished and our growth potential could be impaired.

Failure to maintain key licenses could have a material impact on our operations.

        The part of our business that consists of the sale, distribution, installation and warranty repair of large engines and transmissions used in commercial vehicle applications in Texas requires certain Texas state motor vehicle licenses that are subject to annual renewal. While these licenses historically have been renewed on a regular basis, there can be no assurance that any particular license will be renewed in the future. The termination of, or failure to renew, licenses could have a material adverse effect on our financial position, results of operations and cash flows.

We may be unable to adequately protect or enforce our intellectual property rights or the value thereof, including our rights to use the "Stewart & Stevenson" trademark, which could have a material adverse effect on our business.

        The protection of our patents, trademarks, service marks, copyrights, trade secrets, domain names and other intellectual property rights, including know-how, confidential or proprietary technical and business information, is important to our businesses. In particular, our rights to the "Stewart & Stevenson" trademark and logo are important to our sales and marketing efforts.

        To protect our intellectual property, including our know-how and other proprietary information, we rely on a combination of copyright, patent, trademark, domain name, trade secret and unfair competition laws, along with confidentiality procedures, contractual provisions and other similar measures. While we have registrations for some of our trademarks in certain countries, including the United States, protection for intellectual property rights is territorial, and may not be available or enforceable in every country in which our intellectual property and technology is used. Accordingly, we cannot ensure our ability to use, on an exclusive basis or otherwise, without risk, our intellectual property, including the "Stewart & Stevenson" trademark and logo, particularly in countries where we, or our licensors, do not have trademark registrations, patents for our technology or copyright protection. The risks relating to our intellectual property include, among others, potentially being sued for infringement or other violations, paying related damage awards or other fees and costs or having to redesign or cease use of our intellectual property in a country where a third party has previously established rights in such intellectual property.

        With respect to intellectual property for which we or our licensors currently have protection, there is also the risk that:

  •
  the patents, copyrights, trademarks, domain names, intellectual property licenses and other intellectual property held by, used and/or licensed to us, may be challenged, rejected or determined to be invalid; or

  •
  the confidentiality procedures that we have in place for maintaining trade secrets and other proprietary information may not be properly followed, which may result in the loss of such rights.

        Policing and enforcing our intellectual property rights, protecting our trade secrets and other know-how, and determining the validity and scope of our intellectual property and related rights is important, but requires significant resources, particularly if litigation is necessary. Potential litigation could divert our management's time, attention and resources, delay our product shipments or require us to enter into royalty or license agreements, which may not be available under commercially reasonable terms, if at all. Moreover, the value of our intellectual property rights may be impaired without infringement occurring.

Our level of indebtedness could negatively affect our financial condition, adversely affect our ability to raise additional capital and harm our ability to react to changes to our business.

        At January 31, 2011, we had approximately $192.6 million of indebtedness, consisting of $35.2 million outstanding under our asset-based revolving credit facility, $150.0 million of outstanding senior notes and $7.4 million of other notes payable. We may make additional borrowings at any time under our revolving credit facility, which provides for maximum borrowings of $250.0 million (expandable, subject to certain conditions and commitments, to $325.0 million). Borrowings under our revolving credit facility accrue interest at a floating rate and, accordingly, an increase in interest rates would result in a corresponding increase in our debt servicing requirements. Subject to restrictions in our revolving credit facility and the indenture governing our senior notes, we may also incur additional indebtedness.

        Our level of indebtedness could have important consequences to you, including the following:

  •
  our use of a substantial portion of our cash flow from operations to pay interest on our indebtedness will reduce the funds available to us for operations and other purposes;

  •
  our ability to obtain additional debt or equity financing for working capital, capital expenditures, product development, debt service requirements, acquisitions or general corporate purposes may be impaired;

  •
  our level of indebtedness could place us at a competitive disadvantage compared to our competitors that may have proportionately less debt;

  •
  our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate may be limited; and

  •
  our level of indebtedness makes us more vulnerable to economic downturns and adverse developments in our business.

Our revolving credit facility and the indenture governing our senior notes impose significant operating and financial restrictions on us, which may prevent us from pursuing our business strategies or favorable business opportunities.

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

        The revolving credit facility and the indenture governing the senior notes contain financial and operating covenants with which we must comply during the term of the agreements. These covenants include the maintenance of certain financial ratios, restrictions related to the incurrence of certain indebtedness and investments, and a prohibition on the creation of certain liens. The financial covenant for the revolving credit facility requires that we maintain a fixed charge coverage ratio, as defined in the credit agreement, of at least 1.1 to 1.0 at such time that our available borrowing capacity under the revolving credit facility is $30.0 million or less. The financial covenant for the senior notes, which is applicable were we to incur additional indebtedness (subject to various exceptions set forth in the underlying indenture), requires that, after giving effect to the incurrence of such additional indebtedness, we have a fixed charge coverage ratio, as described in the indenture, of at least 2.5 to 1.0.

        A breach of any of these covenants could result in a default under our revolving credit facility or our senior notes. If any such default occurs, the lenders under our revolving credit facility and the holders of our senior notes may declare all outstanding amounts, together with accrued interest and other amounts payable thereunder, to be immediately due and payable. The lenders under our revolving credit facility also have the right in these circumstances to terminate any commitments they have to provide further funds. In addition, following an event of default under our revolving credit facility, the lenders under the revolving credit facility will have the right to proceed against the collateral granted to them to secure the amounts payable thereunder, and which force us into bankruptcy or liquidation. A default on certain other indebtedness could give rise to cross-default or cross-acceleration rights under our revolving credit facility or our senior notes.

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

        We produce our financial statements in accordance with the requirements of U.S. generally accepted accounting principles ("GAAP"); however, while we have performed our own analysis as to the effectiveness of our internal control over financial reporting, our independent registered public accounting firm has not attested to the effectiveness of our internal accounting control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act ("Section 404"). Effective internal controls are necessary for us to provide reliable financial reports and to prevent fraud. Our efforts to maintain an effective system of controls may not be successful, and we may be unable to maintain adequate controls over our financial processes and reporting in the future, including compliance with the obligations under Section 404. Any failure to maintain effective internal controls, difficulties encountered in their implementation or other effective improvement of our internal controls could impact our operating results or cause us to fail to meet our reporting obligations. Given the difficulties inherent in the design and operation of internal controls over financial reporting, in the future, we may not be able to conclude that our internal control is effective. Ineffective internal controls may subject us to regulatory scrutiny and a loss of confidence in our reported financial information, which could have an adverse effect on our business.

The interests of the controlling holder of our common equity may not be aligned with your interests.

        Mr. Hushang Ansary, our Chairman of the Board of Directors, indirectly beneficially owns a substantial majority of our common equity. As a result, Mr. Ansary is in a position to control our affairs, policies and decisions to enter into any transaction. In this context, circumstances may occur in which the interests of Mr. Ansary as an equity owner may conflict with the interests of holders of our senior notes. In addition, Mr. Ansary may have an interest in pursuing acquisitions, divestitures or other transactions that could enhance his equity investment in us, even though such transactions might involve risks to holders of our senior notes.

ITEM 1B.    Unresolved Staff Comments

        None.

ITEM 2.    Properties

        In addition to our leased headquarters in the central business district of Houston, Texas, we also maintain over 2.5 million square feet of manufacturing, service and sales facilities throughout the central United States, Canada, Colombia and Venezuela, as well as sales offices in Beijing and Moscow. We have a total of 57 facilities, of which 48 are located in the United States and Canada (17 are owned and 31 are leased), and the remaining nine, all of which are leased, are located abroad.

        Our facilities are located close to major onshore and offshore petroleum producing regions in the United States and in a number of the world's energy producing nations. A summary of our major locations is shown below:

Location	Leased /Owned	Segment
Dallas, TX	Owned	Distribution
Houston, TX (East)	Owned	Distribution
Houston, TX (Northwest)	Owned	Manufacturing
Odessa, TX	Owned	Distribution
Denver, CO	Owned	Distribution
San Antonio, TX	Owned	Distribution
New Orleans, LA	Owned/Leased	Distribution
Farmington, NM	Owned	Distribution
Corpus Christi, TX	Owned	Distribution
Odessa, TX	Leased	Manufacturing
Edmond, OK	Leased	Manufacturing
Victoria, TX	Leased	Manufacturing
Calgary, Canada	Leased	Manufacturing

        For the fiscal year ended January 31, 2011, our international assets represented approximately 10.7% of our total assets.

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

        During Fiscal 2009, the State of Texas began conducting a sales and use tax audit for Fiscal 2006, 2007 and 2008. Recently, the audit period has been expanded to include Fiscal 2009. In the second quarter of Fiscal 2009, we completed a preliminary analysis and recorded our then best estimate of probable loss as a charge to selling and administrative expenses and other current liabilities in our consolidated financial statements. As the audit process and periods have evolved, we have continued to evaluate this analysis and have recorded adjustments to the accrual reflecting our best estimate of probable loss. The audit remains in process and, accordingly, our ultimate loss could be greater, or less, than the amounts we have recorded.

        We are also a defendant in a number of lawsuits relating to matters normally incident to our business. No individual case, or group of cases presenting substantially similar issues of law or fact, is expected to have a material effect on the manner in which we conduct our business or on our consolidated results of operations, financial position or liquidity. We maintain certain insurance policies that provide coverage for product liability and personal injury cases. These insurance policies are subject to a self-insured retention for which we are responsible, which is generally $500,000 for newer cases and $1.0 million for cases initiated before Fiscal 2009. We have established reserves that we believe to be adequate based on current evaluations and our experience in these types of claim situations. Nevertheless, an unexpected outcome or adverse development in any such case could have a material adverse impact on our consolidated results of operations in the period in which it occurs.

ITEM 4.    [Removed and Reserved]

PART II

ITEM 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

        As of January 31, 2011, there were four record holders of our outstanding units. There is no established public trading market for any class of our common equity.

        Our income is reported for federal and certain states by our shareholders. We make quarterly distributions to them to fund these tax obligations. During Fiscal 2010, 2009 and 2008, $0.3 million, $5.6 million and $33.6 million, respectively, was distributed to shareholders for their tax obligations.

ITEM 6.    Selected Financial Data

        The following table sets forth our selected historical consolidated financial data as of and for each of the five years ended January 31, 2007, 2008, 2009, 2010 and 2011. The selected historical consolidated financial data was derived from our audited consolidated financial statements included elsewhere in this Annual Report or in our previous SEC filings. The selected historical financial data for the year ended January 31, 2008 includes the results of the Crown Acquisition from the date of its acquisition on February 26, 2007. You should read this information in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and related notes included elsewhere in this Annual Report.

	Year ended January 31,
(Dollars and units in thousands)	2007	2008	2009	2010	2011
Statement of operations data:
Sales	$942,148	$1,335,427	$1,217,142	$688,676	$861,234
Cost of sales	774,060	1,070,396	1,002,166	577,028	715,967

Gross profit	168,088	265,031	214,976	111,648	145,267
Selling and administrative expenses	108,005	139,947	138,141	114,188	104,252
Impairment of goodwill and indefinite-lived intangible assets(1)	—	—	—	—	31,487
Other (income) expense, net	(1,900)	(989)	(1,311)	54	(1,026)

Operating profit (loss)	61,983	126,073	78,146	(2,594)	10,554
Interest expense, net	19,756	29,058	24,931	20,489	19,886

Earnings (loss) before income taxes	42,227	97,015	53,215	(23,083)	(9,332)
Income tax expense(2)	742	5,192	2,659	816	700

Net earnings (loss)	41,485	91,823	50,556	(23,899)	(10,032)
Preferred dividends	(4,017)	—	—	—	—

Net earnings (loss) available for common unit holders	$37,468	$91,823	$50,556	$(23,899)	$(10,032)

Net earnings (loss) per unit:
Basic	$0.51	$0.92	$0.51	$(0.24)	$(0.10)
Diluted	$0.41	$0.92	$0.51	$(0.24)	$(0.10)
Net earnings (loss) available for common unit holders per common unit:
Basic	$0.46	$0.92	$0.51	$(0.24)	$(0.10)
Diluted	$0.41	$0.92	$0.51	$(0.24)	$(0.10)
Weighted average units outstanding:
Basic	80,745	100,005	100,005	100,005	100,005
Diluted	100,005	100,005	100,005	100,005	100,005
Balance sheet data (end of period):
Working capital(3)	$214,718	$318,072	$313,574	$245,485	$238,271
Cash & cash equivalents	5,852	12,382	2,006	3,321	9,168
Property, plant and equipment, net	61,303	82,606	93,170	79,206	75,077
Total assets	456,801	673,621	653,962	514,525	567,603
Total debt	204,474	294,592	285,370	228,113	192,622
Total shareholders' equity	94,872	174,941	179,944	155,622	149,034

(1)
See discussion of this impairment in Item 7—"Critical accounting policies—Goodwill and indefinite-lived intangible assets."

(2)
We conduct our operations as Stewart & Stevenson LLC, a limited liability company, and, as a result, U.S. federal and certain state income taxes are paid by the holders of our equity interests. Therefore, no U.S. federal income tax expense was recorded in our statements of operations. The amounts shown reflect income tax expense associated with foreign jurisdictions and certain state taxes.

(3)
Working capital is total current assets minus total current liabilities.

ITEM 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion should be read in conjunction with "Selected Financial Data" and our consolidated financial statements and related notes included elsewhere in this Annual Report. The following information contains forward-looking statements, which are subject to risks and uncertainties. Should one or more of these risks or uncertainties materialize, our actual results may differ from those expressed or implied by the forward-looking statements.

Overview

        We are a leading designer, manufacturer and provider of specialized equipment and aftermarket parts and service for the oil and gas industry and other industries that we have served for over 100 years.

        Our wide range of products covers hydraulic fracturing, well stimulation, workover, intervention and drilling operations. These products include well stimulation equipment; pumping, acidizing, coiled tubing, cementing and nitrogen units; drilling rigs and workover rigs; power generation systems; and electrical support and distribution systems, as well as engines, transmissions, prime movers and material handling equipment. We have a substantial installed base of products, which provides us with significant opportunities for recurring, higher-margin aftermarket parts and service revenues from customers in the oil and gas, power generation and various other industries. In addition, we provide rental equipment to our customers, including generator sets, air compressors, rail car movers and material handling equipment.

        EBITDA means earnings before interest, taxes, depreciation, amortization and impairment of goodwill and indefinite-lived intangible assets and is a non-GAAP financial measure. We use EBITDA because we believe that such a measurement is a widely accepted financial indicator used by investors and analysts to analyze and compare companies on the basis of operating performance and that this measurement may be used by some investors and others to make informed investment decisions. You should not consider it in isolation from or as a substitute for net income or cash flow measures prepared in accordance with GAAP or as a measure of profitability or liquidity. EBITDA has limitations as an analytical tool, and you should not consider it in isolation, or as a substitute for analysis of our results as reported under U.S. GAAP. Some of the limitations are:

  •
  EBITDA does not reflect our cash expenditures, or future requirements for capital expenditures or contractual commitments;

  •
  EBITDA does not reflect changes in, or cash requirements for, our working capital needs;

  •
  EBITDA does not reflect the significant interest expense, or the cash requirements necessary to service interest or principal payments on our debt; and

  •
  although depreciation, amortization and impairment of goodwill and indefinite-lived intangible assets are non-cash charges, certain of these assets are being depreciated and amortized and will have to be replaced in the future, and EBITDA does not reflect any cash requirements for such replacements.

        In Fiscal 2010, we generated revenues of $861.2 million, operating profit of $10.6 million and EBITDA of $59.1 million, compared with revenues of $688.7 million, operating loss of $2.6 million and EBITDA of $15.8 million in Fiscal 2009 and revenues of $1,217.1 million, operating profit of $78.1 million and EBITDA of $97.0 million in Fiscal 2008.

        EBITDA calculations by one company may not be comparable to EBITDA calculations made by another company. The following table provides a reconciliation of net earnings (loss) (a GAAP financial measure) to EBITDA (a non-GAAP financial measure):

	Fiscal Year ended January 31,
(Dollars in thousands)	2011	2010	2009
Net (loss) earnings	$(10,032)	$(23,899)	$50,556
Add:
Interest expense, net	19,886	20,489	24,931
Income tax expense	700	816	2,659
Depreciation and amortization	17,053	18,402	18,869
Impairment of goodwill and indefinite-lived intangible assets	31,487	—	—

EBITDA (unaudited)	$59,094	$15,808	$97,015

Business drivers and measures

Revenue factors

        Oil and gas industry capital expenditures.    Sales of our equipment are significantly driven by the capital spending programs of our customers. Growing worldwide demand for energy has resulted in significantly increased capital expenditures by oil and gas producers in recent years. We believe that we are well positioned for the rapid growth in the development of unconventional oil and gas resources, particularly in North America, which require utilization of technologically advanced well stimulation equipment of the nature that we provide. Although commodity price fluctuations may impact the level of oil and gas exploration activity in the long term, we believe the capital spending programs of our customers at this time continue to be strong. A decrease in the capital spending programs of our customers would adversely impact our equipment sales and, to a lesser extent, our aftermarket parts and service and rental sales. Approximately 77.6% and 72.2% of our revenues in Fiscal 2010 and Fiscal 2009, respectively, came from customers in the oil and gas industry.

        Non-oil and gas industries.    We believe that many of the non-oil and gas industries we serve, particularly the commercial vehicle and material handling industries, provide us with opportunities to continue to grow our business.

        Aftermarket parts and service demand.    In addition, we provide aftermarket parts and service and rent equipment to customers in the oil and gas, power generation, marine, mining, construction, commercial vehicle and material handling industries. These sales generated approximately 34.9% and 39.8% of our revenues during Fiscal 2010 and Fiscal 2009, respectively. We provide aftermarket parts and service for equipment manufactured by approximately 100 manufacturers, including products manufactured by us and our key OEMs, and our aftermarket business provides us with a recurring revenue stream. Our rental revenue includes generators, compressors and material handling equipment.

        Backlog.    Among the metrics we track to monitor demand in our business is equipment order backlog. We define backlog as unfilled equipment orders that consist of written purchase orders or signed contracts accompanied, if required by our credit policies, by credit support (typically down payments or letters of credit). As of January 31, 2011, our equipment order backlog was $375.0 million, compared to $203.2 million as of January 31, 2010.

        Backlog of $375.0 million as of January 31, 2011 includes $37.5 million of related party transactions reflecting an order in Fiscal 2009 from an affiliate. Revenue recognition from this transaction will be deferred until title to the product passes to a third party and all other revenue recognition criteria have been met. A deposit in the amount of $31.2 million is recorded as a customer deposit in our consolidated balance sheet. Included in inventories, net is $29.5 million in costs related to this contract, and no amounts have been recorded in the consolidated statements of operations through January 31, 2011.

        Seasonality.    Our revenues are not significantly affected by seasonality.

Operational factors

        Ensuring timely supply of components.    While we believe that the opportunities to grow our business are significant, there are also challenges and uncertainties we face in executing our business plans. In the current environment of strong demand for products and services of the type we provide, our ability to procure certain components on a timely basis to meet the delivery needs of our customers is a concern. A substantial portion of the products we sell includes components provided by our six key OEMs and on occasion we need to rely upon alternative sources of supply for those components because of the current levels of high demand for the components we require. Our ability to satisfy the delivery requirements of a customer on a timely basis is critical to our success.

        Labor market constraints.    Although we have the benefit of a highly trained and experienced workforce, we believe that attracting and retaining high quality and experienced personnel is a significant challenge in the current competitive environment, particularly in oil- and gas-related activities. Accordingly, we place particular emphasis on career development programs that seek to improve the retention of employees, including senior and middle management.

Presentation of historical financial information

        Our fiscal year begins on February 1 of the stated year and ends on January 31 of the following year. For example, Fiscal 2010 began on February 1, 2010 and ended on January 31, 2011. We report results on the fiscal quarter method, with each quarter comprising approximately 13 weeks.

Operation as an LLC

        We have conducted our operations through Stewart & Stevenson LLC, a limited liability company, and, as a result, U.S. federal and certain state income taxes were paid by the holders of our equity interests. Therefore, no U.S. federal income tax expense is recorded in our statement of operations. The amounts shown under "income taxes" in our audited consolidated financial statements reflect income tax expense associated with foreign jurisdictions and certain state taxes.

Segment presentation

        We recently revised our segment presentation to present the following reportable segments:

  •
  Manufacturing, which includes the design, manufacture and marketing of equipment for oilfield service providers, drilling and workover contractors, U.S. and international oilfield service companies, and national oil companies. We provide parts and service to customers primarily in the oil and gas industry.

  •
  Distribution, which includes the distribution of stand-alone products and the provision of aftermarket parts and service for products manufactured by us, our key OEMs and other manufacturers, as well as the renting of equipment, including generator sets, rail car movers and material handling equipment.

  •
  Corporate and shared services, which includes administrative overhead normally not associated with specific activities within our operating segments.

        For more information on our segments, see "—Segment data."

        In our prior reports filed with the SEC, we presented four segments: equipment, aftermarket parts and service, rental and corporate. The audited consolidated financial statements included elsewhere in this Annual Report have been recast to reflect our new segment presentation.

Critical accounting policies

Use of estimates and assumptions

        The preparation of financial statements in conformance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of sales and expense during the reporting period. We evaluate our estimates on an ongoing basis, based on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates.

Revenue recognition

        Revenue from equipment and parts sales is recognized when the product is shipped, collection is reasonably assured, risks of ownership have been transferred to and accepted by the customer and contract terms are met. Cash discounts or other incentives to customers are recorded as a reduction of revenue. Revenue from service agreements is recognized as earned when services have been rendered. Revenue from rental agreements is recognized on a straight-line basis over the rental period. We report revenue net of any revenue-based taxes assessed by governmental authorities.

        With respect to long-term equipment contracts, revenue is recognized using the percentage-of-completion method. The majority of our contracts are fixed-price contracts, and measurement of progress toward completion is based on direct labor hours incurred. For long-term equipment contracts to build land-based drilling, workover and service rigs, measurement of progress toward completion is based on the cost-to-cost method. Changes in estimates for revenues, costs to complete and profit margins are recognized in the period in which they are reasonably determinable. Any anticipated losses on uncompleted contracts are recognized whenever evidence indicates that the estimated total cost of a contract exceeds its estimated total revenue. With respect to cost-plus-fixed-fee contracts, we recognize the fee ratably as the actual costs are incurred, based upon the total fee amounts expected to be realized upon completion of the contracts. Bid and proposal costs are expensed as incurred.

        Recoverable costs and accrued profits not yet billed ("Unbilled Revenue") represent the cumulative revenue recognized less the cumulative billings to the customer. Any billed revenue that has not been collected is reported as accounts receivable. The timing of when we bill our customers is generally based upon advance billing terms or contingent upon completion of certain phases of the work, as stipulated in the contract. Billings in excess of incurred costs represent progress billings in excess of Unbilled Revenue.

        We frequently sell equipment together with "start-up" services, which typically involve adding fuel to the engine, starting the equipment for the first time and observing it to ensure that it is operating properly. In cases where start-up services are required on an equipment sale, the estimated start-up costs are accrued when revenue from the equipment sale is recognized.

Accounts receivable

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

Inventories

        Inventories are stated at the lower of cost or market, with cost primarily determined on a first-in, first-out ("FIFO") basis and market determined on the basis of estimated realizable values. We purchase a considerable amount of our inventory for resale from independent manufacturers pursuant to distribution agreements. Cost represents invoice or production cost for new items and original cost less allowance for condition for used equipment inventory. Production cost includes material, labor and manufacturing overhead. When circumstances dictate, we write inventory down to its estimated realizable value based upon assumptions about future demand, technological innovations, market conditions, plans for disposal and the physical condition of products. Shipping and handling costs are expensed as incurred in cost of sales. Shipping and handling costs billed to customers are recorded as sales.

Goodwill and indefinite-lived intangible assets

        We perform an impairment test for goodwill and indefinite-lived intangible assets annually during the fourth quarter, or earlier if indicators of potential impairment exist. Our goodwill impairment test involves a comparison of the fair value of each of our reporting units with their carrying value. Our impairment test for indefinite-lived intangible assets involves the comparison of the fair value of the intangible asset and its carrying value. The fair value is determined using discounted cash flows ("income approach") and other market-related valuation models, including earnings multiples ("public company market approach") and comparable asset market values ("transaction approach"). Certain estimates and judgments are required in the application of these fair value models. The income approach consists of estimating the future cash flows that are directly associated with each of our reporting units. There are significant inherent uncertainties and management judgment involved in estimating the fair value of each reporting unit, including historical experience and future expectations such as budgets and industry projections. We believe we have made reasonable estimates and assumptions to estimate the fair value of our reporting units.

        We performed the first step for our annual impairment test, which compares the fair value of our reporting units to their carrying values, during the Fiscal 2010 fourth quarter and the result of this test indicated that a probable impairment existed for our Crown reporting unit. The Fiscal 2010 results of operations for the Crown reporting unit did not achieve our expectations. In particular, the anticipated rebound for and growth in rig and well stimulation equipment sales and backlog growth for the Crown reporting unit have not reached pre-2009 levels. These assumptions had been factored into our budgets and forecasts and specific sales were anticipated to occur during Fiscal 2010, including the fourth quarter, coupled with growth in backlog for these products. Because oil prices have risen, it was anticipated that capital spending for land-based drilling, workover and service rigs would return and be reflected in backlog and equipment ordering trends. As a result of this prolonged downturn, our cash flow projections for Crown have been substantially revised downward.

        The Crown reporting unit had goodwill of $28.7 million and indefinite-lived intangible assets (trademarks) of $4.1 million subject to this annual impairment test. In determining the fair value in the step one test, the material assumptions used for the income approach included a weighted average cost of capital of 21.4% and a long-term growth rate of 4.1%. Based on our future cash flow projections for the Crown reporting unit, the result of the income approach indicated the carrying amount of the Crown reporting unit exceeded its estimated fair value. In addition, these cash flow projections did not result in meaningful market-related comparisons under the public company market and transaction approaches. Therefore, under the second step of the impairment test, we allocated the estimated fair value indicated by the income approach to the identifiable tangible and intangible assets and liabilities based on their respective values. This allocation indicated a partial impairment for the indefinite-lived intangible assets and no residual value for goodwill.

        The below table details the impact of this impairment charge, which resulted in an overall decrease to goodwill and intangibles, net in our consolidated balance sheets of $31.5 million as follows:

	Indefinite-Lived Intangible Assets	Goodwill
Crown reporting unit before impairment test	$4,084	$28,653
Impairment charges	(2,834)	(28,653)

Crown reporting unit after impairment test	$1,250	$—

        We recorded a $31.5 million impairment charge in our consolidated results of operations for Fiscal 2010.

Long-lived assets

        Long-lived assets, which include property, plant and equipment and acquired definite-lived intangible assets, comprise a significant amount of our total assets. We carry our property, plant and equipment at cost less accumulated depreciation. Maintenance and repairs are expensed as incurred and expenditures for renewals, replacements and improvements are capitalized. We depreciate our property, plant and equipment on a straight-line basis over their estimated useful lives. Definite-lived intangibles are amortized on a straight-line basis over their estimated useful lives.

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

Buildings	10 - 25 years
Leasehold improvements	Lesser of lease term or asset life
Rental equipment	2 - 8 years
Machinery and equipment	4 - 7 years
Computer hardware and software	3 - 4 years
Intangible assets	4 months - 27 years

        In estimating the useful lives of our property, plant and equipment, we rely primarily on our actual experience with the same or similar assets. The useful lives of our definite-lived intangible assets are determined by the years over which we expect the assets to generate a benefit based on legal, contractual or regulatory terms.

        We assess the valuation of components of our property, plant and equipment and definite-lived intangible assets whenever events or circumstances dictate that the carrying value might not be recoverable. We base our evaluation on indicators such as the nature of the assets, the future economic benefit of the assets, any historical or future profitability measurements and other external market conditions or factors that may be present. If such factors indicate that the carrying amount of an asset or asset group may not be recoverable, we determine whether impairment has occurred by analyzing an estimate of undiscounted future cash flows at the lowest level for which identifiable cash flows exist. If our estimate of undiscounted future cash flows during the estimated useful life of the asset is less than the carrying value of the asset, we recognize a loss for the difference between the carrying value of the asset and its estimated fair value, measured by the present value of estimated future cash flows or other means, as appropriate under the circumstances.

Warranty costs

        Generally, the only warranty provided to our customers for products we sell that were originally manufactured by others, including our key OEMs, is the warranty provided by those original manufacturers. We warrant products manufactured, and services provided, by us for periods of three to 18 months. Based on historical experience and contract terms, we accrue the estimated cost of our product and service warranties at the time of sale or, in some cases, when specific warranty exposures are identified and quantifiable. Accrued warranty costs are adjusted periodically to reflect actual experience. Certain warranty and other related claims involve matters of dispute that ultimately are resolved by negotiation, arbitration or litigation. Occasionally, a material warranty issue can arise that is beyond our historical experience. We accrue for any such warranty issues as they become known and estimable.

Customer deposits

        We sometimes collect advance customer deposits to secure customers' obligations to pay the purchase price of ordered equipment. For long-term construction contracts, these customer deposits are recorded as current liabilities until construction begins. During construction, the deposit liability is reclassified into billings in excess of incurred costs and, ultimately, recognized into revenue under the percentage-of-completion method. For all other sales, these deposits are recorded as current liabilities until revenue is recognized.

Insurance

        We maintain a variety of insurance for our operations that we believe to be customary and reasonable. We are self-insured up to certain levels in the form of deductibles and retentions for general liability, vehicle liability, group medical and workers' compensation claims. Other than normal business and contractual risks that are not insurable, our risks are commonly insured against and the effect of a loss occurrence is not expected to be significant. We accrue for estimated self-insurance costs and uninsured exposures based on estimated development of claims filed and an estimate of claims incurred but not reported as of each balance sheet date. We regularly review estimates of reported and unreported claims and provide for losses accordingly.

Comparison of results of operations—Fiscal 2010 and Fiscal 2009

Sales

        In Fiscal 2010, our sales were $861.2 million, an increase of $172.6 million, or 25.1%, compared to the same period of Fiscal 2009 sales of $688.7 million. The increase in sales impacted both segments and was attributable primarily to an overall increase in equipment sales in the manufacturing segment to customers in the oil and gas industry for our well stimulation equipment. Parts and service sales increased in both segments and higher transmission sales for oilfield equipment were primarily responsible for the increase in equipment sales for the distribution segment.

        A breakdown of sales for the periods is as follows:

	For the Year Ended January 31,		Change
(Dollars in thousands)	2011	2010	$	%
Manufacturing segment
Equipment	$321,008	$230,796	$90,212	39.1%
Parts and service	21,386	15,558	5,828	37.5%

Total manufacturing sales	$342,394	$246,354	$96,040	39.0%
Distribution segment
Equipment	$216,251	$164,846	$51,405	31.2%
Parts and service	279,341	258,082	21,259	8.2%
Rentals	23,248	19,394	3,854	19.9%

Total distribution sales	$518,840	$442,322	$76,518	17.3%

Total sales	$861,234	$688,676	$172,558	25.1%

Operating profit (loss)
Manufacturing(1)	$11,277	$15,875	$(4,598)	(29.0)%
Distribution	37,481	23,640	13,841	58.5%
Corporate and shared services	(38,204)	(42,109)	3,905	(9.3)%

Total operating profit	$10,554	$(2,594)	$13,148

Operating profit percentage
Manufacturing(1)	3.3%	6.4%
Distribution	7.2%	5.3%
Consolidated	1.2%	(0.4)%

(1)
The Fiscal 2010 operating profit for the manufacturing segment includes the impact of the $31.5 million goodwill and indefinite-lived intangible assets impairment charge for Crown.

        Manufacturing sales increased by 39.0%, or $96.0 million, during Fiscal 2010 compared to Fiscal 2009, of which $90.2 million of this increase was related to equipment sales and $5.8 million was related to an increase in parts and service sales. The increase in equipment sales was primarily attributable to higher sales volumes for well stimulation equipment, which was partially offset by lower sales volumes in power generation (associated with deepwater drilling rig build cycles) and rigs as follows:

	For the Fiscal Year Ended
			Change
	January 31, 2011	January 31, 2010
(Dollars in thousands)			$	%
Manufacturing equipment sales
Well stimulation	$275,271	$60,016	$215,255	358.7%
Power generation	17,889	116,749	(98,860)	(84.7)%
Rigs	14,673	42,215	(27,542)	(65.2)%
Seismic products	6,192	2,220	3,972	178.9%
Electric products	5,382	6,931	(1,549)	(22.3)%
Other	1,601	2,665	(1,064)	(39.9)%

Total equipment	$321,008	$230,796	$90,212	39.1%

        Distribution sales increased by $76.5 million to $518.8 million in Fiscal 2010 compared to $442.3 million in Fiscal 2009. The increase in distribution sales was due to increased equipment sales of $51.4 million, parts and service of $21.3 million and rentals of $3.8 million. The increase in transmissions is due to higher sales volumes for oilfield equipment. Equipment sales increased due to the following changes in our distribution products:

	For the Year Ended January 31,		Change
(Dollars in thousands)	2011	2010	$	%
Distribution equipment sales
Power generation	$48,427	$48,348	$79	0.2%
Engines	28,845	32,631	(3,786)	(11.6)%
Transmissions	47,661	17,769	29,892	168.2%
Prime movers	34,488	26,962	7,526	27.9%
Material handling	31,099	24,609	6,490	26.4%
Rail car movers	11,638	8,390	3,248	38.7%
Other	14,093	6,137	7,956	129.6%

Total equipment sales	$216,251	$164,846	$51,405	31.2%

Gross profit

        Our gross profit was $145.3 million for Fiscal 2010 compared to $111.6 million for Fiscal 2009, reflecting an increase in gross profit margin from 16.2% to 16.9%. Our gross profit margin increased by 0.7 points due to higher sales volumes and product mix. The manufacturing segment gross profit margin increased from 15.4% to 17.0%, an increase of 1.6 points. The distribution segment gross profit margin remained flat at 16.8%.

Selling and administrative expenses

        Selling and administrative expenses decreased by $9.9 million to $104.3 million for Fiscal 2010, primarily as a result of the following items, which impacted Fiscal 2009: (i) an accrual for a probable sales tax liability ($3.4 million); (ii) the settlement and defense of a claim ($3.5 million); and (iii) the closure of a facility ($0.9 million). Further decreases in overall selling and administrative expenses have been experienced in Fiscal 2010, including lower professional and legal fees, bad debt expense and depreciation, partially offset by higher compensation expense. As a result, selling and administrative expenses as a percentage of sales decreased to 12.1% in Fiscal 2010 from 16.6% for Fiscal 2009.

Other (income) expense, net

        Other income increased by $1.1 million to $1.0 million for Fiscal 2010, mainly as the result of gains associated with foreign currency derivative instruments in Fiscal 2010, and lower foreign currency transaction losses associated with our foreign subsidiaries in Fiscal 2010 as compared to Fiscal 2009. Our foreign subsidiaries in Canada, Colombia and Venezuela generated 4.0%, 3.9% and 0.3%, respectively, of our sales for Fiscal 2010.

Operating profit

        Our operating profit increased to $10.6 million, or 1.2% of sales, during Fiscal 2010 from an operating loss of $2.6 million, or 0.4% of sales, in Fiscal 2009, primarily as the result of higher sales volumes, gross profit margins and lower selling and administrative expenses; however, operating profit margin was significantly reduced by the impact of the goodwill and indefinite-lived intangible assets impairment charge of $31.5 million. See discussion of this impairment in Item 7— "Critical accounting policies—Goodwill and indefinite-lived intangible assets."

Interest expense, net

        Interest expense, net for Fiscal 2010 decreased by $0.6 million compared to Fiscal 2009, primarily as a result of lower outstanding borrowings and interest rates for our revolving credit facility during Fiscal 2010, partially offset by higher interest income during Fiscal 2009.

Comparison of the results of operations—Fiscal 2009 and Fiscal 2008

Sales

        For Fiscal 2009, our sales were $688.7 million, a decrease of $528.5 million, or 43.4%, compared to Fiscal 2008 sales of $1,217.1 million. The decrease in sales impacted both segments and resulted from low customer confidence due to the weak U.S. and global economies, tight credit markets and unstable gas and oil prices.

        A breakdown of sales for these periods is as follows:

	For the Year Ended January 31,		Change
(Dollars in thousands)	2010	2009	$	%
Manufacturing segment
Equipment	$230,796	$485,165	$(254,369)	(52.4)%
Parts and service	15,558	34,890	(19,332)	(55.4)%

Total manufacturing sales	$246,354	$520,055	$(273,701)	(52.6)%
Distribution segment
Equipment	$164,846	$307,754	$(142,908)	(46.4)%
Parts and service	258,082	347,898	(89,816)	(25.8)%
Rentals	19,394	41,435	(22,041)	(53.2)%

Total distribution sales	$442,322	$697,087	$(254,765)	(36.5)%

Total sales	$688,676	$1,217,142	$(528,466)	(43.4)%

Operating profit (loss)
Manufacturing	$15,875	$50,110	$(34,235)	(68.3)%
Distribution	23,640	66,456	(42,816)	(64.4)%
Corporate and shared services	(42,109)	(38,420)	(3,689)	9.6%

Total operating (loss) profit	$(2,594)	$78,146	$(80,740)	(103.3)%

Operating (loss) profit percentage
Manufacturing	6.4%	9.6%
Distribution	5.3%	9.5%
Consolidated	(0.4)%	6.4%

        Manufacturing sales decreased by 52.6%, or $273.7 million, during Fiscal 2009 compared to Fiscal 2008. The decrease in sales was attributable to lower equipment sales of $254.4 million and net decreases in parts and service of $19.3 million. Equipment sales decreased for all products, except power generation equipment (due to higher demand associated with deepwater drilling rig build cycles) and other equipment, as indicated in the following chart:

	For the Year Ended January 31,		Change
(In thousands)	2010	2009	$	%
Manufacturing equipment sales
Well stimulation	$60,016	$255,343	$(195,327)	(76.5)%
Rigs	42,215	121,145	(78,930)	(65.2)%
Power generation	116,749	58,141	58,608	100.8%
Seismic	2,220	36,776	(34,556)	(94.0)%
Electric products	6,931	12,131	(5,200)	(42.9)%
Other	2,665	1,629	1,036	63.6%

Total equipment sales	$230,796	$485,165	$(254,369)	(52.4)%

        Distribution sales fell by 36.5%, or $254.8 million, to $442.3 million during Fiscal 2009 from $697.1 million in Fiscal 2008. Equipment sales fell by $142.9 million, parts and service sales fell by $89.8 million, and rental sales fell by $22.1 million. Rental sales during Fiscal 2008 included revenues of approximately $11.2 million related to Hurricanes Gustav and Ike, which were not repeated during Fiscal 2009. Sales of equipment by product decreased as follows:

	For the Year Ended January 31,		Change
(In thousands)	2010	2009	$	%
Distribution equipment sales
Power generation	$48,348	$58,358	$(10,010)	(17.2)%
Engines	32,631	65,344	(32,713)	(50.1)%
Transmissions	17,769	49,757	(31,988)	(64.3)%
Prime movers	26,962	52,658	(25,696)	(48.8)%
Material handling	24,609	52,468	(27,859)	(53.1)%
Rail king	8,390	20,230	(11,840)	(58.5)%
Other	6,137	8,939	(2,802)	(31.3)%

Total equipment sales	$164,846	$307,754	$(142,908)	(46.4)%

Gross profit

        Our gross profit was $111.6 million for Fiscal 2009, a decrease of $103.4 million, compared to $215.0 million in Fiscal 2008, reflecting a decline in gross profit margin from 17.7% to 16.2%, due to lower sales volumes, product mix and pricing pressures. The manufacturing segment gross profit margin increased slightly from 14.6% to 15.4%, primarily driven by changes in product mix. The distribution segment gross profit margin decreased from 20.1% to 16.8%, as a result of changes in product mix, pricing pressures and increases in indirect costs such as inventory reserves.

Selling and administrative expenses

        Selling and administrative expenses decreased by $23.9 million to $114.2 million in Fiscal 2009 compared to $138.1 million in Fiscal 2008. Selling and administrative expenses as a percentage of sales increased to 16.6% from 11.3% for Fiscal 2009, primarily as a result of the impact of lower sales volumes and our fixed costs. The decrease of $23.9 million during Fiscal 2009 was partially offset by approximately $3.4 million related to an accrual for a probable sales tax liability and $3.5 million related to the settlement and defense of a claim. Fiscal 2008 included legal and professional expenses of approximately $2.6 million associated with the pursuit of strategic alternatives, $1.6 million related to Sarbanes-Oxley 404 internal controls implementation costs, and $3.2 million of non-cash amortization of other intangible assets.

Other expense (income), net

        Other expense was $0.1 million in Fiscal 2009, a decrease of $1.4 million compared to other income of $1.3 million in Fiscal 2008, mainly as the result of foreign currency transaction losses associated with our Canadian subsidiary, partially offset by realized gains associated with our foreign currency derivative instruments in place at that time.

Operating (loss) profit

        Our operating loss was $2.6 million, or 0.4% of sales, in Fiscal 2009, compared to operating profit of $78.1 million, or 6.4% of sales, in Fiscal 2008, primarily as the result of lower sales and gross profit margins.

Interest expense, net

        Net interest expense was $20.5 million in Fiscal 2009, a decrease of $4.4 million compared to net interest expense of $24.9 million in Fiscal 2008. The decrease in interest expense was primarily a result of lower outstanding balances and lower interest rates for our revolving credit facility and an increase in interest income as compared to Fiscal 2008.

Segment data

        In our prior reports filed with the SEC, we presented four segments: equipment, aftermarket parts and service, rental and corporate. We have revised our segments to the following three segments: manufacturing, distribution and corporate and shared services. The audited consolidated financial statements included elsewhere in this Annual Report have been recast to reflect our new segment presentation.

        Through our two operating segments, we design, manufacture and market a wide range of equipment and provide aftermarket parts and service to a broad range of customers. We also provide rental equipment through our distribution segment. These products and services are consistent with our activities in prior periods and were reported in prior periods as three distinct operating segments. We now report these same product categories within our two operating segments, which reflect our internal management structure.

        This operational and management structure was clarified and defined in the fourth quarter of Fiscal 2010 as the result of senior management's assessment and recommendations made to the board of directors. This operational and management realignment was approved by our board and is reflected in the segments we now report. We believe that the two operating segment presentation continues to report the products and services we provide, while also providing a view of how we manage our business and a better platform from which to explain the key activities within, and drivers for, our business.

        Our reportable segments are as follows:

Manufacturing

        We design, manufacture and market equipment for U.S. and international oilfield service providers and drilling and workover contractors, as well as national oil companies that require integrated and customized product solutions. We manufacture equipment specifically for hydraulic fracturing, well stimulation, well workover, intervention and drilling operations. Our manufactured products include integrated solutions, which incorporate a variety of components into a single system, for a wide range of oilfield services and support applications. In addition, we provide parts and service to customers primarily in the oil and gas industry.

Distribution

        We provide stand-alone products and aftermarket parts and service for products manufactured by us, our six key OEMs and other manufacturers. In addition, we provide rental equipment including generator sets, air compressors, rail car movers and material handling equipment to our customers. Our aftermarket parts and service operations, which provide us with a recurring, higher-margin source of revenue, serve customers engaged in the oil and gas, power generation, marine, mining, construction, commercial vehicle and material handling industries, as well as other industries.

Corporate and shared services

        Our corporate and shared services segment includes administrative overhead normally not associated with specific activities within the operating segments. These expenses include legal, finance and accounting, internal audit, human resources, information technology, marketing, supply chain and similar corporate office costs.

        Intra-segment revenues and costs are eliminated, and operating profit (loss) represents earnings (loss) before interest and income taxes.

Segment results comparison—Fiscal 2010 and Fiscal 2009

Manufacturing

        Operating profit generated by our manufacturing segment decreased to $11.3 million, or 3.3% of sales, for Fiscal 2010, from $15.9 million, or 6.4% of sales for Fiscal 2009. The $4.6 million decrease in operating profit was attributable to a goodwill and indefinite-lived intangible asset impairment charge of $31.5 million. This impairment charge was offset by increases of $14.8 million in sales volume, $5.5 million in increases due to a higher average profit margin, a $3.8 million decrease in selling and administrative expenses and a $2.8 million decrease in other expense. The decrease in selling and administrative expenses primarily related to lower depreciation, rent and facility-related costs and lower bad debt expense. The decrease in other expense was the result of foreign currency transaction losses attributable to our Canadian subsidiary in Fiscal 2009 that were lower in Fiscal 2010.

        Our manufacturing backlog as of January 31, 2011 was $273.6 million, as compared to $158.6 million on January 31, 2010, an increase of 72.5%. Backlog of $273.6 million as of January 31, 2011 includes a $37.5 million related party transaction, reflecting an order in Fiscal 2009 from an affiliate. Revenue recognition from this transaction will be deferred until title to the product passes to a third party and all other revenue recognition criteria have been met. Cash payments received pursuant to this transaction are recorded as customer deposits in the consolidated balance sheet and amounted to $31.2 million as of January 31, 2011. Included in inventories, net is $29.5 million of costs related to this transaction, and no amounts have been recorded in the consolidated statement of operations for this transaction to date.

Distribution

        Operating profit generated by the distribution segment increased to $37.5 million in Fiscal 2010 from $23.6 million in Fiscal 2009, representing an increase in operating profit percentage from 5.3% to 7.2%. The $13.9 million increase in operating profit was attributable to increases of $12.9 million in sales volume and decreases of $1.7 million in selling and administrative expenses, partially offset by a $0.2 million decrease in average gross profit margin and an increase of $0.5 million in other expense.

        Our distribution backlog as of January 31, 2011 was $101.4 million, as compared to $44.7 million on January 31, 2010 an increase of 126.8%.

Corporate and shared services

        Corporate and shared services expenses decreased to $38.2 million in Fiscal 2010 compared to $42.1 million in Fiscal 2009, primarily as a result of the following items that impacted Fiscal 2009: an accrual for a probable sales tax liability ($3.4 million) and the settlement and defense of a claim ($3.5 million). These decreases were offset by an increase in bonuses ($2.8 million). As a result of these decreases, and due to higher sales volumes, corporate and shared services expenses decreased from 6.1% to 4.4% as a percentage of sales.

Segment results comparison—Fiscal 2009 and Fiscal 2008

Manufacturing

        Operating profit generated by the manufacturing segment decreased to $15.9 million in Fiscal 2009 from $50.1 million in Fiscal 2008, a decrease in operating profit margin from 9.6% to 6.4%, primarily due to higher costs and lower sales volumes. The $34.2 million decrease in operating profit was attributable to a decrease of $39.9 million in sales volume and an increase in other expense of $7.3 million, partially offset by $10.9 million decrease in selling and administrative expenses and an increase of $2.1 million in our average profit margin. The increase in other expense resulted from foreign currency transaction gains in Fiscal 2008 for our Canadian subsidiary, while foreign currency transaction losses occurred in Fiscal 2009. Selling and administrative expenses decreased as a result of lower salaries and wages, including the impact of headcount reductions, depreciation, facilities costs and other items.

        Our manufacturing backlog as of January 31, 2010 was $158.6 million compared to $223.7 million as of January 31, 2009, a decrease of 31.7%. We experienced significant declines in demand in fiscal 2009 for our well stimulation and drilling rig products as a result of lower oil and gas prices, the tight credit markets and the weak U.S. and global economies. Backlog of $158.6 million as of January 31, 2010 includes $37.5 million of related party transaction reflecting an order in Fiscal 2009 from an affiliate. Revenue recognition from this transaction will be deferred until title to the product passes to a third party and all other revenue recognition criteria have been met. A deposit in the amount of $9.4 million is recorded as a customer deposit in our consolidated balance sheet. Included in inventories, net is $5.8 million in costs related to this contract, and no amounts have been recorded in the consolidated statements of operations through January 31, 2010.

Distribution

        Operating profit generated by the distribution segment decreased to $23.6 million in Fiscal 2009 from $66.4 million in Fiscal 2008, while operating profit margin decreased from 9.5% to 5.3%. The $42.8 million decrease in operating profit was attributable to decreases of $51.2 million in sales volume and $14.6 million in our average profit margin. Decreases in selling and administrative expenses of $21.7 million and $1.3 million in other expense partially offset the overall decrease in operating profit. Selling and administrative expenses decreased due to lower salaries and wages, including the impact of headcount reductions, depreciation, rent and facility costs, among other items. The decrease in other expense is primarily attributable to foreign currency transaction losses occurring in our Venezuelan subsidiary in Fiscal 2008 that did not occur in Fiscal 2009.

        Our distribution backlog as of January 31, 2010 was $44.7 million, as compared to $64.2 million on January 31, 2009, a decrease of 30.4%.

Corporate and shared services

        Corporate and shared services expenses increased to $42.1 million in Fiscal 2009 compared to $38.4 million in Fiscal 2008 and increased as a percentage of sales from 3.2% to 6.1% as a result of lower sales volumes. Corporate and shared services expenses in Fiscal 2009 included $3.4 million of charges related to the accrual for a probable sales tax liability, $3.5 million in defense and settlement of a claim, an increase of $2.7 million in facility related expenses and an increase of $1.0 million in warranty expense.

Liquidity and capital resources

        Our principal source of liquidity is cash generated by operations. We also have a $250.0 million asset-based revolving credit facility, which we draw upon when necessary to satisfy our working capital needs and generally pay down with available cash. Our liquidity needs are primarily driven by changes in working capital associated with execution of large manufacturing projects. While many of our contracts include advance customer deposits and progress billings, some international contracts provide for substantial portions of funding under confirmed letters of credit upon delivery of the products.

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

Cash Flows

	Year ended January 31,
(Dollars in thousands)	2011	2010	2009
Net cash provided by operating activities	$56,864	$66,321	$58,470
Net cash used in investing activities	(14,924)	(2,940)	(27,776)
Net cash used in financing activities	(36,150)	(63,733)	(42,364)

        As of January 31, 2011, our cash and cash equivalent balance was $9.2 million. The level of cash and cash equivalents is impacted by the timing of cash receipts, disbursements and borrowings and payments under our revolving credit facility.

Fiscal 2010 compared to Fiscal 2009

        Operating cash flow for Fiscal 2010 decreased by $9.5 million compared to Fiscal 2009. Fiscal 2009 reflects the conversion of working capital to cash given the completion of large jobs and the overall decrease in business activity. Fiscal 2010 reflects the overall increase in business activity and resultant build-up for long-term contracts and inventory. These increases were funded in large part by customer deposits, thus offsetting the cash outlays.

        Cash flow used in investing activities increased by $12.0 million for Fiscal 2010 compared to Fiscal 2009. This increase is due to the substantial curtailment of capital expenditures during Fiscal 2009 as a result of the overall economic and business conditions due to the global recession, tight credit markets and unstable gas and oil prices. Given the increase in our business activity, capital spending increased in Fiscal 2010, particularly for our rental business.

        Cash flow used in financing activities decreased by $27.6 million for Fiscal 2010 compared to Fiscal 2009 and primarily relates to lower payments in Fiscal 2010 under our revolving credit facility. This overall decrease in payments under our revolving credit facility results from the use of cash flow for investing activities and lower overall cash flow from operations in Fiscal 2010, whereas cash flow was used to pay down our revolving credit facility in Fiscal 2009.

Fiscal 2009 compared to Fiscal 2008

        Operating cash flow increased by $7.9 million in Fiscal 2009 as compared Fiscal 2008, despite a net loss of $23.9 million. This increase stems from working capital being converted to cash flow as large projects were completed and paid and a lack of further build-up of inventory due to the slow-down in business activity.

        Cash flow used in investing activities decreased by $24.9 million in Fiscal 2009 as compared to Fiscal 2008. This decrease was due to the substantial curtailment of capital expenditures during Fiscal 2009 as a result of overall economic and business conditions due to the global recession, tight credit markets and unstable gas and oil prices.

        Cash flow used in financing activities increased by $21.4 million in Fiscal 2009 as compared to Fiscal 2008. This increase was attributable to increased payments under our revolving credit facility of $49.0 million as a result of increased available cash flow from operations and lower investments of cash outflows. This increase was partially offset by a $28.0 million decrease in distributions to shareholders for tax obligations, which was attributable to the overall net loss for Fiscal 2009.

Financing sources

        We have an asset-based revolving credit facility in the amount of $250.0 million with a $25.0 million sub-facility to be used by our Canadian subsidiary. The $250.0 million revolving credit facility, which matures in February 2012, is secured by substantially all accounts receivable, inventory and property, plant and equipment and provides for borrowings at LIBOR, plus a margin ranging from 1.25% to 2.00% per annum, based on our leverage ratios, as specified in the credit agreement. Based on the outstanding borrowings, letters of credit issued and the terms of the asset-based revolving credit facility, our available borrowing capacity was approximately $124.3 million at January 31, 2011. While we expect to be able to refinance or renew our revolving credit facility, there are no guarantees we will be able to do so, at all or on substantially similar terms and conditions.

        In June 2006, we issued $150.0 million in principal amount of 10% Senior Notes due 2014. The senior notes are unsecured and are guaranteed on an unsecured basis by our domestic restricted subsidiaries. The senior notes mature on July 15, 2014, and interest is payable semi-annually on January 15 and July 15.

        Borrowings under our revolving credit facility and our senior notes were as follows as of the dates indicated:

(Dollars in thousands)	January 31, 2011	January 31, 2010
Revolving credit facility	$35,181	$70,870
Unsecured senior notes	150,000	150,000

Total	$185,181	$220,870

        The revolving credit facility and the senior notes contain financial and operating covenants with which we must comply during the terms of the agreements. These covenants include the maintenance of certain financial ratios, restrictions related to the incurrence of certain indebtedness and investments, and prohibition of the creation of certain liens. We were in compliance with all covenants as of January 31, 2011. The financial covenant for the revolving credit facility requires that we maintain a fixed charge coverage ratio, as defined in the agreement, of at least 1.1 to 1.0; however, this covenant does not take effect until our available borrowing capacity is $30.0 million or less. The covenants in the senior notes indenture require that, if were we to incur additional indebtedness, pay dividends or make certain other restricted payments (in each case, subject to various exceptions set forth in the indenture), after giving effect to the incurrence of such additional indebtedness, we have a fixed charge coverage ratio, as described in the indenture, of at least 2.5 to 1.0.

Capital expenditures

        Our estimated capital expenditures for Fiscal 2011 are not anticipated to exceed $30.0 million, and up to $19.0 million of this amount is available for rental equipment additions.

Contractual obligations and commitments

        The following table summarizes the scheduled maturities under our revolving credit facility and our senior notes and our expected payments for other significant contractual obligations as of January 31, 2011:

Description	Fiscal 2011	Fiscal 2012	Fiscal 2013	Fiscal 2014	Fiscal 2015	Thereafter	Total
(Dollars in thousands)
Senior notes	$—	$—	$—	$150,000	$—	$—	$150,000
Revolving credit facility	—	35,181	—	—	—	—	35,181
Notes payable(1)	7,441	—	—	—	—	—	7,441
Interest on senior debt(1)	16,516	15,063	15,000	7,500	—	—	54,079
Operating leases:
Equipment	1,267	590	482	66	17	—	2,422
Property	5,958	2,897	1,848	1,323	896	192	13,114
Vehicles	2,245	1,166	530	364	24	—	4,329

Total operating leases	$9,470	$4,653	$2,860	$1,753	$937	$192	$19,865

Total	$33,427	$54,897	$17,860	$159,253	$937	$192	$266,566

(1)
Interest in respect of our revolving credit facility and notes payable is calculated assuming the outstanding balance and the current average borrowing rate at January 31, 2011 remain unchanged over the terms of the agreements.

Off-balance sheet arrangements

        We did not have material off-balance sheet arrangements as of January 31, 2011. We lease certain facilities and equipment from third parties under operating lease arrangements. For more information about these leases, see Note 13 to our audited consolidated financial statements included elsewhere in this Annual Report.

Effects of inflation

        We do not believe that inflation has had a material adverse effect on our financial condition or results of operations in recent years. However, to the extent that the cost of components and other supplies that we purchase rise and we are unable to pass those price increases on to our customers, our financial condition and results of operations would be adversely affected. In instances in which we enter into contracts, such as for the manufacture of certain equipment that requires lead time between the placing of the order and delivery, the majority of those contracts are at a fixed price. Any increase in component and other supply costs over the term of these contracts would reduce our profit margin on those products.

Recent Accounting Pronouncements

        Revenue recognition for arrangements with multiple deliverables.    In October 2009, the Financial Accounting Standards Board issued an update to existing guidance on revenue recognition for arrangements with multiple deliverables. This update will allow companies to allocate consideration received for qualified separate deliverables using estimated selling price for both delivered and undelivered items when vendor-specific objective evidence or third-party evidence is unavailable. Additional disclosures discussing the nature of multiple element arrangements, the types of deliverables under the arrangements, the general timing of their delivery, and significant factors and estimates used to determine estimated selling prices are required. We will adopt this update for new revenue arrangements entered into beginning, or materially modified on or after, February 1, 2011. We do not expect the provisions of this update to have a material impact on our consolidated financial statements.

ITEM 7A.    Quantitative and Qualitative Disclosures about Market Risk

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

Foreign Exchange Risk

        Our international subsidiaries in Colombia and Venezuela transact most of their business in their respective local currencies, while our Canadian subsidiary conducts its business in both Canadian and U.S. dollars. Revenues generated by our Canadian, Colombian and Venezuelan subsidiaries comprised 4.0%, 3.9% and 0.3%, respectively, of our total revenue during Fiscal 2010. Our results of operations were not significantly impacted by changes in currency exchange rates.

        During the second quarter of Fiscal 2010, we entered into four short-term foreign currency exchange rate contracts to manage our exposure to fluctuations in foreign currency for certain purchase orders that were denominated in Euros. As of October 30, 2010, all of these contracts were closed and we recognized a $0.8 million realized gain, which was recorded in other (income) expense, net within our consolidated statements of operations. We did not apply hedge accounting for these derivative instruments. We entered into a short-term foreign currency exchange rate derivative instrument in January 2009 to manage our exposure to fluctuations in foreign currency exchange rates for certain contracts of our Canadian subsidiary that were not denominated in its functional currency. This derivative was settled in the second quarter of Fiscal 2009 and resulted in a realized gain of $1.4 million, which was recorded in other (income) expense, net within our consolidated statements of operations.

        A 10% depreciation of the Canadian dollar with respect to the U.S. dollar would have caused our Canadian subsidiary's assets and sales as of and for the year ended January 31, 2011 to decrease in U.S. dollar terms by approximately $5.5 million and $4.3 million, respectively. A 10% depreciation of the Colombian peso with respect to the U.S. dollar would have caused our Colombian subsidiary's assets and sales as of and for the year ended January 31, 2011 to decrease in U.S. dollar terms by approximately $2.0 million and $3.1 million, respectively.

        On January 10, 2010, the Venezuelan government devalued its currency from 2.15 Bolivars per U.S. dollar to 4.30 Bolivars per U.S. dollar ("the official rate") and the Venezuelan economy has since been designated as hyperinflationary. We have historically utilized the official rate for our Venezuelan operations. Beginning February 1, 2010, we utilized the U.S. dollar as the functional currency for our Venezuelan subsidiary and remeasured its financial statements into U.S. dollars at the official rate. Accordingly, using "hyperinflationary accounting," we recognized the related losses or gains from such remeasurement of its balance sheet in the consolidated statements of its operations. During Fiscal 2010, the official rate for Venezuela did not fluctuate significantly. As a result, the effect of remeasuring our Venezuelan subsidiary was insignificant.

        At January 31, 2011, we evaluated the rate at which we remeasure our Venezuelan subsidiary and concluded that based on the continued slow-down of its economy and resultant constraints presently impacting the banking environment and associated limitations therein, that the SITME rate of 5.30 Bolivars per U.S. dollar was a more appropriate remeasurement rate. The result of this change in remeasurement rate did not have a material impact to our financial statements. The total assets for our Venezuela subsidiary are approximately $4.0 million.

Interest Rate Risk

        We use variable-rate debt to finance certain of our operations and capital expenditures. Assuming the entire $250.0 million revolving credit facility were drawn, each quarter point change in interest rates would result in a $0.6 million change in annual interest expense.

ITEM 8.    Financial Statements and Supplementary Data

        The information required by this item is incorporated by reference to our Consolidated Financial Statements beginning on Page F-1.

ITEM 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

ITEM 9A.    Controls and Procedures

Effectiveness of Disclosure Controls and Procedures

        We maintain a set of disclosure controls and procedures designed to ensure that information we are required to disclose in reports that we file with or submit to the SEC is recorded, processed, summarized and reported within the time periods specified by the SEC. An evaluation was carried out under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the CEO and CFO have concluded that the Company's disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by us in reports we file with the SEC is recorded, processed, summarized and reported within the time periods required by the SEC, and is accumulated and communicated to management including our CEO and CFO, as appropriate, to allow timely decisions regarding disclosure.

Management's Report on Internal Control Over Financial Reporting

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

        We conducted an evaluation of the effectiveness of our internal control over financial reporting as of January 31, 2011 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. There are inherent limitations in the effectiveness of any system of internal control over financial reporting; however, based on our evaluation, we have concluded that our internal control over financial reporting was effective as of January 31, 2011.

        This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting, which is not required by voluntary filers pursuant to the rules of the Securities and Exchange Commission.

Changes in Internal Control over Financial Reporting

        Management, including our CEO and CFO, evaluated the changes in our internal control over financial reporting during the quarter ended January 31, 2011. We determined that there were no changes in our internal control over financial reporting during the quarter ended January 31, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    Other Information

        None.

 PART III

ITEM 10.    Directors, Executive Officers and Corporate Governance

Executive Officers and Directors

        The following table sets forth information with respect to our directors and executive officers as of April 30, 2011:

Name	Age	Position(s)
Hushang Ansary	83	Chairman of the Board of Directors
Frank Carlucci	80	Vice Chairman and Director
Robert L. Hargrave	70	Vice Chairman and Director
Steve Fulgham	50	Chief Executive Officer and Director
John B. Simmons	58	Chief Financial Officer and Director
Andrew M. Cannon	37	Chief Accounting Officer
Jack L. Pieper	40	Vice President—Operational Finance
David C. Sulkis	54	General Counsel
Kenneth W. Simmons	55	Vice President—Domestic Sales and Aftermarket
Charles T. Hatcher	62	Vice President—Human Resources
David E. Christensen	56	Senior Vice President—Manufacturing and Engineering
Nina Ansary	44	Director
James Crystal	73	Director
Munawar Hidayatallah	66	Director
John Macomber	83	Director
Anthony G. Petrello	56	Director
J. Robinson West	64	Director

        Hushang Ansary (Chairman).    Mr. Ansary is a Houston oil industry entrepreneur and philanthropist. He has been our Chairman of the Board since January 2006. He has served as Chairman of the Board of Parman Capital Group LLC since December 2005 and is our principal stockholder. From March 1995 to June 2000, Mr. Ansary was Chairman and Chief Executive Officer of IRI International Corporation (IRI), a New York Stock Exchange oilfield equipment company. From June 2000 to March 2005, Mr. Ansary served on the board of directors of National Oilwell, Inc. Mr. Ansary is a former Economic and Finance Minister of Iran, Iranian Ambassador to the United States and Chairman and Chief Executive Officer of National Iranian Oil Company.

        Frank C. Carlucci (Vice Chairman and Director).    Mr. Carlucci has been a member of our board of directors since January 2006 and the Vice Chairman of our board of directors since March 2006. From 1993 to January 2003, Mr. Carlucci was Chairman, and from 2003 to 2005, Chairman Emeritus, of The Carlyle Group, a private equity firm. From June 2000 to November 2005, he was a member of the board of directors of IRI. Mr. Carlucci served as National Security Advisor to the U.S. President and the U.S. Secretary of Defense in the Reagan Administration. Mr. Carlucci is a Trustee of the RAND Corporation.

        Robert L. Hargrave (Vice Chairman and Director).    Mr. Hargrave has been our Vice Chairman since February 2011. Prior to that, he was our Chief Executive Officer from January 2007 to January 2011. From 1999 to 2007, he was a private entrepreneur. He served as President and Chief Executive Officer of Stewart & Stevenson Services, Inc. from 1997 to 1999 and its Chief Financial Officer from 1983 to 1997. Mr. Hargrave served as Vice Chairman and Chief Financial Officer at IRI from 1999 to 2000.

        Steve Fulgham (Chief Executive Officer and Director).    Mr. Fulgham has been our Chief Executive Officer and Director since February 2011. He was most recently with Schlumberger, where he served for 27 years in several capacities, most recently as President—Schlumberger North America Land. His other management positions covered locations in Africa, Asia and Europe. He holds a B.S. in Petroleum Engineering and is a member of several oil and gas associations.

        John B. Simmons (Chief Financial Officer and Director).    Mr. Simmons has been our Chief Financial Officer and Director since September 2010. From February 2007 to August 2010, Mr. Simmons was a private entrepreneur. From January 2006 to January 2007, Mr. Simmons was our Vice Chairman and Chief Executive Officer.

        Andrew M. Cannon (Chief Accounting Officer).    Mr. Cannon has been our Chief Accounting Officer since January 2009. Mr. Cannon is a Certified Public Accountant, most recently with Ernst & Young LLP from November 2002 through December 2008, and has worked primarily with the oilfield services, energy and related supporting industries.

        Jack L. Pieper (Vice President—Operational Finance).    Mr. Pieper has been our Vice President—Operational Finance since January 2009. Prior to that, he was our Corporate Controller and has served in several roles in his 15 year tenure with Stewart & Stevenson. He is a Certified Public Accountant.

        David C. Sulkis (General Counsel).    Mr. Sulkis has been our General Counsel since January 2007. From 2002 to 2007, Mr. Sulkis practiced law at Baker Botts L.L.P.

        Kenneth W. Simmons (Vice President, Domestic Sales and Aftermarket).    Mr. Simmons has been our Vice President of Domestic Sales and Aftermarket since November 2006. From January 2006 to October 2006, he served as Vice President of North Region Distribution and Rental Operations. From January 2005 to January 2006, Mr. Simmons was Vice President of North Region Distribution Rental Operations and from August 2003 to December 2004, Regional Operations Manager at Stewart & Stevenson & Stevenson Services, Inc. Mr. Simmons was Chief Operating Officer of USA Compression from March 2001 to March 2003.

        Charles T. Hatcher (Vice President—Human Resources).    Mr. Hatcher has been our Vice President—Human Resources since May 2006. Mr. Hatcher was Vice President of Human Resources for the Power Products Division of Stewart & Stevenson Services, Inc. from September 2003 to May 2006. From January 2000 to June 2003, Mr. Hatcher was employed by GE Oil & Gas Pipeline Inspection & Integrity Services, North America, a pipeline inspection company, as its Director of Human Resources.

        David E. Christensen (Senior Vice President—Manufacturing and Engineering).    Mr. Christensen has been our Senior Vice President—Manufacturing and Engineering since May 2008. Prior to that, he was our Vice President of Engineering from May 2006 to April 2008. From June 2001 to April 2006, he served as the General Manager of the Utility Equipment Division of Stewart & Stevenson Services, Inc. Mr. Christensen has been employed with Stewart & Stevenson for 29 years.

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

        James W. Crystal (Director).    Mr. Crystal has been a member of our board of directors since March 2006. For more than the past five years, Mr. Crystal has been Chairman and Chief Executive Officer of Frank Crystal & Company, an insurance brokerage firm. He is Vice Chairman and Trustee of Mount Sinai Medical Center, Inc., a medical service provider. He is a director of Global Indemnity plc. Mr. Crystal was a director of Blockbuster from February 2008 until May 2010.

        Munawar H. Hidayatallah (Director).    Mr. Hidayatallah has been a member of our board of directors since March 2011. Mr. Hidayatallah served as Chairman and Chief Executive Officer of Allis Chalmers Energy Inc. from 2001 to 2011. He was Chief Financial Officer of IRI from 1994 to 1999 and served as a director of that company prior to its merger with National Oilwell Varco, Inc. in 2000. Mr. Hidayatallah is a member of the Institute of Chartered Accountants.

        John D. Macomber (Director).    Mr. Macomber has been a member of our board of directors since January 2006. He has been a Principal of JDM Investment Group, a private investment firm, since 1992. From June 2000 to November 2005, he was a member of the board of directors of IRI. He was Chairman and Chief Executive Officer of Celanese Corporation from 1973 to 1986 and a Senior Partner at McKinsey & Company from 1954 to 1973. Mr. Macomber is Vice Chairman of The Atlantic Council. He has been a Director of Lehman Brothers Holdings Inc., which filed for bankruptcy in 2008. He was Chairman and President of the Export-Import Bank of the U.S. from 1989 to 1992.

        Anthony G. Petrello (Director).    Mr. Petrello has been a member of our board of directors since March 2011. Mr. Petrello has been President and Chief Operating Officer of Nabors Industries Ltd. since 1992, a director of that company since 1991 and its Deputy Chairman since 2003.

        J. Robinson West (Director).    Mr. West has been a member of our board of directors since March 2011. Mr. West has been Chairman and Chief Executive Officer of PFC Energy, Inc., an international energy consulting firm, since 1985. He is a director of Key Energy, Inc. and Chairman of Magellan Petroleum Corporation. Mr. West is Chairman of the U.S. Institute of Peace and served as Assistant Secretary of the Interior in the Reagan Administration. He is a member of the National Petroleum Council and the Council on Foreign Relations.

Director Independence

        Our board of directors has determined that each of Messrs. Carlucci, Crystal, Hidayatallah, Macomber, Petrello and West is an "independent" director within the meaning of the applicable rules of the SEC.

Board Committees

        The standing committees of our board of directors are the executive committee, the audit committee and, the compensation committee. These committees are described below.

Executive Committee

        Our executive committee consists of Mr. Ansary, as Chairman, Ms. Ansary and Messrs. Carlucci, Macomber and Petrello. Except as limited by Delaware law, the executive committee will exercise the authority of our board of directors when the full board of directors is not in session.

Audit Committee

        Our audit committee consists of Mr. Hidayatallah, as Chairman, and Messrs. Carlucci and Crystal. Mr. Hidayatallah and Mr. Crystal serve as audit committee financial experts. This committee is concerned primarily with the accuracy and effectiveness of the audits of our financial statements by our internal audit staff and by our independent auditors. Its duties include:

  •
  selecting independent auditors;

  •
  reviewing the scope of the audit to be conducted by them, as well as the results of their audit;

  •
  approving non-audit services provided to us by our independent auditor;

  •
  reviewing the organization and scope of our internal system of audit, financial and disclosure controls;

  •
  appraising our financial reporting activities, including our annual report, and the accounting standards and principles followed; and

  •
  conducting other reviews relating to compliance by our employees with our policies and applicable laws.

Compensation Committee

        Our compensation committee consists of Mr. Macomber, as Chairman, and Messrs. Carlucci and Hidayatallah. Our compensation committee reviews and recommends policy relating to compensation and benefits of our directors and executive officers, including evaluating executive officer performance, reviewing and approving executive officer compensation, reviewing director compensation, making recommendations to the board with respect to the approval, adoption and amendment of incentive compensation plans, administering equity-based incentive compensation and other plans and reviewing executive officer employment agreements and severance arrangements.

Compensation Committee Interlocks and Insider Participation

        None of our executive officers has served as a member of a compensation committee (or if no committee performs that function, the board of directors) of any other entity that has an executive officer serving as a member of our compensation committee.

Director Compensation

        Directors who are also full-time officers or employees of our company receive no additional compensation for serving as directors. All other directors receive an annual retainer of $60,000. Each non-employee director also receives an annual fee of $10,000 for serving as the chair of a standing committee, with the exception of the chair of the audit committee, who receives an annual fee of $15,000. In addition, each director who otherwise serves on a committee receives an annual fee of $5,000. For a discussion of equity awards made to our non-executive directors in anticipation of our initial public offering, see See "Item 11. Executive Compensation—Director Compensation."

Code of Ethics

        In Fiscal 2007, we adopted our corporate code of business conduct and ethics which describes the basic principles of conduct of our officers, directors and employees. We will provide to any person without charge, upon written request, a copy of our corporate code of business conduct and ethics. In addition, copies of our Annual Report on Form 10-K may also be requested. Requests should be directed to Stewart & Stevenson LLC, 1000 Louisiana, Suite 5900, Houston, TX 77002, Attention: John B. Simmons.

ITEM 11.    Executive Compensation

Compensation Philosophy and Objectives

        The primary objectives of our compensation policies with respect to executive compensation are to attract and retain the best possible executives to lead us and to properly motivate these executives to perform at the highest levels of which they are capable. Compensation levels established for our executives are designed to promote loyalty and long-term commitment to us and the achievement of our goals, to motivate the best possible performance and to award achievement of budgetary goals to the extent such responsibility is within the executive's job description.

Role of Compensation Committee

        Our compensation committee is responsible for reviewing, and modifying when appropriate, the overall goals and objectives of our executive compensation programs, as well as our levels of compensation. In addition, our compensation committee is responsible for evaluating the performance and approving the compensation level of each of our executive officers, taking into account the Chairman's recommendations, who does not participate in the Incentive Plan. Our compensation committee did not engage the services of an independent compensation advisor in connection with compensation decisions made in Fiscal 2010.

Compensation Components

        Our executive compensation program consists of the following elements:

  Base Salary

        The primary component of compensation of our executives is base salary. We believe that the base salary element is required in order to provide our executive officers with a stable income stream that is commensurate with their responsibilities and the competitive market conditions. The base salary levels of our executives with respect to Fiscal 2010 were established based upon: (i) the individual's particular background and circumstances, including experience and skills, (ii) our knowledge of competitive factors within the industry in which we operate, (iii) the job responsibilities of the individual, (iv) our expectations as to the performance and contribution of the individual and our judgment as to the individual's potential future value to us and (v) existing base salary levels. In establishing the current base salary levels, we did not engage in any particular benchmarking activities or engage any outside compensation advisors. Base salaries remained unchanged from the end of Fiscal 2008 through Fiscal 2010, although an across the board pay cut, ranging from 5% to 20%, was implemented in March 2009 as a response to the economic downturn in the global economy. In August 2010, due to improved economic conditions affecting our industry, our compensation committee restored the base salaries of all of our employees, including our named executive officers, to previous levels, except for Mr. Ansary and Mr. Hargrave, who voluntarily continued their salary reductions. In addition, effective January 2011, Mr. Ansary voluntarily reduced his salary a further $0.5 million on an annual basis, in order to offset increases in the costs of certain health insurance benefits for all employees.

        We expect that in future years, base salary levels will be established based upon these factors as well as additional factors including prior year's performance, the individual's length of service to us and other elements. Mr. Ansary plays a major role in creating our organic and acquisitive growth opportunities, expanding our international presence and the achieving of our global strategic objectives. Mr. Ansary's base salary for Fiscal 2010, before giving effect to the reduction effected in Fiscal 2009 and voluntarily continued in Fiscal 2010 and to the further voluntary reduction in Fiscal 2010, was established in light of his unique role in our company. Pursuant to the terms of our revolving credit facility, Mr. Ansary's total compensation for any fiscal year commencing in Fiscal 2007 may not exceed $5 million, provided that after consummation of an initial public equity offering, any change in Mr. Ansary's total compensation will be subject only to the approval of our board of directors. On November 6, 2007, we entered into an employment agreement with Mr. Ansary pursuant to which Mr. Ansary's annual base salary will continue, subject to voluntary reductions, to be not less than $2.0 million.

  Bonus

        In the face of the global financial turmoil and economic downturn, we discontinued our previously reported bonus practice of awarding our executives discretionary cash bonuses. Accordingly, no cash bonuses or discretionary cash bonuses were awarded to the named executive officers for Fiscal 2009 or Fiscal 2008. We resumed cash and discretionary cash bonuses in Fiscal 2010.

        With respect to executive bonuses for Fiscal 2011 and future years, absent extraordinary circumstances, it will be our practice to provide our executives discretionary cash bonuses and equity awards in years when our Board-approved EBITDA target is achieved. Any such cash bonuses and equity awards are expected to be comparable to the median of those generally awarded by a peer group of companies, currently consisting of Schlumberger, Ltd., National Oilwell Varco, Inc., Weatherford International Ltd. and Baker Hughes Incorporated, to their executives for achievement of performance measures.

  401(k) Plan

        We maintain a retirement savings plan, or a 401(k) Plan, for the benefit of all eligible employees. Currently, employees may elect to defer their compensation up to the statutorily prescribed limit. During Fiscal 2010, we matched 35% of employee contributions to the 401(k) Plan, capped at 6% of the employee's salary. An employee's interests in his or her deferrals are 100% vested when contributed. The 401(k) Plan is intended to qualify under Sections 401(a) and 501(a) of the Internal Revenue Code. As such, contributions to the 401(k) Plan and earnings on those contributions are not taxable to the employees until distributed from the 401(k) Plan, and all contributions are deductible by us when made. We provide this benefit to our executive officers because it is a benefit we provide to all of our eligible employees and it is provided to our executive officers on the same basis as all other eligible employees.

  Executive Officer Benefits

        We provided our executive officers with the following benefits: (i) payment of life insurance premiums, (ii) payment of medical insurance premiums, (iii) payment of accidental death and dismemberment insurance premiums and (iv) payment of long term disability insurance premiums in previous years and for a portion of Fiscal 2010, but have discontinued this practice due to recent regulatory changes. We pay for the parking expenses of our executive officers at our headquarters.

  2007 Incentive Compensation Plan

        The purpose of the 2007 Incentive Compensation Plan (the "Incentive Plan") is to attract, reward and retain qualified personnel, and to provide incentives for our directors, officers and employees to set forth maximum efforts for the success of our business. Our Incentive Plan permits the granting of awards in the form of options to purchase common stock or units, stock appreciation rights, restricted shares of common stock or units, restricted stock units, performance shares, performance units and senior executive plan bonuses (which may be in shares of common stock or units and/or cash).

        Subject to certain adjustments that may be required from time to time to prevent dilution or enlargement of the rights of participants in the Incentive Plan, a maximum of 5,000,000 shares (which may be in the form of units prior to our conversion to a corporation) are available for grants of all equity awards under the Incentive Plan. The shares of common stock or units to be issued under the Incentive Plan consist of authorized but unissued shares of our common stock or units. If any shares are subject to an award that expires or are forfeited, then such shares will, to the extent of any forfeiture or termination, again be available for making awards under the Incentive Plan. To the extent any awards granted are subject to the achievement of a performance goal in respect of a fiscal year or other period, upon the occurrence of a change of control during the period, the performance goal shall be deemed satisfied.

        The performance goals applicable to any award under the Incentive Plan in respect of any participant who is or is likely to become a "covered employee" within the meaning of Section 162(m) of the Internal Revenue Code will be based on specified levels of, growth in, or performance relative to peer company or peer company group performance in one or more of the following categories (excluding extraordinary or non-recurring items unless otherwise specified): (a) profitability measures; (b) revenue, sales and same store sales measures; (c) business unit performance; (d) leverage measures; (e) stockholder return; (f) expense management; (g) asset and liability measures; (h) individual performance; (i) supply chain efficiency; (j) customer satisfaction; (k) productivity measures; (l) cash flow measures; (m) return measures; and (n) product development and/or performance.

        Awards under the Incentive Plan are subject to the following limitations: (A) the maximum number of shares of common stock or units that (i) may be subject to stock options or appreciation rights granted to a participant during any calendar year is 400,000 shares plus an additional 100,000 shares in respect of a participant who has not previously been employed by us and (ii) may be subject to performance shares, restricted shares or restricted stock units granted to a participant during any calendar year is 200,000 shares plus an additional 50,000 shares in respect of a participant who has not previously been employed by us and (B) the maximum aggregate cash value of payments to any participant for any performance period pursuant to an award of performance units and the payment of a senior executive plan bonus to any participant in respect of any fiscal year may not in either case exceed 2% of EBITDA (excluding the effects of discontinued operations or extraordinary or non-recurring items).

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

Summary Compensation Table

        The following table sets forth the compensation of our most highly compensated executive officers, which include our chief executive officer, for Fiscal 2010, 2009 and 2008. We refer to these individuals as our named executive officers.

Name and Principal Position	Fiscal Year	Salary	Cash Bonus	Equity Awards	All Other Compensation (1)	Total
Hushang Ansary	2010	$2,008,894	$—	$—	$45,009	$2,053,903
Chairman of the Board of Directors	2009	2,082,572	—	—	40,525	2,123,097
and of the Executive Committee	2008	2,500,000	—	—	42,431	2,542,431
Robert L. Hargrave(2)	2010	508,125	500,000	—	36,570	1,044,695
Vice Chairman	2009	518,726	—	—	32,212	550,938
	2008	600,000	—	—	33,425	633,425
John B Simmons(3)	2010	183,569	250,000	—	15,196	448,765
Chief Financial Officer
David E. Christensen	2010	190,914	157,381	—	25,629	373,924
Senior Vice President—Manufacturing
and Engineering
Kenneth W. Simmons	2010	190,914	105,381	—	20,726	317,021
Vice President—Domestic Sales	2009	185,072	—	—	15,728	200,800
& Aftermarket	2008	200,000	—	—	16,828	216,828

(1)
Consists of executive officer benefits listed above and 401(k) matching contributions.

(2)
Mr. Hargrave also served as our Chief Executive Officer through January 2011.

(3)
Mr. Simmons became our Chief Financial Officer effective September 14, 2010.

Equity Awards

        On September 5, 2007, our board of directors adopted the Incentive Plan. The Incentive Plan received the required approval of a majority of our unit holders and became effective on September 27, 2007. In connection with the adoption and approval of the Incentive Plan, the compensation committee of the board, which has the responsibility to administer the Incentive Plan, made certain grants of restricted shares to our non-executive directors and certain members of our senior executive management. The grants to our four non-executive directors totaled 240,000 restricted shares vesting in five (5) 48,000 share tranches, with each such tranche vesting upon board service for a complete fiscal year. In addition, approximately 112,000 of the restricted shares granted to three former directors were earned as part of their service to the Company with the balance of their grants being forfeited. The executive grants total 60,000 restricted shares vesting in five (5) 12,000 share tranches, with each tranche vesting upon employment for a complete fiscal year. In addition, approximately 20,000 of the restricted shares granted to a former executive were earned before his resignation from the Company with the balance being forfeited. The executive grants are subject to the achievement of net pre-tax income growth in the relevant fiscal year that exceeds the median net pre-tax income growth of a peer group of companies consisting of Schlumberger, Ltd., National Oilwell Varco, Inc., Weatherford International Ltd., and Cameron International Corp. and are subject to acceleration in the case of an executive's death or disability. This performance condition was met for Fiscal 2010 and 12,000 shares vested; however, this performance condition was not met for Fiscal 2009 or Fiscal 2008 and those tranches were forfeited. All grants are subject to (i) the completion of an initial public equity offering and (ii) accelerated vesting upon a change-in-control of the Company. No expense has been recognized for these grants because the contingent condition has not occurred and as of January 31, 2011, diluted earnings per share excluded the approximately 408,000 contingent unvested restricted shares. A total of 396,000 restricted shares will vest upon completion of an initial public equity offering, and we will record a non-cash compensation expense in connection therewith in an amount equal to the grant-date fair value of such vested shares, estimated to be approximately $5.0 million.

  Employment Agreements

        We have a written employment agreement with Mr. Ansary. In addition, we entered into an employment agreement with Mr. Fulgham in connection with his hiring in February 2011. None of our other executive officers are party to written or unwritten employment agreements or severance or change in control arrangements with us. For a description of the material terms of the employment agreement with Mr. Ansary, see "Compensation Components—Base Salary."

  Grants of Plan-Based Awards

        We did not grant any incentive awards or equity awards to our named executive officers in Fiscal 2010.

  Outstanding Equity Awards at Fiscal Year-End

        Mr. Hargrave holds 36,000 restricted shares, of which 12,000 are subject to forfeiture if certain performance goals are not achieved in Fiscal 2011. See "Equity Awards" in the narrative disclosure to the Summary Compensation Table for a discussion. All restricted shares held by Mr. Hargrave, if not previously forfeited, will vest upon (i) the completion of an initial public equity offering or (ii) a change-in-control of the Company.

  Option Exercises and Stock Vested

        Our named executive officers did not exercise any options and did not have any stock awards vest during Fiscal 2010.

  Potential Payments upon Termination or Change-in-Control

        We have not entered into any agreement with any of our named executive officers that would provide for severance payments upon a termination of employment or payments made in connection with a change in control.

        Mr. Hargrave holds 36,000 restricted shares, of which 12,000 are subject to forfeiture if certain performance goals are not achieved in Fiscal 2011. See "Equity Awards" in the narrative disclosure to the Summary Compensation Table for a discussion. All restricted shares held by Mr. Hargrave, if not previously forfeited, will vest upon (i) the completion of an initial public equity offering or (ii) a change-in-control of the Company.

Director Compensation

        Directors who are also full-time officers or employees of our company receive no additional compensation for serving as directors. All other directors receive an annual retainer of $60,000. For a discussion of equity awards made to our non-executive directors in anticipation of our initial public offering, see Equity Awards above. Each non-employee director also receives an annual fee of $10,000 for serving as the chair of a standing committee, with the exception of the chair of the audit committee, who receives an annual fee of $15,000. In addition, each director who otherwise serves on a committee receives an annual fee of $5,000. The following table sets forth compensation earned by our non-employee directors in Fiscal 2010.

Name of Director	Fees Earned or Paid in Cash	Total
Nina Ansary	$65,000	$65,000
Frank C. Carlucci	70,000	70,000
James W. Crystal	75,000	75,000
John D. Macomber	70,000	70,000
Stephen Solarz(1)	65,000	65,000

(1)
Mr. Solarz passed away in November 2010.

ITEM 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The following table sets forth certain information as of April 30, 2011 regarding the beneficial ownership of our outstanding common equity, by:

  •
  each person or entity known by us to beneficially own more than 5% of our outstanding common stock;

  •
  each of our directors and named executive officers; and

  •
  all of our directors and executive officers as a group.

        Beneficial ownership of shares is determined under rules of the SEC and generally includes any shares over which a person exercises sole or shared voting or investment power. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options held by that person that are currently exercisable or exercisable within 60 days of April 30, 2011 are deemed outstanding. These shares, however, are not deemed outstanding for the purposes of computing the percentage ownership of any other person. Except as indicated in the footnotes to this table and as provided pursuant to applicable community property laws, the stockholders named in the table have sole voting and investment power with respect to the shares set forth opposite each stockholder's name. Unless otherwise indicated, the address for each of the persons listed below is: c/o Stewart & Stevenson LLC, 1000 Louisiana St., Suite 5900, Houston, Texas 77002.

	Number of units beneficially owned
Name and address of beneficial owner	Number of units	Percentage
Parman Capital Group LLC(1)	51,750,000	51.75%
EC Investments B.V.(2)(3)	40,005,000	40.00%
Hushang Ansary(1)(3)(4)	91,755,000	91.75%
Steve Fulgham	—	—
Robert L. Hargrave	—	—
John B. Simmons	—	—
David E. Christensen	—	—
Kenneth W. Simmons	—	—
Nina Ansary(3)(5)	4,300,000	4.30%
Frank C. Carlucci(3)(6)	3,950,000	3.95%
James W. Crystal(3)	—	—
Munawar H. Hidayatallah	—	—
John D. Macomber(3)	—	—
Anthony G. Petrello	—	—
J. Robinson West	—	—
All directors and executive officers as a group (17 persons)	100,005,000	100.00%

(1)
Mr. Ansary and his wife are the sole members of Parman Capital Group LLC. Mr. Ansary has sole voting and dispositive power with respect to the units held by Parman Capital Group LLC. Excludes 12,000,000 units which Parman Capital Group LLC has the right to reacquire from EC Investments B.V. until April 2011.

(2)
Includes 12,000,000 units which Parman Capital Group LLC has the right to reacquire, 1,700,000 units which Ms. Ansary has the right to reacquire and 1,300,000 units which the Frank C. Carlucci III Revocable Trust has the right to reacquire from EC Investments B.V. until April 2011.

(3)
EC Investments B.V. is a wholly owned subsidiary of EnniaCaribe Holding N.V., which is in turn a wholly-owned subsidiary of Parman International B.V., a private investment company in which Mr. Ansary owns a controlling equity interest and Mr. Carlucci and Ms. Ansary each own a minority equity interest. Mr. Ansary is Chairman of the Supervisory Board of Ennia Caribe Holding N.V. Messrs. Carlucci, Crystal and Macomber and Ms. Ansary are also members of the Supervisory Board of Ennia Caribe Holding N.V. Each of Messrs. Carlucci, Crystal and Macomber and Ms. Ansary disclaim beneficial ownership of such units.

(4)
Reflects beneficial ownership of units held by Parman Capital Group LLC and EC Investments B.V.

(5)
Excludes 1,700,000 units which Ms. Ansary has the right to reacquire from EC Investments B.V. until April 2011.

(6)
Reflects units held by Frank C. Carlucci III Revocable Trust. Excludes 1,300,000 units which the Frank C. Carlucci III Revocable Trust has the right to reacquire from EC Investments B.V. until April 2011.

ITEM 13.    Certain Relationships and Related Transactions, and Director Independence

        James W. Crystal, a member of our board of directors, is also the Chairman and Chief Executive Officer of Frank Crystal & Company, Inc., an insurance brokerage firm. In Fiscal 2010, 2009 and 2008, we purchased insurance coverage through Frank Crystal & Company, Inc., generating commissions to Frank Crystal & Company, Inc. of $477,799, $358,426 and $360,662, respectively. The purchase of this coverage was negotiated on an arm's length basis and we believe that the premium was within the range of market prices for similar types of insurance coverage. We currently anticipate that we will continue to procure insurance from Frank Crystal & Company, Inc.

        Backlog of $375.0 million as of January 31, 2011 includes a $37.5 million related party transaction reflecting an order in Fiscal 2009 from EC Investments B.V., an entity indirectly controlled by a private investment company in which Mr. Ansary holds a controlling equity interest and in which Mr. Carlucci and Ms. Ansary, each of whom is a member of our board of directors, each hold minority interests. Revenue recognition from this transaction will be deferred until title to the product passes to a third party and all other revenue recognition criteria have been met. A deposit in the amount of $31.2 million is recorded as a customer deposit in our consolidated balance sheet. Included in inventories, net is $29.5 million in costs related to this contract and no amounts had been recorded in the consolidated statements of operations for this transaction as of January 31, 2011.

        Our Company's current practice with respect to related party transactions is as follows: (i) transactions with a value not exceeding $10,000 are subject to approval by our Chairman (other than transactions in which our Chairman may be a party); (ii) transactions in which our Chairman may be a party or transactions with a value in excess of $10,000 but not exceeding $100,000 are subject to approval by our Executive Committee (excluding, as appropriate, the participation of a member of the Executive Committee who may be a party to such transactions); and (iii) all other transactions are subject to approval of our board of directors (excluding, as appropriate, the participation of a member of our board of directors who may be a party to such transactions).

ITEM 14.    Principal Accountant Fees and Services

        Ernst and Young LLP, an independent registered public accounting firm, served as our auditors for Fiscal 2010 and 2009.

	Fiscal Year Ended January 31,
	2011	2010
Audit fees	$1,662,365	$1,679,200
Audit-related fees	—	—
Tax fees	—	—
All other fees	2,120	2,120

	$1,664,485	$1,681,320

        The nature of each category of fees is described below:

Audit Fees

        Audit fees relate to the audit of our consolidated financial statements, the reviews of quarterly reports on Form 10-Q, the review of the annual report on Form 10-K and assistance with SEC filings including consent and comfort letters and certain required statutory audits in our foreign locations.

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

        (3)   Index to Exhibits

Number	Description
3.1	Stewart & Stevenson LLC's Certificate of Formation. (Filed as Exhibit 3.1 to the Registrant's Registration Statement on Form S-4 filed on February 2, 2007 (File No. 333-140441) and incorporated herein by reference.)

3.2	Stewart & Stevenson LLC's Operating Agreement. (Filed as Exhibit 3.7 to the Registrant's Registration Statement on Form S-4 filed on February 2, 2007 (File No. 333-140441) and incorporated herein by reference.)

Number		Description
10.1		Indenture, dated as of July 6, 2006, among Stewart & Stevenson LLC, Stewart & Stevenson Corp., the Subsidiary Guarantors (as defined therein) and Wells Fargo Bank, National Association. (Filed as Exhibit 10.1 to Amendment No. 1 to the Registrant's Registration Statement on Form S-1 filed on February 1, 2007 (File No. 333-138952) and incorporated herein by reference.)

10.1	(a)	First Supplemental Indenture, dated as of March 10, 2010, among Stewart & Stevenson, LLC, Stewart & Stevenson Manufacturing Technologies LLC and Wells Fargo Bank, National Association, to Indenture dated as of July 6, 2006 (Filed as Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended May 1, 2010 filed on June 6, 2010 (File No. 001-33836) and incorporated herein by reference.)

10.1	(b)	Second Supplemental Indenture, dated as of March 23, 2011, among Stewart & Stevenson LLC, EMDSI-Hunt Power, L.L.C. and Wells Fargo Bank National Association, to Indenture dated as of July 6, 2006.

10.2		Second Amended and Restated Credit Agreement, dated as of February 13, 2007 by and among Stewart & Stevenson LLC, Stewart & Stevenson Distributor Holdings LLC, Stewart & Stevenson Power Products LLC, Stewart & Stevenson Petroleum Services LLC, Stewart & Stevenson Funding Corp., S&S Agent LLC, the Canadian Borrowers party thereto, the lenders party thereto, JPMorgan Chase Bank, N.A. as Administrative Agent and as U.S. Collateral Agent, JPMorgan Chase Bank, NA, Toronto Branch as Canadian Administrative Agent and as Canadian Collateral Agent and JPMorgan Chase Bank, N.A., as Export-Related Lender. (Filed as Exhibit 10.1 to Amendment No. 1 to the Registrant's Registration Statement of Form S-4 filed on February 28, 2007 (File No. 333-140441) and incorporated herein by reference.)

10.3		Asset Purchase Agreement, dated as of October 24, 2005, by and among Stewart & Stevenson Services, Inc., IPSC Co. Inc., Stewart & Stevenson Holdings, Inc., Stewart & Stevenson De Las Americas, Inc., Stewart & Stevenson International, Inc., Stewart & Stevenson Power, Inc., S&S Trust and Hushang Ansary. (Filed as Exhibit 10.3 to Amendment No. 1 to the Registrant's Registration Statement on Form S-1 filed on February 1, 2007 (File No. 333-138952) and incorporated herein by reference.)

10.4		Asset Purchase Agreement, dated as of September 27, 2005, by and among Stewart & Stevenson Services, Inc., Stewart & Stevenson Petroleum Services, Inc., Stewart & Stevenson International, Inc., Sierra Detroit Diesel Allison, Inc., S&S Trust and Hushang Ansary. (Filed as Exhibit 10.4 to Amendment No. 1 to the Registrant's Registration Statement on Form S-1 filed on February 1, 2007 (File No. 333-138952) and incorporated herein by reference.)

10.5		Asset Purchase Agreement, dated February 25, 2007, by and among Stewart & Stevenson LLC, Crown Energy Technologies Inc., Crown Energy Technologies, Inc., Crown Energy Technologies (Oklahoma) Inc., Crown Energy Technologies (Odessa) Inc., Crown Energy Technologies (Victoria) Inc., Crown Energy Technologies (Casper) Inc., Crown Energy Technologies (Bakersfield), Inc., Rance E. Fisher, and Todd E. Fisher. (Filed as Exhibit 10.4 to Amendment No. 1 to the Registrant's Registration Statement on Form S-4 filed on February 28, 2007 (File No. 333-140441) and incorporated herein by reference.)

10.6		Stewart & Stevenson 2007 Incentive Compensation Plan. (Filed as Exhibit 10.7 to Amendment No. 3 to the Registrant's Registration Statement on Form S-1 filed on September 28, 2007 (File No. 333-138952) and incorporated herein by reference.)

Number	Description
10.7	Employment Agreement, dated as of November 6, 2007, between Stewart & Stevenson LLC and Hushang Ansary. (Filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on November 13, 2007 and incorporated herein by reference.)

10.8	Employment Agreement, dated February 2, 2011 between Stewart & Stevenson LLC and Stephen Fulgham

21.1	Subsidiaries of the Registrant.

31.1	Rule 13a-14(a)/15d-14(a) certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Rule 13a-14(a)/15d-14(a) certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Section 1350 certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Section 1350 certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STEWART & STEVENSON LLC
By:	/s/ JOHN B. SIMMONS Chief Financial Officer

Date: May 2, 2011

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on May 2, 2011:

Signature	Title

/s/ HUSHANG ANSARY Hushang Ansary	Chairman of the Board of Directors
/s/ FRANK C. CARLUCCI Frank C. Carlucci	Vice Chairman and Director
/s/ ROBERT L. HARGRAVE Robert L. Hargrave	Vice Chairman and Director
/s/ STEVE FULGHAM Steve Fulgham	Chief Executive Officer and Director (Principal Executive Officer)
/s/ JOHN B. SIMMONS John B. Simmons	Chief Financial Officer and Director (Principal Financial Officer)
/s/ ANDREW M. CANNON Andrew M. Cannon	Chief Accounting Officer (Principal Accounting Officer)
/s/ NINA ANSARY Nina Ansary	Director

Signature	Title

/s/ JAMES W. CRYSTAL James W. Crystal	Director
/s/ MUNAWAR H. HIDAYATALLAH Munawar H. Hidayatallah	Director
/s/ JOHN D. MACOMBER John D. Macomber	Director
/s/ ANTHONY G. PETRELLO Anthony G. Petrello	Director
/s/ J. ROBINSON WEST J. Robinson West	Director

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Stewart & Stevenson LLC

        We have audited the accompanying consolidated balance sheets of Stewart & Stevenson LLC and subsidiaries as of January 31, 2011 and 2010, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended January 31, 2011. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Stewart & Stevenson LLC and subsidiaries at January 31, 2011 and 2010, and the consolidated results of their operations and their cash flows for each of the three years in the period ended January 31, 2011, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Houston, Texas
May 2, 2011

Stewart & Stevenson LLC and Subsidiaries

Consolidated Balance Sheets

(Dollars in thousands)	January 31, 2011	January 31, 2010
Assets
Current assets:
Cash and cash equivalents	$9,168	$3,321
Restricted cash	5,000	3,000
Accounts receivable, net	85,236	81,626
Recoverable costs and accrued profits not yet billed	78,934	38,042
Inventories, net	285,909	248,313
Other current assets	7,186	7,626

Total current assets	471,433	381,928
Property, plant and equipment, net	75,077	79,206
Goodwill and intangibles, net	16,064	46,616
Deferred financing costs and other assets	5,029	6,775

Total assets	$567,603	$514,525

Liabilities and shareholders' equity
Current liabilities:
Bank notes payable	$7,401	$7,122
Current portion of long-term debt	40	65
Accounts payable	81,198	52,994
Accrued payrolls and incentives	15,913	8,714
Billings in excess of incurred costs	4,285	115
Customer deposits	80,346	26,307
Other current liabilities	43,979	41,126

Total current liabilities	233,162	136,443
Long-term debt, net of current portion	185,181	220,926
Other long-term liabilities	226	1,534

Total liabilities	418,569	358,903

Commitments and contingencies
Shareholders' equity:
Common units, 100,005,000 units issued and outstanding	74,113	74,113
Accumulated other comprehensive income	5,092	1,383
Retained earnings	69,829	80,126

Total shareholders' equity	149,034	155,622

Total liabilities and shareholders' equity	$567,603	$514,525

See accompanying Notes to Consolidated Financial Statements

Stewart & Stevenson LLC and Subsidiaries

Consolidated Statements of Operations

	Fiscal Year Ended
(Dollars and units in thousands)	January 31, 2011	January 31, 2010	January 31, 2009
Sales	$861,234	$688,676	$1,217,142
Cost of sales	715,967	577,028	1,002,166

Gross profit	145,267	111,648	214,976
Selling and administrative expenses	104,252	114,188	138,141
Impairment of goodwill and indefinite-lived intangible assets	31,487	—	—
Other (income) expense, net	(1,026)	54	(1,311)

Operating profit (loss)	10,554	(2,594)	78,146
Interest expense, net	19,886	20,489	24,931

(Loss) earnings before income taxes	(9,332)	(23,083)	53,215
Income tax expense	700	816	2,659

Net (loss) earnings	$(10,032)	$(23,899)	$50,556

Weighted average units outstanding:
Basic	100,005	100,005	100,005
Diluted	100,005	100,005	100,005
Net (loss) earnings per common unit
Basic	$(0.10)	$(0.24)	$0.51
Diluted	$(0.10)	$(0.24)	$0.51

See accompanying Notes to Consolidated Financial Statements

Stewart & Stevenson LLC and Subsidiaries

Consolidated Statements of Shareholders' Equity

(Dollars in thousands)	Common Units	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
Balance, January 31, 2008	$74,113	$8,233	$92,595	$174,941
Net earnings	—	—	50,556	50,556
Other comprehensive loss	—	(11,995)	—	(11,995)
Distributions to unit holders for tax obligations	—	—	(33,558)	(33,558)

Balance, January 31, 2009	$74,113	$(3,762)	$109,593	$179,944
Net loss	—	—	(23,899)	(23,899)
Other comprehensive income	—	5,145	—	5,145
Distributions to unit holders for tax obligations	—	—	(5,568)	(5,568)

Balance, January 31, 2010	$74,113	$1,383	$80,126	$155,622
Net loss	—	—	(10,032)	(10,032)
Other comprehensive income	—	3,709	—	3,709
Distributions to unit holders for tax obligations	—	—	(265)	(265)

Balance January 31, 2011	$74,113	$5,092	$69,829	$149,034

See accompanying Notes to Consolidated Financial Statements

Stewart & Stevenson LLC and Subsidiaries

Consolidated Statements of Cash Flows

	Fiscal Year Ended
(Dollars in thousands)	January 31, 2011	January 31, 2010	January 31, 2009
Operating activities
Net (loss) earnings	$(10,032)	$(23,899)	$50,556
Adjustments to reconcile net (loss) earnings to net cash provided by operating activities:
Amortization of deferred financing costs	1,668	2,011	1,980
Depreciation and amortization	17,053	18,402	18,869
Impairment of goodwill and indefinite-lived intangible assets	31,487	—	—
Non-cash foreign exchange (gains) losses	(71)	29	(3,017)
Change in operating assets and liabilities net of the effect of acquisitions:
Accounts receivable, net	(2,985)	68,413	7,879
Recoverable costs and accrued profits not yet billed	(40,857)	19,091	4,182
Inventories, net	(34,108)	49,464	(7,300)
Accounts payable	27,695	(35,627)	(29,045)
Accrued payrolls and incentives	7,237	(2,381)	(1,755)
Billings in excess of incurred costs	4,088	(27,889)	(3,370)
Customer deposits	53,840	5,500	5,143
Other current assets and liabilities	2,989	(3,274)	17,225
Other, net	(1,140)	(3,519)	(2,877)

Net cash provided by operating activities	56,864	66,321	58,470

Investing activities
Capital expenditures	(2,211)	(2,536)	(5,469)
Additions to rental equipment	(10,747)	(777)	(22,333)
Increase in restricted cash	(2,000)	—	—
Proceeds from sale of property, plant and equipment, net	34	373	26

Net cash used in investing activities	(14,924)	(2,940)	(27,776)

Financing activities
Change in short-term notes payable	(108)	1,525	1,836
Deferred financing costs	—	(375)	(375)
Changes in long-term revolving loans	(35,777)	(59,315)	(10,267)
Distributions to shareholders for tax obligations	(265)	(5,568)	(33,558)

Net cash used in financing activities	(36,150)	(63,733)	(42,364)

Effect of exchange rate on cash	57	1,667	1,294
Increase (decrease) in cash and cash equivalents	5,847	1,315	(10,376)
Cash and cash equivalents, beginning of fiscal period	3,321	2,006	12,382

Cash and cash equivalents, end of fiscal period	$9,168	$3,321	$2,006

Cash paid for:
Interest	$18,187	$19,709	$22,883
Income taxes	$2,169	$1,278	$4,346

See accompanying Notes to Consolidated Financial Statements

STEWART & STEVENSON LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Company Overview

        Stewart & Stevenson LLC, headquartered in Houston, Texas was formed for the purpose of acquiring from Stewart & Stevenson Services, Inc. ("SSSI") and its affiliates on January 23, 2006 substantially all of their equipment, aftermarket parts and service and rental businesses that primarily served the oil and gas industry (the "SSSI Acquisition"). Unless otherwise indicated or the context otherwise requires, the terms "Stewart & Stevenson," the "Company," "we," "our" and "us" refer to Stewart & Stevenson LLC and its subsidiaries.

        On February 26, 2007, we acquired substantially all of the operating assets and assumed certain liabilities of Crown Energy Technologies, Inc. and certain of its affiliates (collectively, "Crown"), which we refer to as the "Crown Acquisition." Crown, which was headquartered in Calgary, Alberta, had multiple U.S. operations. Crown manufactured drilling, well servicing and workover rigs, stimulation equipment and provided related parts and services.

        We are a leading designer, manufacturer and provider of specialized equipment and aftermarket parts and service for the oil and gas and other industries. Our wide range of products covers hydraulic fracturing, well stimulation, workover, intervention and drilling operations. These products include well stimulation equipment, pumping, acidizing, coiled tubing, cementing and nitrogen units, drilling rigs and workover rigs, power generation systems, and electrical support and distribution systems, as well as engines, transmissions, prime movers and material handling equipment. We have a substantial installed base of products, which provides us with significant opportunities for recurring, higher-margin aftermarket parts and service revenues from customers in the oil and gas, power generation and various other industries. In addition, we provide rental equipment to our customers, including generator sets, air compressors, rail car movers and material handling equipment.

Note 2. Summary of Significant Accounting Policies

        Use of Estimates and Assumptions:    The preparation of financial statements in conformity with generally accepted accounting principles in the United States ("GAAP") requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. We evaluate our estimates on an ongoing basis, based on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates.

        Fiscal Year:    Our fiscal year begins on February 1 of the year stated and ends on January 31 of the following year. For example, our "Fiscal 2010" commenced on February 1, 2010 and ended on January 31, 2011. We report results on the fiscal quarter method with each quarter comprising approximately 13 weeks.

        Consolidation:    The consolidated financial statements include the accounts of Stewart & Stevenson LLC and all enterprises in which we have a controlling interest. All intercompany accounts and transactions have been eliminated. We do not have any variable-interest entities.

        Reclassifications:    Certain reclassifications have been made in the prior year consolidated financial statements to conform to the current period presentation. In our prior reports filed with the SEC, we presented four segments: equipment, aftermarket parts and service, rental and corporate. We have revised our segments to the following three segments: manufacturing, distribution and corporate and shared services. The audited consolidated financial statements have been recast to reflect our new segment presentation. See "Note 6—Segment Data."

STEWART & STEVENSON LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2. Summary of Significant Accounting Policies (Continued)

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

        Derivative financial instruments:    On occasion, we enter into derivative financial instruments to manage certain exposures to our operations; however, this activity has been relatively insignificant to our financial statements. During the second quarter of Fiscal 2010, we entered into four short-term foreign currency exchange rate contracts to manage our exposure to fluctuations in foreign currency for certain purchase orders that were denominated in Euros. As of October 30, 2010, all of these contracts were closed and the Company recognized a $0.8 million realized gain, which was recorded in other (income) expense, net within our consolidated statements of operations. A short-term foreign currency exchange rate derivative instrument was entered in January 2009 to manage our exposure to fluctuations in foreign currency exchange rates for certain contracts of our Canadian subsidiary that were not denominated in its functional currency. The derivative was settled in the second quarter of Fiscal 2009 and resulted in a gain of $1.4 million, which was recorded in other (income) expense, net within our consolidated statements of operations.

        Inventories:    Inventories are stated at the lower of cost or market, with cost primarily determined on a first-in, first-out ("FIFO") basis and market determined on the basis of estimated realizable values. We purchase a considerable amount of our inventory for resale from independent manufacturers pursuant to distribution agreements. Cost represents invoice or production cost for new items and original cost less allowance for condition for used equipment inventory. Production cost includes material, labor and manufacturing overhead. When circumstances dictate, we write inventory down to its estimated realizable value based upon assumptions about future demand, technological innovations, market conditions, plans for disposal and the physical condition of products. Shipping and handling costs are expensed as incurred in cost of sales. Shipping and handling costs billed to customers are recorded as sales.

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

STEWART & STEVENSON LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2. Summary of Significant Accounting Policies (Continued)

        With respect to long-term equipment contracts, which accounted for approximately 28.7% of total sales in Fiscal 2010, revenue is recognized using the percentage-of-completion method. The majority of our contracts are fixed-price contracts, and measurement of progress toward completion is based on direct labor hours incurred. For long-term equipment contracts to build land-based drilling, workover and service rigs, measurement of progress toward completion is based on the cost-to-cost method. Changes in estimates for revenues, costs to complete and profit margins are recognized in the period in which they are reasonably determinable. Any anticipated losses on uncompleted contracts are recognized whenever evidence indicates that the estimated total cost of a contract exceeds its estimated total revenue. With respect to cost-plus-fixed-fee contracts, we recognize the fee ratably as the actual costs are incurred, based upon the total fee amounts expected to be realized upon completion of the contracts. Bid and proposal costs are expensed as incurred.

        Recoverable costs and accrued profits not yet billed ("Unbilled Revenue") represent the cumulative revenue recognized less the cumulative billings to the customer. Any billed revenue that has not been collected is reported as accounts receivable. The timing of when we bill our customers is generally based upon advance billing terms or contingent upon completion of certain phases of the work, as stipulated in the contract. Progress billings in accounts receivable at January 31, 2011 and 2010 included contract retentions totaling $3.5 million and $7.6 million, respectively, which are anticipated to be collected within one year. Billings in excess of incurred costs represent progress billings in excess of Unbilled Revenue.

        We frequently sell equipment together with "start-up" services, which typically involve adding fuel to the engine, starting the equipment for the first time, and observing it to ensure that it is operating properly. In cases where start-up services are required on an equipment sale, the estimated start-up costs are accrued when revenue from the equipment sale is recognized. We had approximately $2.6 million and $1.1 million of accrued start-up costs that had not yet been performed as of January 31, 2011 and January 31, 2010, respectively.

        Customer Deposits:    We sometimes collect advance customer deposits to secure customers' obligations to pay the purchase price of ordered equipment. For long-term construction contracts, these customer deposits are recorded as current liabilities until construction begins. During construction, the deposit liability is reclassified into billings in excess of incurred costs and, ultimately, recognized into revenue under the percentage-of-completion method. For all other sales, these deposits are recorded as current liabilities until revenue is recognized.

        Long-Lived Assets:    Long-lived assets, which include property, plant and equipment and acquired definite-lived intangible assets, comprise a significant amount of our total assets. We carry our property, plant and equipment at cost less accumulated depreciation. Maintenance and repairs are expensed as incurred and expenditures for renewals, replacements and improvements are capitalized. We depreciate our property, plant and equipment on a straight-line basis over their estimated useful lives. Definite-lived intangibles are amortized on a straight-line basis over their estimated useful lives.

STEWART & STEVENSON LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2. Summary of Significant Accounting Policies (Continued)

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

Buildings	10 - 25 years
Leasehold improvements	Lesser of lease term or asset life
Rental equipment	2 - 8 years
Machinery and equipment	4 - 7 years
Computer hardware and software	3 - 4 years
Intangible assets	4 months - 27 years

        In estimating the useful lives of our property, plant and equipment, we rely primarily on our actual experience with the same or similar assets. The useful lives of our definite-lived intangible assets are determined by the years over which we expect the assets to generate a benefit based on legal, contractual or regulatory terms.

        We assess the valuation of components of our property, plant and equipment and definite-lived intangible assets whenever events or circumstances dictate that the carrying value might not be recoverable. We base our evaluation on indicators such as the nature of the assets, the future economic benefit of the assets, any historical or future profitability measurements and other external market conditions or factors that may be present. If such factors indicate that the carrying amount of an asset or asset group may not be recoverable, we determine whether impairment has occurred by analyzing an estimate of undiscounted future cash flows at the lowest level for which identifiable cash flows exist. If the estimate of undiscounted future cash flows during the estimated useful life of the asset is less than the carrying value of the asset, we recognize a loss for the difference between the carrying value of the asset and its estimated fair value, measured by the present value of estimated future cash flows or third party appraisal, as appropriate under the circumstances.

        Goodwill and indefinite-lived intangible assets:    We perform an impairment test for goodwill and indefinite-lived intangible assets annually during the fourth quarter, or earlier if indicators of potential impairment exist. Our goodwill impairment test involves a comparison of the fair value of each of our reporting units with their carrying value. Our impairment test for indefinite-lived intangible assets involves the comparison of the fair value of the intangible asset and its carrying value. The fair value is determined using discounted cash flows ("income approach") and other market-related valuation models, including earnings multiples ("public company market approach") and comparable asset market values ("transaction approach"). Certain estimates and judgments are required in the application of these fair value models. The income approach consists of estimating the future cash flows that are directly associated with each of our reporting units. There are significant inherent uncertainties and management judgment involved in estimating the fair value of each reporting unit, including historical experience and future expectations such as budgets and industry projections. We believe we have made reasonable estimates and assumptions to estimate the fair value of our reporting units.

STEWART & STEVENSON LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2. Summary of Significant Accounting Policies (Continued)

        We performed the first step for our annual impairment test, which compares the fair value of our reporting units to their carrying values, during the Fiscal 2010 fourth quarter and the result of this test indicated that a probable impairment existed for our Crown reporting unit. The Fiscal 2010 results of operations for the Crown reporting unit did not achieve our expectations. In particular, the anticipated rebound for and growth in rig and well stimulation equipment sales and backlog growth for the Crown reporting unit have not reached pre-2009 levels. These assumptions had been factored into our budgets and forecasts and specific sales were anticipated to occur during Fiscal 2010, including the fourth quarter, coupled with growth in backlog for these products. Because oil prices have risen, it was anticipated that capital spending for land-based drilling, workover and service rigs would return and be reflected in backlog and equipment ordering trends. As a result of this prolonged downturn, our cash flow projections for Crown have been substantially revised downward.

        The Crown reporting unit had goodwill of $28.7 million and indefinite-lived intangible assets (trademarks) of $4.1 million subject to this annual impairment test. In determining the fair value in the step one test, the material assumptions used for the income approach included a weighted average cost of capital of 21.4% and a long-term growth rate of 4.1%. Based on our future cash flow projections for the Crown reporting unit, the result of the income approach indicated the carrying amount of the Crown reporting unit exceeded its estimated fair value. In addition, these cash flow projections did not result in meaningful market-related comparisons under the public company market and transaction approaches. Therefore, under the second step of the impairment test, we allocated the estimated fair value indicated by the income approach to the identifiable tangible and intangible assets and liabilities based on their respective values. This allocation indicated a partial impairment for the indefinite-lived intangible assets and no residual value for goodwill.

        The below table details the impact of this impairment charge, which resulted in an overall decrease to goodwill and intangibles, net in our consolidated balance sheets of $31.5 million as follows:

	Indefinite-Lived Intangible Assets	Goodwill
Crown reporting unit before impairment test	$4,084	$28,653
Impairment charges	(2,834)	(28,653)

Crown reporting unit after impairment test	$1,250	$—

        We recorded a $31.5 million impairment charge in our consolidated results of operations for Fiscal 2010.

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

STEWART & STEVENSON LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2. Summary of Significant Accounting Policies (Continued)

        Advertising:    Advertising costs are included in selling and administrative expenses and are expensed as incurred. These expenses totaled $1.7 million, $1.4 million and $2.8 million for Fiscal 2010, 2009 and 2008, respectively.

        Research and Development:    Expenditures for research and development activities are charged to expense as incurred and were $0.6 million, $1.0 million and $3.3 million in Fiscal 2010, 2009 and 2008, respectively.

        Translation of Foreign Currency:    The local currency is the functional currency for our Canadian and Colombian subsidiaries and, as such, assets and liabilities are translated into U.S. dollars at year end exchange rates. Income and expense items are translated at average exchange rates during the year. Translation adjustments resulting from changes in exchange rates are reported in accumulated other comprehensive income. Gains or losses from foreign currency transactions are recognized in current earnings as a component of other expense (income), net in our consolidated statements of operations.

        On January 10, 2010, the Venezuelan government devalued its currency from 2.15 Bolivars per U.S. dollar to 4.30 Bolivars per U.S. dollar ("the official rate") and the Venezuelan economy has since been designated as hyperinflationary. The Company recognized a translation loss of $3.1 million as of January 31, 2010, which was recorded in currency translation adjustment, a component of accumulated other comprehensive income (loss) in our consolidated balance sheets. We have historically utilized the official rate for our Venezuelan operations. Beginning February 1, 2010, we utilized the U.S. dollar as the functional currency for our Venezuelan subsidiary and remeasured its financial statements into U.S. dollars at the official rate. Accordingly, using "hyperinflationary accounting," we recognized the related losses or gains from such remeasurement of its balance sheet in the consolidated statements of its operations. During Fiscal 2010, the official rate for Venezuela did not fluctuate significantly. As a result, the effect of remeasuring our Venezuelan subsidiary was insignificant.

        At January 31, 2011, we evaluated the rate at which we remeasure our Venezuelan subsidiary and concluded that based on the continued slow-down of its economy and resultant constraints presently impacting the banking environment and associated limitations therein, that the SITME rate of 5.30 Bolivars per U.S. dollar was a more appropriate remeasurement rate. The result of this change in remeasurement rate did not have a material impact to our financial statements. The total assets for our Venezuela subsidiary are approximately $4.0 million.

        Fair Value of Financial Instruments:    Our financial instruments consist primarily of cash equivalents, trade receivables, trade payables and debt instruments. The recorded values of cash equivalents, trade receivables and trade payables are considered to be representative of their respective fair values. Generally, our notes payable and revolving credit facility have interest rates which are tied to current market rates, and thus, their fair value is consistent with their recorded amounts. The estimated fair value of our senior notes is based on quoted market prices (Level 1). At January 31, 2011, our senior notes with a carrying value of $150.0 million had a fair value of $153.2 million.

STEWART & STEVENSON LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2. Summary of Significant Accounting Policies (Continued)

        Warranty Costs:    Generally, the only warranty provided to our customers for products we sell that were originally manufactured by others, including our key OEMs, is the warranty provided by those original manufacturers. We warrant products manufactured, and services provided, by us for periods of three to 18 months. Based on historical experience and contract terms, we accrue the estimated cost of our product and service warranties at the time of sale or, in some cases, when specific warranty exposures are identified and quantifiable. Accrued warranty costs are adjusted periodically to reflect actual experience. Certain warranty and other related claims involve matters of dispute that ultimately are resolved by negotiation, arbitration or litigation. Occasionally, a material warranty issue can arise that is beyond our historical experience. We accrue for any such warranty issues as they become known and estimable.See Note 8—"Significant Balance Sheet Accounts."

        Income Taxes:    As a limited liability company, income is reported for federal and state income tax purposes by our unit holders. Generally, we make quarterly distributions to our unit holders to fund their tax obligations. We are responsible, however, for paying taxes such as Texas Margins tax and other foreign income taxes.

Note 3. Income Taxes

        Our effective tax rate for Fiscal 2010 was approximately 7.5%, which excludes our tax distributions to the unit holders of our limited liability company. As a limited liability company, income is reported for federal and state income tax purposes (except for the Texas Margins tax and foreign taxes reported at the entity level) by our unit holders. During Fiscal 2010, we recorded $1.4 million of Texas Margins tax and $0.7 million of income tax benefit associated with foreign jurisdictions. Generally, we make quarterly distributions to the unit holders to fund their tax obligations. During Fiscal 2010, 2009 and 2008, we made tax distributions of $0.3 million, $5.6 million and $33.6 million, respectively, to our unit holders.

        The following table lists the pre-tax earnings by geographic area:

	Fiscal Year Ended January 31,
(Dollars in thousands)	2011	2010	2009
Net earnings (loss) before income taxes:
U.S.	$25,570	$(6,205)	$52,970
Foreign	(34,902)	(16,878)	245

Total	$(9,332)	$(23,083)	$53,215

STEWART & STEVENSON LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 3. Income Taxes (Continued)

        The provision for income taxes consisted of the following:

	Fiscal Year Ended January 31,
(Dollars in thousands)	2011	2010	2009
Current expense (benefit)
U.S.
Federal	$—	$—	$—
State	1,297	1,285	1,684

Total U.S.	1,297	1,285	1,684
Foreign	208	(1,446)	1,502

Total current (benefit) expense	1,505	(161)	3,186
Deferred expense (benefit)
U.S.
Federal	—	—	—
State	54	(84)	(104)

Total U.S.	54	(84)	(104)
Foreign	(859)	1,061	(423)

Total deferred expense (benefit)	(805)	977	(527)

Income tax expense	$700	$816	$2,659

        A reconciliation between the provision for income taxes and income taxes computed by applying the statutory rate is as follows:

	Fiscal Year Ended January 31,
(Dollars in thousands)	2011	2010	2009
Tax (benefit) provision at statutory rate	$(3,266)	$(8,079)	$18,625
Add (deduct):
State income tax	1,351	1,201	1,580
Valuation allowance	5,145	3,114	—
Foreign credits	76	(41)	7
Benefit (tax) on LLC income not subject to taxation at the statutory rate	(2,606)	4,621	(17,553)

Income tax expense	$700	$816	$2,659

STEWART & STEVENSON LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 3. Income Taxes (Continued)

        The tax effects of temporary differences that give rise to the deferred tax assets and liabilities were as follows:

	As of January 31,
(Dollars in thousands)	2011	2010
Deferred tax assets:
Net operating loss carryforward	$2,263	$1,808
Reserves, allowances and accruals	756	389
Amortizable intangible assets	720	745
Non-amortizable intangible assets	4,184	—
Property and equipment	336	172

	8,259	3,114
Valuation allowance	(8,259)	(3,114)
Deferred tax liabilities:
Goodwill and non-amortizable intangibles	—	(1,046)

Net deferred tax assets (liabilities)	$—	$(1,046)

        As of January 31, 2011, the Company had a gross Canadian net operating loss carry forward of $9.1 million which expires in 2031. A full valuation allowance has been provided for this asset and other deferred tax assets and the valuation allowance increased $5.1 million in Fiscal 2010. We have established valuation allowances for uncertainties in realizing the benefit of this tax loss carry forward and other deferred tax assets. Changes in estimates of future taxable income or in tax laws may alter this expectation.

Note 4. Net Earnings Per Share

        Accounting standards require dual presentation of earnings per share ("EPS"): Basic EPS and Diluted EPS. Basic EPS is computed by dividing net earnings or loss available to common unit holders by the weighted average number of common units outstanding for the period. For purposes of EPS, one unit is equivalent to one share. Diluted EPS excludes 408,000 contingent dilutive unvested restricted shares that would be considered common stock equivalents using the treasury stock method because as of January 31, 2011, the contingent condition had not occurred. See "Note 9—Equity" for a discussion of the outstanding restricted share grants.

STEWART & STEVENSON LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 4. Net Earnings Per Share (Continued)

        The following table sets forth the computation of basic and diluted earnings per common unit:

	Fiscal Year Ended January 31,
(Dollars and units in thousands)	2011	2010	2009
Numerator:
Net (loss) earnings	$(10,032)	$(23,899)	$50,556
Denominator:
Basic weighted average units outstanding	100,005	100,005	100,005
Effect of dilutive securities	—	—	—

Diluted weighted average units outstanding	100,005	100,005	100,005
Basic (loss) earnings per unit	$(0.10)	$(0.24)	$0.51
Diluted (loss) earnings per unit	$(0.10)	$(0.24)	$0.51

Note 5. Comprehensive Income

        Total comprehensive income was as follows:

	Fiscal Year Ended January 31,
(Dollars in thousands)	2011	2010	2009
Net (loss) earnings	$(10,032)	$(23,899)	$50,556
Currency translation gain (loss)	3,709	5,145	(11,995)

Comprehensive (loss) income	$(6,323)	$(18,754)	$38,561

        Translation adjustments resulting from changes in exchange rates are reported in other comprehensive income. As of January 31, 2011, 2010 and 2009, the entire accumulated other comprehensive gain (loss) balance consisted of currency translation adjustments. Foreign currency transaction exchange gains (losses) are recorded in other expense (income), net in the consolidated statements of operations and were $0.1 million, ($1.7) million and $1.3 million during Fiscal 2010, 2009 and 2008, respectively.

Note 6. Segment Data

        In our prior reports filed with the SEC, we presented four segments: equipment, aftermarket parts and service, rental and corporate. We have revised our segments to the following three segments: manufacturing, distribution and corporate and shared services. The consolidated financial statements have been recast to reflect our new segment presentation.

        Through our two operating segments, we design, manufacture and market a wide range of equipment and provide aftermarket parts and service to a broad range of customers. We also provide rental equipment through our distribution segment. These products and services are consistent with our activities in prior periods and were reported in prior periods as three distinct operating segments. We now report these same product categories within our two operating segments, which reflects our internal management structure.

STEWART & STEVENSON LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 6. Segment Data (Continued)

        This operational and management structure was clarified and defined in the fourth quarter of Fiscal 2010 as the result of senior management's assessment and recommendations made to the board of directors. This operational and management realignment was approved by our board and is reflected in the segments we now report. We believe that the two operating segment presentation continues to report the products and services we provide, while also providing a view of how we manage our business and a better platform from which to explain the key activities within, and drivers for, our business.

        The Crown results are included in our manufacturing segment and are aligned with our internal management structure.

        Our reportable segments are as follows:

Manufacturing

        We design, manufacture and market equipment for U.S. and international oilfield service providers and drilling and workover contractors, as well as national oil companies that require integrated and customized product solutions. We manufacture equipment specifically for hydraulic fracturing, well stimulation, well workover, intervention and drilling operations. Our manufactured products include integrated solutions, which incorporate a variety of components into a single system, for a wide range of oilfield services and support applications. In addition, we provide parts and service to customers primarily in the oil and gas industry.

Distribution

        We provide stand-alone products and aftermarket parts and service for products manufactured by us, our six key OEMs and other manufacturers. In addition, we provide rental equipment including generator sets, air compressors, rail car movers and material handling equipment to our customers. Our aftermarket parts and service operations, which provide us with a recurring, higher-margin source of revenue, serve customers engaged in the oil and gas, power generation, marine, mining, construction, commercial vehicle and material handling industries, as well as other industries.

Corporate and shared services

        Our corporate and shared services segment includes administrative overhead normally not associated with specific activities within the operating segments. These expenses include legal, finance and accounting, internal audit, human resources, information technology, marketing, supply chain and similar corporate office costs.

STEWART & STEVENSON LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 6. Segment Data (Continued)

        Intra-segment revenues and costs are eliminated, and operating profit (loss) represents earnings (loss) before interest and income taxes. Operating results by segment were as follows:

	Fiscal Year Ended January 31,
(Dollars in thousands)	2011	2010	2009
Sales
Manufacturing	$342,394	$246,354	$520,055
Distribution	518,840	442,322	697,087

Total sales	$861,234	$688,676	$1,217,142

Operating profit (loss)
Manufacturing	$11,277	$15,875	$50,110
Distribution	37,481	23,640	66,456
Corporate and shared services	(38,204)	(42,109)	(38,420)

Total operating profit	$10,554	$(2,594)	$78,146

Operating profit percentage
Manufacturing	3.3%	6.4%	9.6%
Distribution	7.2	5.3	9.5
Consolidated	1.2%	(0.4)%	6.4%

        The Fiscal 2010 operating profit for the manufacturing segment includes the impact of the $31.5 million goodwill and indefinite-lived intangible assets impairment charge for Crown.

        Assets by segment were as follows:

	Fiscal Year Ended January 31,
(Dollars in thousands)	2011	2010	2009
Assets
Manufacturing	$274,183	$254,070	$309,255
Distribution	278,382	248,178	327,935
Corporate and shared services	15,038	12,277	16,772

Total Assets	$567,603	$514,525	$653,962

        Capital expenditures by segment were as follows:

	Fiscal Year Ended January 31,
(Dollars in thousands)	2011	2010	2009
Capital Expenditures
Manufacturing	$238	$784	$346
Distribution	12,071	1,998	25,821
Corporate and shared services	649	531	1,635

Total capital expenditures	$12,958	$3,313	$27,802

STEWART & STEVENSON LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 6. Segment Data (Continued)

        Depreciation and amortization by segment were as follows:

	Fiscal Year Ended January 31,
(Dollars in thousands)	2011	2010	2009
Depreciation & amortization
Manufacturing	$5,672	$6,388	$7,218
Distribution	10,729	10,970	10,479
Corporate and shared services	652	1,044	1,172

Total deprecation & amortization	$17,053	$18,402	$18,869

        Geographic Information for the periods presented is shown below:

	Fiscal Year Ended January 31
(Dollars in thousands)	2011	2010	2009
Sales
United States	$694,506	$483,078	$786,641
International	166,728	205,598	430,501

Total	$861,234	$688,676	$1,217,142

        International sales reflects sales in and to countries outside the United States, including sales to U.S. customers for export.

	As of January 31,
(Dollars in thousands)	2011	2010
Assets
United States	$506,670	$431,684
International	60,933	82,841

Total	$567,603	$514,525

Note 7. Long-Term Debt

	As of
(Dollars in thousands)	January 31, 2011	January 31, 2010
Other debt	$7,441	$7,243
Revolving credit facility	35,181	70,870
Unsecured senior notes	150,000	150,000

Total	192,622	228,113
Less: current portion of other debt	(7,441)	(7,187)

Long-term debt, net of current portion	$185,181	$220,926

STEWART & STEVENSON LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 7. Long-Term Debt (Continued)

        Future maturities of debt by year at January 31, 2011 are as follows:

(Dollars in thousands)
Fiscal 2011	$7,441
Fiscal 2012	35,181
Fiscal 2013	—
Fiscal 2014	150,000
Fiscal 2015 and thereafter	—

Total	$192,622

        Other debt:    Other debt includes certain short-term secured loans within our South American operations, a floor plan financing agreement and other equipment loans. The restricted cash on our balance sheet relates to collateral securing certain of this debt. The weighted average interest rate for the South American operations debt was 5.7%, 11.1%, and 11.7% in Fiscal 2010, 2009 and 2008, respectively. The interest rate for the floor plan financing agreement was 3.3% in each of Fiscal 2010, 2009 and 2008.

        Revolving Credit Facility:    In February 2007, we amended our senior credit facility, increased the revolving credit facility to $250.0 million and added a $25.0 million sub-facility to be used by our Canadian operations. The amended $250.0 million revolving credit facility, which matures in February 2012, is an asset-based revolving credit facility which is secured by substantially all accounts receivable, inventory and property, plant and equipment and provides for borrowings at LIBOR plus a margin ranging from 1.25% to 2.00% per annum, based on our leverage ratios, as specified in the credit agreement. Borrowings under the facility bear interest at a weighted average interest rate of 2.02%, 2.59% and 2.71% as of January 31, 2011, 2010 and 2009, respectively. A commitment fee of 0.30% to 0.375% per annum is payable on all unused portions of the revolving credit facility based on our leverage ratios. Interest payments are due monthly, or as LIBOR contracts expire. The revolving credit facility also has a $30.0 million sub-facility which may be used for letters of credit. The credit agreement limits available borrowings to certain percentages of our assets. As of January 31, 2011, there were $19.5 million of letters of credit outstanding. Based on the outstanding borrowings, letters of credit issued and the terms of the asset-based revolving credit facility, our available borrowing capacity was approximately $124.3 million and $68.3 million at January 31, 2011 and 2010, respectively.

        Unsecured Senior Notes:    During the second quarter of Fiscal 2006, we issued $150.0 million of senior unsecured notes, bearing interest at 10.0% per annum and maturing in July 2014.

        The revolving credit facility and the senior notes contain financial and operating covenants with which we must comply during the terms of the agreements. These covenants include the maintenance of certain financial ratios, restrictions related to the incurrence of certain indebtedness and investments, and prohibition of the creation of certain liens. We were in compliance with all covenants as of January 31, 2011. The financial covenant for the revolving credit facility requires that we maintain a fixed charge coverage ratio, as defined in the agreement, of at least 1.1 to 1.0; however, this covenant does not take effect until our available borrowing capacity is $30.0 million or less. The financial covenant for the senior notes indenture requires that, were we to incur additional indebtedness (subject to various exceptions set forth in the indenture), after giving effect to the incurrence of such additional indebtedness, we have a consolidated coverage ratio, as defined in the indenture, of at least 2.5 to 1.0.

STEWART & STEVENSON LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 7. Long-Term Debt (Continued)

        We incurred $3.3 million of capitalized legal and financing charges associated with establishing the original $250.0 million senior credit facility, which are being amortized over the five year term of the facility. As a result of the amendment reducing the facility to $125.0 million in June 2006, we recorded a $1.5 million non-cash charge during the second quarter of Fiscal 2006 as interest expense. We also incurred $5.1 million of capitalized legal and financing charges associated with the issuance of the $150.0 million senior unsecured notes during the second quarter of Fiscal 2006. These costs are being amortized over the eight year term of the notes. During the first quarter of Fiscal 2007, we incurred $2.2 million of capitalized legal and financing costs associated with the February 2007 amendment to the senior credit facility. As of January 31, 2011, $3.9 million of unamortized costs are included in the balance sheet.

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

        The following condensed consolidating financial statements present separately the financial position, results of operations and cash flows of the co-issuers/guarantors ("Guarantor Entities"), and all non-guarantor subsidiaries of the Company ("Non-Guarantor Entities") based on the equity method of accounting.

Condensed Consolidating Balance Sheets

	As of January 31, 2011
(Dollars in thousands)	Guarantor Entities	Non-Guarantor Entities	Eliminations	Consolidated Totals
Current assets	$414,311	$57,122	$—	$471,433
Property, plant and equipment	72,246	2,831	—	75,077
Other assets	881	4,827	15,385	21,093

Total assets	$487,438	$64,780	$15,385	$567,603

Current liabilities	$200,693	$32,469	$—	$233,162
Intercompany payables (receivables)	(47,606)	47,606	—	—
Long-term liabilities	185,317	90	—	185,407
Shareholders' equity	149,034	(15,385)	15,385	149,034

Total liabilities and shareholders' equity	$487,438	$64,780	$15,385	$567,603

STEWART & STEVENSON LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 7. Long-Term Debt (Continued)

	As of January 31, 2010
	Guarantor Entities	Non-Guarantor Entities	Eliminations	Consolidated Totals
Current assets	$333,191	$48,737	$—	$381,928
Property, plant and equipment	75,072	4,134	—	79,206
Other assets	35,150	33,376	(15,135)	53,391

Total assets	$443,413	$86,247	$(15,135)	$514,525

Current liabilities	$113,997	$22,446	$—	$136,443
Intercompany payables (receivables)	(47,474)	47,474	—	—
Long-term liabilities	221,268	1,192	—	222,460
Shareholders' equity	155,622	15,135	(15,135)	155,622

Total liabilities and shareholders' equity	$443,413	$86,247	$(15,135)	$514,525

Condensed Consolidating Statements of Operations

	For the Fiscal Year Ended January 31, 2011
(Dollars in thousands)	Guarantor Entities	Non-Guarantor Entities	Eliminations	Consolidated Totals
Sales	$771,592	$89,642	$—	$861,234
Cost of sales	638,761	77,206	—	715,967

Gross profit	132,831	12,436	—	145,267
Selling and administrative expenses	90,474	13,778	—	104,252
Impairment of goodwill and indefinite-lived intangible assets	1,316	30,171	—	31,487
Equity in loss of subsidiaries	34,228	—	(34,228)	—
Other (income) expense, net	(1,434)	408	—	(1,026)

Operating profit (loss)	8,247	(31,921)	34,228	10,554
Interest expense, net	16,927	2,959	—	19,886

Earnings (loss) before income taxes	(8,680)	(34,880)	34,228	(9,332)
Income tax expense (benefit)	1,352	(652)	—	700

Net loss	$(10,032)	$(34,228)	$34,228	$(10,032)

STEWART & STEVENSON LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 7. Long-Term Debt (Continued)

	For the Fiscal Year Ended January 31, 2010
	Guarantor Entities	Non-Guarantor Entities	Eliminations	Consolidated Totals
Sales	$609,961	$78,715	$—	$688,676
Cost of sales	505,191	71,837	—	577,028

Gross profit	104,770	6,878	—	111,648
Selling and administrative expenses	96,705	17,483	—	114,188
Equity in loss of subsidiaries	15,953	—	(15,953)	—
Other (income) expense, net	(2,872)	2,926	—	54

Operating loss	(5,016)	(13,531)	15,953	(2,594)
Interest expense, net	17,637	2,852	—	20,489

Loss before income taxes	(22,653)	(16,383)	15,953	(23,083)
Income tax expense (benefit)	1,246	(430)	—	816

Net loss	$(23,899)	$(15,953)	$15,953	$(23,899)

	For the Fiscal Year Ended January 31, 2009
	Guarantor Entities	Non-Guarantor Entities	Eliminations	Consolidated Totals
Sales	$1,080,120	$137,022	$—	$1,217,142
Cost of sales	885,866	116,300	—	1,002,166

Gross profit	194,254	20,722	—	214,976
Selling and administrative expenses	118,844	19,297	—	138,141
Equity in earnings of subsidiaries	(759)	—	759	—
Other expense (income), net	1,809	(3,120)	—	(1,311)

Operating profit	74,360	4,545	(759)	78,146
Interest expense, net	22,021	2,910	—	24,931

Earnings before income taxes	52,339	1,635	(759)	53,215
Income tax expense	1,783	876	—	2,659

Net earnings	$50,556	$759	$(759)	$50,556

STEWART & STEVENSON LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 7. Long-Term Debt (Continued)

Condensed Consolidating Statements of Cash Flows

	For the Fiscal Year Ended January 31, 2011
(Dollars in thousands)	Guarantor Entities	Non-Guarantor Entities	Eliminations	Consolidated Totals
Net cash provided by (used in):
Operating activities
Net loss	$(10,032)	$(34,228)	$34,228	$(10,032)
Equity in loss of subsidiaries	34,228	—	(34,228)	—
Other adjustments	28,970	37,926	—	66,896

Operating activities	53,166	3,698	—	56,864
Investing activities	(14,525)	(399)	—	(14,924)
Financing activities	(36,617)	467	—	(36,150)
Effect of exchange rate on cash	—	57	—	57

Net increase in cash	2,024	3,823	—	5,847
Cash at the beginning of the period	248	3,073	—	3,321

Cash at the end of the period	$2,272	$6,896	$—	$9,168

	For the Fiscal Year Ended January 31, 2010
	Guarantor Entities	Non-Guarantor Entities	Eliminations	Consolidated Totals
Net cash provided by (used in):
Operating activities
Net loss	$(23,899)	$(15,953)	$15,953	$(23,899)
Equity in loss of subsidiaries	15,953	—	(15,953)	—
Other adjustments	64,661	25,559	—	90,220

Operating activities	56,715	9,606	—	66,321
Investing activities	(1,301)	(1,639)	—	(2,940)
Financing activities	(55,192)	(8,541)	—	(63,733)
Effect of exchange rate on cash	—	1,667	—	1,667

Net increase in cash	222	1,093	—	1,315
Cash at the beginning of the period	26	1,980	—	2,006

Cash at the end of the period	$248	$3,073	$—	$3,321

STEWART & STEVENSON LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 7. Long-Term Debt (Continued)

	For the Fiscal Year Ended January 31, 2009
	Guarantor Entities	Non-Guarantor Entities	Eliminations	Consolidated Totals
Net cash provided by (used in):
Operating activities
Net earnings	$50,556	$759	$(759)	$50,556
Equity in earnings of subsidiaries	(759)	—	759	—
Other adjustments	34,180	(26,266)	—	7,914

Operating activities	83,977	(25,507)	—	58,470
Investing activities	(27,971)	195	—	(27,776)
Financing activities	(61,937)	19,573	—	(42,364)
Effect of exchange rate on cash	—	1,294	—	1,294

Net decrease in cash	(5,931)	(4,445)	—	(10,376)
Cash at the beginning of the period	5,957	6,425	—	12,382

Cash at the end of the period	$26	$1,980	$—	$2,006

Note 8. Significant Balance Sheet Accounts

        Allowance for Doubtful Accounts:    Activity in the allowance for doubtful accounts was as follows:

	Fiscal Year Ended January 31,
(Dollars in thousands)	2011	2010	2009
Allowance for doubtful accounts at beginning of period	$4,919	$3,599	$3,140
Additions to reserves	684	2,482	1,281
Writeoffs against allowance for doubtful accounts	(3,085)	(1,327)	(1,189)
Collections of previously reserved items	189	165	367

Allowance for doubtful accounts at end of period	$2,707	$4,919	$3,599

        Inventories:    Summarized below are the components of inventories:

	As of January 31,
(Dollars in thousands)	2011	2010
Inventory purchased under distributor agreements	$107,872	$104,542
Raw materials and spare parts	79,231	93,017
Work in process	97,501	34,481
Finished goods	1,305	16,273

Total inventories, net	$285,909	$248,313

STEWART & STEVENSON LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 8. Significant Balance Sheet Accounts (Continued)

        Raw materials and spare parts include OEM equipment and components used in the manufacturing segment. Finished goods includes manufactured equipment that is essentially complete at January 31, 2010. The inventory balances above are net of inventory valuation allowances of $30.4 million and $20.4 million at January 31, 2011 and January 31, 2010, respectively.

        Contracts in Process:    Recoverable costs and accrued profits not yet billed relate to long-term equipment contracts. Amounts included in the financial statements which relate to recoverable costs and accrued profits not yet billed on contracts in process are classified as current assets. Billings on uncompleted contracts in excess of incurred costs are classified as current liabilities. Progress billings on contracts are made in accordance with the terms and conditions of the contracts, which often differ from the revenue recognition process. A summary of the status of uncompleted contracts is as follows:

	As of January 31,
(Dollars in thousands)	2011	2010
Costs incurred on uncompleted contracts	$91,768	$109,788
Accrued profits	22,744	33,800

	$114,512	$143,588
Less billings to date	(39,863)	(105,661)

	$74,649	$37,927

Recoverable costs and accrued profits not yet billed (CIEB)	$78,934	$38,042
Billings in excess of incurred costs and accrued profits (BIEC)	(4,285)	(115)

	$74,649	$37,927

        Property, Plant and Equipment:    Components of property, plant and equipment, net, were as follows:

	As of January 31,
(Dollars in thousands)	2011	2010
Machinery and equipment	$29,852	$27,892
Buildings and leasehold improvements	27,918	27,299
Rental equipment	67,067	60,655
Computer hardware and software	4,701	4,459
Accumulated depreciation	(62,220)	(48,546)

Net depreciable assets	$67,318	$71,759
Construction in progress	696	384
Land	7,063	7,063

Property, plant and equipment, net	$75,077	$79,206

        Depreciation expense was $15.5 million, $16.1 million and $15.7 million in Fiscal 2010, 2009 and 2008, respectively.

STEWART & STEVENSON LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 8. Significant Balance Sheet Accounts (Continued)

        Rental equipment includes generator sets, air compressors, rail car movers and material handling equipment that is leased to customers under operating lease arrangements with terms ranging from one month up to three years. Rental equipment is depreciated over its estimated useful life, and is occasionally transferred into finished goods inventory for resale to customers.

        Intangible Assets and Goodwill:    Amounts allocated to intangible assets are amortized on a straight-line basis over their estimated useful lives. Intangible assets include the following:

		As of January 31, 2011
(Dollars in thousands)	Estimated Useful Life	Gross Carrying Value	Accumulated Amortization	Impairment	Currency Translation	Net
Non-current amortizable intangible assets:
Engineering drawings	2.5 - 10 Years	$6,346	$(5,211)	$—	$189	$1,324
Distribution contracts	27 Years	3,384	(624)	—	—	2,760
Customer relationships	6 - 11 Years	7,409	(3,097)	—	635	4,947
Patents	4 Years	209	(209)	—	—	—
Non-compete covenant	5 Years	1,420	(1,182)	—	105	343

Total		$18,768	$(10,323)	$—	$929	$9,374

Indefinite-lived intangible assets:
Trademarks	—	9,150	—	(2,834)	374	6,690

Total		$27,918	$(10,323)	$(2,834)	$1,303	$16,064

		As of January 31, 2010
(Dollars in thousands)	Estimated Useful Life	Gross Carrying Value	Accumulated Amortization	Impairment	Currency Translation	Net
Non-current amortizable intangible assets:
Engineering drawings	2.5 - 10 Years	$6,346	$(4,947)	$—	$189	$1,588
Distribution contracts	27 Years	3,384	(499)	—	—	2,885
Customer relationships	6 - 11 Years	7,409	(2,318)	—	380	5,471
Patents	4 Years	209	(176)	—	—	33
Non-compete covenant	5 Years	1,420	(871)	—	78	627

Total		$18,768	$(8,811)	$—	$647	$10,604

Indefinite-lived intangible assets:
Trademarks	—	9,150	—	—	191	9,341

Total		$27,918	$(8,811)	$—	$838	$19,945

STEWART & STEVENSON LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 8. Significant Balance Sheet Accounts (Continued)

        Amortization expense was $1.5 million, $2.3 million and $3.2 million in Fiscal 2010, 2009 and 2008, respectively. Amortization expense for the next 5 years is expected to be as follows:

(Dollars in thousands)
Fiscal 2011	$1,398
Fiscal 2012	1,135
Fiscal 2013	1,007
Fiscal 2014	1,001
Fiscal 2015	1,001

Total	$5,542

        The following table presents goodwill, which resulted from the Crown Acquisition, as of the dates indicated, as well as changes in the account during the period shown.

(Dollars in thousands)	Amount
Carrying amount as of January 31, 2010	$26,671
Currency translation	1,982
Impairment	(28,653)

Carrying amount as of January 31, 2011	$—

        Warranty Costs:    A summary of activity for accrued warranty costs, recorded in other current liabilities on the consolidated balance sheet, for the periods ended January 31, 2011, 2010 and 2009 was as follows:

	Fiscal Year Ended January 31,
Dollars in thousands	2011	2010	2009
Accrued warranty costs at beginning of period	$4,398	$4,990	$5,982
Payments for warranty obligations	(4,245)	(6,174)	(6,222)
Warranty accrual	8,957	5,582	5,230

Accrued warranty costs at end of period	$9,110	$4,398	$4,990

        Other current liabilities:    Included in other current liabilities are $12.2 million and $15.6 million of accrued job costs as of January 31, 2011 and January 31, 2010, respectively. No other item comprised more than 5% of total current liabilities as of January 31, 2010 or January 31, 2009.

STEWART & STEVENSON LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 9. Equity

        The Company has 100,005,000 common units issued and outstanding, which consist of both Common Units and Common B Units. Additionally, the Company has Common A Units, none of which are issued or outstanding. These three classes of Units have the same economic rights. The voting and transfer rights of the three classes differ in that the Common Units are entitled to one vote per Common Unit and upon transfer shall remain designated as Common Units. The Common A Units are entitled to ten votes per Common A Unit and upon transfer will be designated as Common Units. The Common B Units are entitled to ten votes per Common B Unit and upon transfer may be designated by the transferor as Common B Units, Common A Units or Common Units. As of January 31, 2011 and 2010, the number of Common Units and Common B Units issued and outstanding was 48,255,000 and 51,750,000.

        Stewart & Stevenson LLC is a limited liability company, therefore, U.S. federal and certain state taxes are paid by the holders of our common units. As a limited liability company, the common interest holders' liability is limited to the capital invested in the Company.

        Share-Based Compensation:    On September 5, 2007, our board of directors adopted the 2007 Incentive Compensation Plan ("Incentive Plan"). The Incentive Plan received the required approval of a majority of our unit holders and became effective on September 27, 2007. In connection with the adoption and approval of the Incentive Plan, the compensation committee of the board, which has the responsibility to administer the Incentive Plan, made certain grants of restricted shares to our non-executive directors and certain members of our senior executive management. The grants to our four non-executive directors totaled 240,000 restricted shares vesting in five (5) 48,000 share tranches, with each such tranche vesting upon board service for a complete fiscal year. In addition, approximately 112,000 of the restricted shares granted to three former directors were earned as part of their service to us with the balance of their grants being forfeited. The executive grants total 60,000 restricted shares vesting in five (5) 12,000 share tranches, with each tranche vesting upon employment for a complete fiscal year. In addition, approximately 20,000 of the restricted shares granted to a former executive were earned before his resignation from the company with the balance being forfeited. The executive grants are subject to the achievement of net pre-tax income growth in the relevant fiscal year that exceeds the median net pre-tax income growth of a peer group of companies consisting of Schlumberger, Ltd., National Oilwell Varco, Inc., Weatherford International Ltd. and Cameron International Corp. and are subject to acceleration in the case of an executive's death or disability. This performance condition was met for Fiscal 2010 and 12,000 shares vested; however, this performance condition was not met for Fiscal 2009 or Fiscal 2008 and those tranches were forfeited. All grants are subject to (i) the completion of an initial public equity offering and (ii) accelerated vesting upon a change-in-control of the company. No expense has been recognized for these grants because the contingent condition has not occurred and as of January 31, 2011, diluted earnings per share excluded the approximately 408,000 contingent unvested restricted shares. A total of 396,000 restricted shares will vest upon completion of an initial public equity offering, and we will record a non-cash compensation expense in connection therewith in an amount equal to the grant-date fair value of such vested shares, estimated to be approximately $5.0 million.

STEWART & STEVENSON LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 10. Employee Retirement Savings Plan

        We sponsor an employee retirement savings plan which qualifies under Section 401(k) of the Internal Revenue Code. The savings plan is designed to provide eligible employees with an opportunity to make regular contributions into a long-term investment and savings program. Substantially all U.S. employees are eligible to participate in the savings plan beginning on the first full pay period after employment. During Fiscal 2010 and Fiscal 2009, we matched employee contributions at the rate of 35% up to 6% of eligible earnings. During Fiscal 2008, we matched employee contributions at the rate of 50% up to 6% of eligible earnings. We incurred expenses of $1.5 million, $1.4 million and $3.5 million for Fiscal 2010, 2009 and 2008, respectively. During Fiscal 2011, we will match employee contributions at the rate of 35% up to 6% of eligible earnings.

Note 11. Recent Accounting Pronouncements

        Revenue recognition for arrangements with multiple deliverables:    In October 2009, the Financial Accounting Standards Board issued an update to existing guidance on revenue recognition for arrangements with multiple deliverables. This update will allow companies to allocate consideration received for qualified separate deliverables using estimated selling price for both delivered and undelivered items when vendor-specific objective evidence or third-party evidence is unavailable. Additional disclosures discussing the nature of multiple element arrangements, the types of deliverables under the arrangements, the general timing of their delivery, and significant factors and estimates used to determine estimated selling prices are required. We will adopt this update for new revenue arrangements entered into beginning, or materially modified on or after, February 1, 2011. We do not expect the provisions of this update to have a material impact on our consolidated financial statements.

Note 12. Leases

        Operating Lease Commitments:    We lease certain facilities and equipment from third parties under operating lease arrangements of varying terms. Under the terms of these operating lease arrangements, we are generally obligated to make monthly rental payments to the lessors, and include no further obligations at the end of the lease terms. If we elect to cancel or terminate a lease prior to the end of its term, we are typically obligated to make all remaining lease payments. In certain cases, however, we are allowed to sublet the assets to another party. Total rent expense was $9.6 million, $10.2 million and $10.4 million in Fiscal 2010, 2009 and 2008, respectively.

        Future minimum lease payments under operating leases as of January 31, 2011 are as follows:

(Dollars in thousands)
Fiscal 2011	$9,470
Fiscal 2012	4,653
Fiscal 2013	2,860
Fiscal 2014	1,753
Fiscal 2015 and thereafter	1,129

Total	$19,865

STEWART & STEVENSON LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 13. Related Party Transactions

        James W. Crystal, a member of our board of directors, is also the Chairman and Chief Executive Officer of Frank Crystal & Company, Inc., an insurance brokerage firm. In Fiscal 2010, 2009 and 2008, we purchased insurance coverage through Frank Crystal & Company, Inc., generating commissions to Frank Crystal and Company, Inc. of $477,799, $358,426 and $360,662, respectively. The purchase of this coverage was negotiated on an arm's length basis and we believe that the premium was within the range of market prices for similar types of insurance coverage. We currently anticipate that we will continue to procure insurance from Frank Crystal & Company, Inc.

        Backlog as of January 31, 2011 includes $37.5 million of related party transactions reflecting an order in Fiscal 2009 from an affiliate. Revenue recognition from this transaction will be deferred until title to the product passes to a third party and all other revenue recognition criteria have been met. A deposit in the amount of $31.2 million is recorded as a customer deposit in our consolidated balance sheet. Included in inventories, net is $29.5 million in costs related to this contract, and no amounts have been recorded in the consolidated statements of operations through January 31, 2011.

        The Company's current practice with respect to related party transactions is as follows: (i) transactions with a value not exceeding $10,000 are subject to approval by our Chairman (other than transactions in which our Chairman may be a party), (ii) transactions in which our Chairman may be a party or transactions with a value in excess of $10,000 but not exceeding $100,000 are subject to approval by our Executive Committee (excluding, as appropriate, the participation of a member of the Executive Committee who may be a party to such transactions) and (iii) all other transactions are subject to approval of our board of directors (excluding, as appropriate, the participation of a member of the board of directors who may be a party to such transaction).

Note 14. Litigation and Contingencies

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

        During Fiscal 2009, the State of Texas began conducting a sales and use tax audit for Fiscal 2006, 2007 and 2008. Recently, the audit period has been expanded to include Fiscal 2009. In the second quarter of Fiscal 2009, we completed a preliminary analysis and recorded our then best estimate of probable loss as a charge to selling and administrative expenses and other current liabilities in our consolidated financial statements. As the audit process and periods have evolved, we have continued to evaluate this analysis and have recorded adjustments to the accrual reflecting our best estimate of probable loss. The audit remains in process and, accordingly, our ultimate loss could be greater, or less, than the amounts we have recorded.

        We are also a defendant in a number of lawsuits relating to matters normally incident to our business. No individual case, or group of cases presenting substantially similar issues of law or fact, is expected to have a material effect on the manner in which we conduct our business or on our consolidated results of operations, financial position or liquidity. We maintain certain insurance policies that provide coverage for product liability and personal injury cases. These insurance policies are subject to a self-insured retention for which we are responsible, which is generally $500,000 for newer cases and $1.0 million for cases initiated before Fiscal 2009. We have established reserves that we believe to be adequate based on current evaluations and our experience in these types of claim situations. Nevertheless, an unexpected outcome or adverse development in any such case could have a material adverse impact on our consolidated results of operations in the period in which it occurs.

STEWART & STEVENSON LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

        We market our products and services throughout the world and are not dependent upon any single geographic region outside the United States. Substantially all of our long-lived assets are located in the United States. Our sales to countries outside the United States, including sales to U.S. customers for export, totaled $166.7 million, $205.6 million and $430.5 million in Fiscal 2010, 2009 and 2008, respectively. We are not dependent on any single customer and in Fiscal 2010, no single customer accounted for more than 5.4% of our total revenues. Our top 10 customers generated approximately 30.7% of our total revenues during Fiscal 2010.

Note 16. Quarterly Financial Information—Unaudited

Fiscal year ended January 31, 2011

	Quarter ended
(Dollars in thousands)	May 1, 2010	July 31, 2010	October 30, 2010	January 31, 2011	Total Year
Sales	$161,936	$206,132	$228,502	$264,664	$861,234
Gross profit	25,679	37,045	42,719	39,824	145,267
Net (loss) earnings	$(4,699)	$7,393	$9,927	$(22,653)	$(10,032)
Net (loss) earnings per unit:
Basic	$(0.05)	$0.07	$0.10	$(0.23)	$(0.10)
Diluted	$(0.05)	$0.07	$0.10	$(0.23)	$(0.10)

Net loss for the quarter ended January 31, 2011 includes the impact of the $31.5 million goodwill and indefinite-lived intangible assets impairment charge for Crown.

Fiscal year ended January 31, 2010

	Quarter ended
(Dollars in thousands)	May 2, 2009	August 1, 2009	October 31, 2009	January 31, 2010	Total Year
Sales	$190,128	$173,205	$167,263	$158,080	$688,676
Gross profit	38,896	25,956	23,672	23,124	111,648
Net earnings (loss)	$3,710	$(9,748)	$(8,188)	$(9,673)	$(23,899)
Net earnings (loss) per unit:
Basic	$0.04	$(0.10)	$(0.08)	$(0.10)	$(0.24)
Diluted	$0.04	$(0.10)	$(0.08)	$(0.10)	$(0.24)

Selling and general administrative expenses for the quarter ended August 1, 2009 included $3.4 million for a probable sales tax liability.

STEWART & STEVENSON LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 17. Subsequent Event (unaudited)

        EMDSI acquisition.    On March 23, 2011, we acquired 100% of the stock of EMDSI-Hunt Power, L.L.C. ("EMDSI") in an all cash transaction from ITOCHU Corporation of Japan for total consideration of approximately $25.7 million, subject to final closing adjustments. The acquisition was funded from available cash and through borrowings under our revolving credit facility. EMDSI, which is based in Harvey, Louisiana, specializes in the marketing and distribution of medium speed diesel engines for marine propulsion, drilling and power generation applications and is a provider of aftermarket parts and service.

        The following summarizes the preliminary fair values of the assets acquired and liabilities assumed at the acquisition date. The assets acquired and liabilities assumed remain subject to final closing adjustments, and our ongoing evaluation thereof, which could impact the amount of net tangible assets acquired and, thus, increase or decrease the total consideration transferred. We are in the process of obtaining third-party valuations for the inventories, property, plant and equipment, intangible assets and goodwill acquired. Accordingly, the amounts below, which are reflective as of the acquisition date, remain subject to change.

(Dollars in thousands)	As of March 23, 2011
Cash	$2,345
Accounts receivable	5,009
Inventories	9,494
Property, plant and equipment	3,206
Other assets	178

Total identifiable tangible assets acquired	20,232
Total liabilities (current) assumed	6,922

Net identifiable tangible assets acquired	13,310
Intangible assets and goodwill	12,437

Net assets acquired	$25,747

        The summary results of operations information for EMDSI for the twelve months ended December 31, 2010 are as follows:

(Dollars in thousands)
Sales	$24,963
Net loss	$(20,375)
Adjusted net loss	$(3,935)

Adjusted net loss, a non-GAAP financial measure, reflects the exclusion of a $16.4 million goodwill and intangible assets impairment recorded by EMDSI in its 2010 results of operations.