Form 10-Q
period 2011-04-30
Stewart & Stevenson LLC
filed 2011-06-01
CIK 1381455

United States Securities and Exchange Commission

Washington, D.C.  20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended April 30, 2011

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or if such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒   *   No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or if such shorter period that the registrant was required to submit and post such files).  Yes  ☐  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one):

Large accelerated ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2)Yes  ☐  No  ☒

There is no market for the registrant’s equity.  As of May 31, 2011, there were 56,025,210 common units outstanding.

* The registrant is currently not required to file reports, including this report, pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 but is voluntarily filing this report with the Securities and Exchange Commission.

STEWART & STEVENSON LLC AND SUBSIDIARIES

PART I.  Financial Information

Item 1.  Financial Statements

Stewart & Stevenson LLC and Subsidiaries

Condensed Consolidated Balance Sheets

	As of
(Dollars in thousands)	April 30, 2011	January 31, 2011
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$14,166	$9,168
Restricted cash	5,000	5,000
Accounts receivable, net	107,881	85,236
Recoverable costs and accrued profits not yet billed	37,789	78,934
Inventories, net	327,559	285,909
Other current assets	7,734	7,186
Total current assets	500,129	471,433

Property, plant and equipment, net	80,864	75,077
Goodwill and intangibles, net	22,311	16,064
Deferred financing costs and other assets	4,637	5,029
Total assets	$607,941	$567,603

Liabilities and shareholders’ equity
Current liabilities:
Bank notes payable	$6,021	$7,401
Current portion of long-term debt	25,115	40
Accounts payable	91,217	81,198
Accrued payrolls and incentives	16,688	15,913
Billings in excess of incurred costs	6,992	4,285
Customer deposits	98,726	80,346
Other current liabilities	49,717	43,979
Total current liabilities	294,476	233,162

Long-term debt, net of current portion	150,000	185,181
Other long-term liabilities	223	226
Total liabilities	444,699	418,569

Commitments and contingencies
Shareholders’ equity:
Common units, 56,025,210 units issued and outstanding	74,113	74,113
Accumulated other comprehensive income	6,516	5,092
Retained earnings	82,613	69,829
Total shareholders’ equity	163,242	149,034
Total liabilities and shareholders’ equity	$607,941	$567,603

See accompanying Notes to Condensed Consolidated Financial Statements

Stewart & Stevenson LLC and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended
(Dollars and units in thousands)	April 30, 2011	May 1, 2010

Sales	$271,367	$161,936
Cost of sales	220,829	136,257
Gross profit	50,538	25,679

Selling and administrative expenses	31,327	24,875
Other expense, net	400	46
Operating profit	18,811	758

Interest expense, net	4,854	4,973
Earings (loss) before income taxes	13,957	(4,215)

Income tax expense	110	484
Net earnings (loss)	$13,847	$(4,699)

Weighted average units outstanding:
Basic	56,025	56,025
Diluted	56,025	56,025

Net earnings (loss) per common unit
Basic	$0.25	$(0.08)
Diluted	$0.25	$(0.08)

See accompanying Notes to Condensed Consolidated Financial Statements

Stewart & Stevenson LLC and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended
(Dollars in thousands)	April 30, 2011	May 1, 2010
Operating activities
Net earnings (loss)	$13,847	$(4,699)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Amortization of deferred financing costs	409	441
Depreciation and amortization	4,121	4,179
Non-cash foreign exchange gains	(5)	—
Change in operating assets and liabilities net of the effect of acquisitions:
Accounts receivable, net	(16,753)	9,647
Recoverable costs and accrued profits not yet billed	41,215	1,524
Inventories, net	(29,108)	(28,563)
Accounts payable	7,370	11,159
Accrued payrolls and incentives	248	(782)
Billings in excess of incurred costs	2,580	380
Customer deposits	18,024	14,656
Other current assets and liabilities	2,334	(3,164)
Other, net	1,401	(349)
Net cash provided by operating activities	45,683	4,429

Investing activities
Capital expenditures	(1,308)	(407)
Additions to rental equipment	(3,058)	(3,585)
Acquisitions, net of cash acquired	(23,402)	—
Proceeds from the sale of property, plant and equipment, net	—	18
Net cash used in investing activities	(27,768)	(3,974)

Financing activities
Change in short-term notes payable	(1,824)	885
Changes in revolving loans	(10,116)	180
Distributions to shareholders for tax obligations	(1,063)	(241)
Net cash (used in) provided by financing activities	(13,003)	824

Effect of exchange rate on cash	86	19

Increase in cash and cash equivalents	4,998	1,298
Cash and cash equivalents, beginning of fiscal period	9,168	3,321
Cash and cash equivalents, end of fiscal period	$14,166	$4,619

Cash paid for:
Interest	$578	$826
Income taxes	$275	$162

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

We are a leading designer, manufacturer and provider of specialized equipment and aftermarket parts and service for the oil and gas and other industries that we have served for over 100 years. Our wide range of products covers hydraulic fracturing, well stimulation, workover, intervention and drilling operations.  These products include pumping, acidizing, coiled tubing, cementing and nitrogen units, drilling rigs and workover rigs, power generation systems and electrical support and distribution systems, as well as engines, transmissions and material handling equipment. We have a substantial installed base of products, which provides us with significant opportunities for recurring, higher-margin aftermarket parts and service revenues from customers in the oil and gas, power generation and various other industries. In addition, we provide rental equipment to our customers, including generator sets, air compressors, rail car movers and material handling equipment.

Note 2. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with Rule 10-01 of Regulation S-X for interim financial statements and do not include all information and footnotes required by United States (“U.S.”) generally accepted accounting principles (“GAAP”) for complete financial statements.  However, the information furnished herein reflects all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented.  The results of operations for the three months ended April 30, 2011 are not necessarily indicative of the results that will be realized for the fiscal year ending January 31, 2012. These condensed consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K and the notes thereto for the year ended January 31, 2011.

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

Fiscal Year: Our fiscal year begins on February 1 of the year stated and ends on January 31 of the following year.  For example, our “Fiscal 2011” began on February 1, 2011 and will end on January 31, 2012.  We report results on the fiscal quarter method with each quarter comprising approximately 13 weeks. The first quarter of Fiscal 2011 began on February 1, 2011 and ended on April 30, 2011.

Consolidation:  The consolidated financial statements include the accounts of Stewart & Stevenson LLC and all enterprises in which we have a controlling interest.  All intercompany accounts and transactions have been eliminated. We do not have any variable-interest entities.

Reclassifications:    Certain reclassifications have been made in the prior year consolidated financial statements to conform to the current period presentation. Our prior reports filed with the SEC through the third quarter of Fiscal 2010 presented four segments: equipment, aftermarket parts and service, rental and corporate. In our Fiscal 2010 Annual Report on Form 10-K, we revised our segments to the following three segments: manufacturing, distribution and corporate and shared services. Information relating to the first quarter of Fiscal 2010 included in the unaudited condensed consolidated financial statements herein and elsewhere in this Quarterly Report have been recast to reflect our new segment presentation. See “Note 4— Segment Data.”

New Accounting Pronouncement:  On February 1, 2011, we adopted an update to existing guidance on revenue recognition for arrangements with multiple deliverables. This update allows companies to allocate consideration for qualified separate deliverables using estimated selling price for both delivered and undelivered items when vendor-specific objective evidence or third-party evidence is unavailable.  Additional disclosures are required that discuss the nature of multiple element arrangements, the types of deliverables under the arrangements, the general timing of their delivery, and significant factors and estimates used to determine estimated selling prices are required.  The adoption of this update did not have a material impact on our consolidated financial statements.

Stewart & Stevenson LLC and Subsidiaries

Notes to Condensed Consolidated Financial Statements — Continued

(Unaudited)

Note 3. Comprehensive Income

Total comprehensive income (loss) was as follows:

	For the Three Months Ended
(Dollars in thousands)	April 30, 2011	May 1, 2010

Net earnings (loss)	$13,847	$(4,699)
Currency translation gain	1,424	2,439
Comprehensive income (loss)	$15,271	$(2,260)

Translation adjustments resulting from changes in exchange rates are reported in other comprehensive income.  As of April 30, 2011 and May 1, 2010, the entire accumulated other comprehensive income (loss) balance consisted of currency translation adjustments. Foreign currency transaction exchange losses are recorded in other expense, net in the consolidated statements of operations and were ($0.4) million and ($0.1) million during the periods ended April 30, 2011 and May 1, 2010, respectively.

Note 4. Segment Data

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

Intra-segment revenues and costs are eliminated, and operating profit (loss) represents earnings (loss) before interest and income taxes. Operating results by segment were as follows:

Stewart & Stevenson LLC and Subsidiaries

Notes to Condensed Consolidated Financial Statements — Continued

(Unaudited)

	For the Three Months Ended
(Dollars in thousands)	April 30, 2011	May 1, 2010

Sales
Manufacturing	$112,495	$58,298
Distribution	158,872	103,638
Total sales	$271,367	$161,936

Operating profit (loss)
Manufacturing	$19,756	$5,488
Distribution	10,259	3,579
Corporate and shared services	(11,204)	(8,309)
Total operating profit	$18,811	$758

Operating profit percentage
Manufacturing	17.6%	9.4%
Distribution	6.5%	3.5%
Consolidated	6.9%	0.5%

Note 5. Long-Term Debt

	As of
(Dollars in thousands)	April 30, 2011	January 31, 2011

Other debt	$6,055	$7,441
Revolving credit facility	25,081	35,181
Unsecured senior notes	150,000	150,000
Total	181,136	192,622
Less: current portion of debt	(31,136)	(7,441)
Long-term debt, net of current portion	$150,000	$185,181

Other debt: Other debt includes certain secured loans within our South American operations, a floor plan financing agreement and certain equipment loans.  The restricted cash on our balance sheet relates to collateral securing a portion of this debt.

Revolving Credit Facility: The revolving credit facility is a $250.0 million asset-based facility, which matures in February 2012, and is secured by substantially all accounts receivable, inventory and property, plant and equipment and provides for borrowings at LIBOR plus a margin ranging from 1.25% to 2.00% per annum, based on our leverage ratios, as specified in the credit agreement.  The revolving credit facility has a $25.0 million sub-facility to be used by our Canadian subsidiary.  As of April 30, 2011, borrowings under the facility bear interest at a weighted average interest rate of LIBOR plus 1.5%, or 1.73%.  A commitment fee of 0.30% to 0.375% per annum, based on our leverage ratios, is payable on all unused portions of the revolving credit facility.  Interest payments are due monthly, or as LIBOR contracts expire.  The revolving credit facility also has a $30.0 million sub-facility which may be used for letters of credit. The credit agreement limits available borrowings to certain percentages of our assets. As of April 30, 2011, there were $19.0 million of letters of credit outstanding.  Based on the outstanding borrowings, letters of credit issued and the terms of the asset-based revolving credit facility, our available borrowing capacity was approximately $158.0 million at April 30, 2011.

Our revolving credit facility matures in February 2012 and, therefore, the outstanding borrowings have been reclassified to current portion of long-term debt in our consolidated balance sheet as of April 30, 2011.  We are in the process of negotiating a long-term extension of our revolving credit facility and, while we expect to be able to complete this extension, there is no assurance that we will be able to do so, or, if we are able to extend our revolving credit facility, whether it will be on substantially similar terms and conditions as are currently in effect.

Stewart & Stevenson LLC and Subsidiaries

Notes to Condensed Consolidated Financial Statements — Continued

(Unaudited)

Unsecured Senior Notes: The $150.0 million of unsecured senior notes bear interest at 10% per annum and mature in July 2014.

The revolving credit facility and the senior notes contain financial and operating covenants with which we must comply during the terms of the agreements.  These covenants include the maintenance of certain financial ratios, restrictions related to the incurrence of certain indebtedness and investments, and prohibition of the creation of certain liens. We were in compliance with all covenants as of April 30, 2011. The financial covenant for the revolving credit facility requires that we maintain a fixed charge coverage ratio, as defined in the agreement, of at least 1.1 to 1.0; however, this covenant does not take effect until our available borrowing capacity is $30.0 million or less.  The financial covenant for the senior notes indenture requires that, were we to incur additional indebtedness (subject to various exceptions set forth in the indenture), after giving effect to the incurrence of such additional indebtedness, we have a consolidated coverage ratio, as defined in the indenture, of at least 2.5 to 1.0.

We incurred and capitalized legal and financing costs associated with establishing the revolving credit facility and the issuance of the unsecured senior notes.  These deferred financing costs are being amortized over the terms of the credit facility and senior notes of five years and eight years, respectively, as a component of interest expense, net in the consolidated statements of operations.  As of April 30, 2011, $3.5 million of unamortized deferred financing costs were included in the balance sheet.

The estimated fair value of our senior notes is based on unadjusted quoted market prices from an active market (Level 1 inputs). At April 30, 2011, our senior notes with a carrying value of $150.0 million had a fair value of $153.7 million.

Guarantor entities:  The senior notes were co-issued by Stewart & Stevenson LLC and Stewart & Stevenson Funding Corp. and are guaranteed by all of our subsidiaries except one domestic subsidiary, one subsidiary in Canada and two subsidiaries in South America.  Stewart & Stevenson LLC and all of its subsidiaries except one domestic subsidiary and two subsidiaries in South America are co-borrowers on the $250.0 million revolving credit facility.

The following condensed consolidated financial statements present separately the financial position, results of operations and cash flows of the co-issuers/guarantors (“Guarantor Entities”) and all non-guarantor subsidiaries of the Company (“Non-Guarantor Entities”) based on the equity method of accounting.

Stewart & Stevenson LLC and Subsidiaries

Notes to Condensed Consolidated Financial Statements — Continued

(Unaudited)

Condensed Consolidating Balance Sheets

	As of April 30, 2011
	(Unaudited)
(Dollars in thousands)	Guarantor Entities	Non-Guarantor Entities	Eliminations	Consolidated Totals

Current assets	$427,635	$72,494	$—	$500,129
Property, plant and equipment, net	73,206	7,658	—	80,864
Other assets	2,492	11,303	13,153	26,948
Total assets	$503,333	$91,455	$13,153	$607,941

Current liabilities	$261,728	$32,748	$—	$294,476
Intercompany payables (receivables)	(71,773)	71,773	—	—
Long-term liabilities	150,136	87	—	150,223
Shareholders’ equity	163,242	(13,153)	13,153	163,242
Total liabilities and shareholders’ equity	$503,333	$91,455	$13,153	$607,941

	As of January 31, 2011
	Guarantor Entities	Non-Guarantor Entities	Eliminations	Consolidated Totals

Current assets	$414,311	$57,122	$—	$471,433
Property, plant and equipment, net	72,246	2,831	—	75,077
Other assets	881	4,827	15,385	21,093
Total assets	$487,438	$64,780	$15,385	$567,603

Current liabilities	$200,693	$32,469	$—	$233,162
Intercompany payables (receivables)	(47,606)	47,606	—	—
Long-term liabilities	185,317	90	—	185,407
Shareholders’ equity	149,034	(15,385)	15,385	149,034
Total liabilities and shareholders’ equity	$487,438	$64,780	$15,385	$567,603

Stewart & Stevenson LLC and Subsidiaries

Notes to Condensed Consolidated Financial Statements — Continued

(Unaudited)

Condensed Consolidating Statements of Operations

(Unaudited)

	For the Three Months Ended April 30, 2011
(Dollars in thousands)	Guarantor Entities	Non-Guarantor Entities	Eliminations	Consolidated Totals

Sales	$240,171	$31,196	$—	$271,367
Cost of sales	195,428	25,401	—	220,829
Gross profit	44,743	5,795	—	50,538

Selling and administrative expenses	27,279	4,048	—	31,327
Equity in earnings of subsidiaries	(808)	—	808	—
Other (income) expense, net	(52)	452	—	400
Operating profit	18,324	1,295	(808)	18,811

Interest expense, net	4,115	739	—	4,854
Earnings before income taxes	14,209	556	(808)	13,957
Income tax expense (benefit)	362	(252)	—	110
Net earnings	$13,847	$808	$(808)	$13,847

	For the Three Months Ended May 1, 2010
	Guarantor Entities	Non-Guarantor Entities	Eliminations	Consolidated Totals
Sales	$144,061	$17,875	$—	$161,936
Cost of sales	120,684	15,573	—	136,257
Gross profit	23,377	2,302	—	25,679

Selling and administrative expenses	21,809	3,066	—	24,875
Equity in loss of subsidiaries	2,097	—	(2,097)	—
Other (income) expense, net	(381)	427	—	46
Operating (loss) profit	(148)	(1,191)	2,097	758

Interest expense, net	4,254	719	—	4,973
Loss before income taxes	(4,402)	(1,910)	2,097	(4,215)
Income tax expense	297	187	—	484
Net loss	$(4,699)	$(2,097)	$2,097	$(4,699)

Stewart & Stevenson LLC and Subsidiaries

Notes to Condensed Consolidated Financial Statements — Continued

(Unaudited)

Condensed Consolidating Statements of Cash Flows

(Unaudited)

	For the Three Months Ended April 30, 2011
(Dollars in thousands)	Guarantor Entities	Non-Guarantor Entities	Eliminations	Consolidated Totals

Net cash provided by (used in):
Operating activities
Net earnings	$13,847	$808	(808)	$13,847
Equity in earnings of subsidiaries	(808)	—	808	—
Other adjustments	32,189	(353)	—	31,836
Operating activities	45,228	455	—	45,683
Investing activities	(27,740)	(28)	—	(27,768)
Financing activities	(11,243)	(1,760)	—	(13,003)
Effect of exchange rate on cash	—	86	—	86
Net increase (decrease) in cash	6,245	(1,247)	—	4,998
Cash at the beginning of the period	2,273	6,895	—	9,168
Cash at the end of the period	$8,518	$5,648	$—	$14,166

	For the Three Months Ended May 1, 2010
	Guarantor Entities	Non-Guarantor Entities	Eliminations	Consolidated Totals
Net cash provided by (used in):
Operating activities
Net loss	$(4,699)	$(2,097)	2,097	$(4,699)
Equity in loss of subsidiaries	2,097	—	(2,097)	—
Other adjustments	8,461	667	—	9,128
Operating activities	5,859	(1,430)	—	4,429
Investing activities	(3,946)	(28)	—	(3,974)
Financing activities	(2,049)	2,873	—	824
Effect of exchange rate on cash	—	19	—	19
Net (decrease) increase in cash	(136)	1,434	—	1,298
Cash at the beginning of the period	248	3,073	—	3,321
Cash at the end of the period	$112	$4,507	$—	$4,619

Note 6. Significant Balance Sheet Accounts

Allowance for Doubtful Accounts:  Activity in the allowance for doubtful accounts was as follows:

	For the Three Months Ended
(Dollars in thousands)	April 30, 2011	May 1, 2010
Allowance for doubtful accounts at beginning of period	$2,707	$4,919
Additions to reserves	220	553
Writeoffs against allowance for doubtful accounts	(393)	(317)
Collections of previously reserved items	10	35
Allowance for doubtful accounts at end of period	$2,544	$5,190

Stewart & Stevenson LLC and Subsidiaries

Notes to Condensed Consolidated Financial Statements — Continued

(Unaudited)

Inventories, net:  Summarized below are the components of inventories:

	As of
(Dollars in thousands)	April 30, 2011	January 31, 2011

Inventory purchased under distributor agreements	$121,795	$107,872
Raw materials and spare parts	84,628	79,231
Work in process	121,136	97,501
Finished goods	—	1,305
Total inventories, net	$327,559	$285,909

Raw materials and spare parts include OEM equipment and components used in the manufacturing segment.  Included in work in process are eight drilling rigs that are substantially complete and ready for customer orders. Finished goods include manufactured equipment that is essentially complete. The inventory balances above are net of inventory reserve adjustments totaling $32.2 million and $30.4 million as of April 30, 2011 and January 31, 2011, respectively.

Property, Plant and Equipment, net:  Components of property, plant and equipment, net, were as follows:

	As of
(Dollars in thousands)	April 30, 2011	January 31, 2011

Machinery and equipment	$31,852	$29,852
Buildings and leasehold improvements	31,116	27,918
Rental equipment	66,786	67,067
Computer hardware and software	4,830	4,701
Accumulated depreciation	(65,910)	(62,220)
Net depreciable assets	$68,674	$67,318
Construction in progress	4,021	696
Land	8,169	7,063
Property, plant and equipment, net	$80,864	$75,077

Depreciation expense was $3.6 million and $3.8 million during the three months ended April 30, 2011 and May 1, 2010, respectively.

Stewart & Stevenson LLC and Subsidiaries

Notes to Condensed Consolidated Financial Statements — Continued

(Unaudited)

Intangible Assets and Goodwill: Amounts allocated to intangible assets are amortized in a manner over which the expected benefits of those assets are realized pursuant to their estimated useful lives.  Intangible asset values include the following:

		As of April 30, 2011
(Dollars in thousands)	Estimated Useful Life	Gross Carrying Value	Acquisition	Accumulated Amortization	Currency Translation	Net

Non-current amortizable intangible assets:
Engineering drawings	2.5-10 Years	$6,346	$—	$(5,276)	$189	$1,259
Distribution contracts	7-27 Years	3,384	1,928	(707)	—	4,605
Customer relationships	5-11 Years	7,409	3,927	(3,380)	842	8,798
Patents	4 Years	209	—	(209)	—	—
Non-compete covenant	5 Years	1,420	—	(1,262)	118	276
Total		$18,768	$5,855	$(10,834)	$1,149	$14,938

Indefinite-lived intangible assets:
Trademarks and tradename	—	6,316	500	—	422	7,238

Total		$25,084	$6,355	$(10,834)	$1,571	$22,176

Based upon our preliminary purchase price allocation, we acquired approximately $6.4 million of intangible assets and $0.1 million of goodwill in a recent acquisition. These preliminary amounts are recorded in goodwill and intangibles, net in our consolidated balance sheet.  In addition, the preliminary purchase price allocation reflects a $1.2 million construction contract liability in connection with the acquired backlog in this acquisition and this amount is recorded in other current liabilities in our consolidated balance sheet.  All these amounts are preliminary and remain subject to change as the determination of fair value for the assets acquired and liabilities assumed remains in process. See “Note 11— EMDSI Acquisition.”

		As of January 31, 2011
(Dollars in thousands)	Estimated Useful Life	Gross Carrying Value	Accumulated Amortization	Impairment	Currency Translation	Net

Non-current amortizable intangible assets:
Engineering drawings	2.5-10 Years	$6,346	$(5,211)	$—	$189	$1,324
Distribution contracts	27 Years	3,384	(624)	—	—	2,760
Customer relationships	6-11 Years	7,409	(3,097)	—	635	4,947
Patents	4 Years	209	(209)	—	—	—
Non-compete covenant	5 Years	1,420	(1,182)	—	105	343
Total		$18,768	$(10,323)	$—	$929	$9,374

Indefinite-lived intangible assets:
Trademarks	—	9,150	—	(2,834)	374	6,690

Total		$27,918	$(10,323)	$(2,834)	$1,303	$16,064

Amortization expense was $0.5 million and $0.4 million during the three months ended April 30, 2011 and May 1, 2010, respectively.

During the fourth quarter of Fiscal 2010, we performed our annual impairment test for goodwill and indefinite-lived intangible assets and determined that the carrying amount for our Crown reporting unit exceeded its estimated fair value.  As a result of the second step of the impairment analysis, we determined that the Crown reporting unit’s indefinite-lived intangible assets were partially impaired and its goodwill was determined to have no residual value.

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

Stewart & Stevenson LLC and Subsidiaries

Notes to Condensed Consolidated Financial Statements — Continued

(Unaudited)

A summary of activity for accrued warranty costs, recorded in other current liabilities on the consolidated balance sheets for the periods ended April 30, 2011 and May 1, 2010, was as follows:

	For the Three Months Ended
(Dollars in thousands)	April 30, 2011	May 1, 2010

Accrued warranty costs at beginning of period	$9,110	$4,398
Payments for warranty obligations	(1,317)	(706)
Warranty accrual	1,063	269
Accrued warranty costs at end of period	$8,856	$3,961

Other current liabilities:  Included in other current liabilities are $10.9 million and $12.2 million of accrued job costs as of April 30, 2011 and January 31, 2011, respectively.  No other item comprises more than 5% of total current liabilities.

Note 7. Equity

We have 56,025,210 common units issued and outstanding, which consist of both Common Units and Common B Units.  Additionally, we have Common A Units, none of which are issued or outstanding.  These three classes of Units have the same economic rights. The voting and transfer rights of the three classes differ in that the Common Units are entitled to one vote per Common Unit and upon transfer shall remain designated as Common Units. The Common A Units are entitled to ten votes per Common A Unit and upon transfer will be designated as Common Units.  The Common B Units are entitled to ten votes per Common B Unit and upon transfer may be designated by the transferor as Common B Units, Common A Units or Common Units.  As of April 30, 2011 and January 31, 2011, the number of Common Units and Common B Units issued and outstanding was 27,033,613 and 28,991,597, respectively.

Stewart & Stevenson LLC is a limited liability company, therefore, U.S. federal and certain state taxes are paid by the holders of our common units.  As a limited liability company, the common unit holders’ liability is limited to the capital invested in the Company.

Share-Based Compensation:  On September 5, 2007, our board of directors adopted the 2007 Incentive Compensation Plan (“Incentive Plan”). The Incentive Plan received the required approval of a majority of our unit holders and became effective on September 27, 2007.  In connection with the adoption and approval of the Incentive Plan, the compensation committee of the board, which has the responsibility to administer the Incentive Plan, made certain grants of restricted shares to our non-executive directors and certain members of our senior executive management. The grants to our four non-executive directors totaled 134,454 restricted shares vesting in five (5) 26,891 share tranches, with each such tranche vesting upon board service for a complete fiscal year. In addition, approximately 62,745 of the restricted shares granted to three former directors were earned as part of their service to us with the balance of their grants being forfeited. The executive grants total 33,613 restricted shares vesting in five (5) 6,723 share tranches, with each tranche vesting upon employment for a complete fiscal year.  In addition, approximately 11,204 of the restricted shares granted to a former executive were earned before his resignation from the Company with the balance being forfeited. The executive grants are subject to the achievement of net pre-tax income growth in the relevant fiscal year that exceeds the median net pre-tax income growth of a peer group of companies consisting of Schlumberger, Ltd., National Oilwell Varco, Inc., Weatherford International Ltd. and Cameron International Corp. and are subject to acceleration in the case of an executive’s death or disability. This performance condition was met for Fiscal 2010 and 6,723 shares vested; however, this performance condition was not met for Fiscal 2009 or Fiscal 2008 and those tranches were forfeited.  All grants are subject to (i) the completion of an initial public equity offering and (ii) accelerated vesting upon a change-in-control of the company. No expense has been recognized for these grants because the contingent condition has not occurred and, as of April 30, 2011, diluted earnings per share excluded the approximately 228,571 contingent unvested restricted shares.  A total of 221,849 restricted shares will vest upon completion of an initial public offering, and we will record a non-cash compensation expense in connection therewith in an amount equal to the grant-date fair value of such vested shares, estimated to be approximately $5.0 million,

Note 8. Income Taxes

As a limited liability company, income is reported for federal and state income tax purposes (except for the Texas Margins tax and foreign taxes reported at the entity level) by our unit holders. During the three months ended April 30, 2011 and May 1, 2010, we recognized tax expense of $0.4 million and $0.3 million, respectively, of Texas Margins tax. During the three months ended April 30, 2011 and May 1, 2010, we recognized a tax benefit of $0.3 million and tax expense of $0.2 million, respectively, associated with foreign jurisdictions.

Stewart & Stevenson LLC and Subsidiaries

Notes to Condensed Consolidated Financial Statements — Continued

(Unaudited)

Generally, we make quarterly distributions to our unit holders to fund their tax obligations. During the three months ended April 30, 2011 and May 1, 2010, we made tax distributions of $1.1 million and $0.2 million, respectively, to our unit holders.

Note 9. Related Party Transactions

During the fourth quarter of Fiscal 2009, we received a $37.5 million order from an affiliate of the Company’s shareholder.  Revenue recognition from this transaction will be deferred until title to the product passes to a third party and all other revenue recognition criteria have been met.  Cash payments received and amounts invoiced pursuant to this transaction are recorded as a customer deposit in the consolidated balance sheet and amounted to $37.5 million and $31.2 million as of April 30, 2011 and January 31, 2011, respectively.  Included in inventories, net are $29.7 million and $29.5 million of costs related to this transaction, respectively, as of these same dates.  No amounts have been recorded in the consolidated statements of operations for this transaction to date.

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

Note 11. EMDSI Acquisition

On March 23, 2011, we acquired 100% of the stock of EMDSI-Hunt Power, L.L.C. (“EMDSI”) in an all cash transaction from ITOCHU Corporation of Japan for total consideration of approximately $25.7 million, subject to final closing adjustments. The acquisition was funded from available cash and through borrowings under our revolving credit facility. EMDSI, which is based in Harvey, Louisiana, specializes in the marketing and distribution of medium speed diesel engines for marine propulsion, drilling and power generation applications and is a provider of aftermarket parts and service.

The following summarizes our preliminary assessment of the fair values of the assets acquired and liabilities assumed at the acquisition date. The assets acquired and liabilities assumed remain subject to final closing adjustments, and our ongoing evaluation thereof, which could impact the amount of net tangible assets acquired and, thus, increase or decrease the total consideration transferred. The excess of the consideration transferred over the preliminary assessment of fair value amounts to $0.1 million and is recorded as goodwill. Goodwill represents the future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. We are in the process of reviewing third-party valuations for the inventories, property, plant and equipment, contract backlog, intangible assets and goodwill acquired. Accordingly, the amounts below, which reflect our preliminary assessment of fair value as of the acquisition date, remain subject to change.

Stewart & Stevenson LLC and Subsidiaries

Notes to Condensed Consolidated Financial Statements — Continued

(Unaudited)

(Dollars in thousands)	Fair Values
Assets acquired:
Cash	$2,345
Accounts receivable	5,009
Inventories	11,016
Property, plant and equipment	5,019
Other assets	177
Intangible assets	6,355
Goodwill	135

Liabilities assumed:
Accounts payable	2,087
Notes payable	112
Accrued liabilities	922
Construction contract liability	1,188
Net assets acquired/Consideration transferred	$25,747

The unaudited pro forma condensed combined statement of operations for the three months ended April 30, 2011 and May 1, 2010 gives effect to the March 23, 2011 consummation of the EMDSI Acquisition as if the transaction occurred on February 1, 2011 and 2010, respectively.  The unaudited pro forma information is presented for illustration purposes only and is not necessarily indicative of the results of operations which would actually have been reported had the combination been in effect during these periods, or for which we might expect to report in the future.

Stewart & Stevenson LLC and Subsidiaries
Pro Forma Results including EMDSI

	Three Months Ended
(Dollars in thousands, except per unit data)	April 30, 2011	May 1, 2010
	(unaudited)	(unaudited)
Sales	$278,374	$166,228

Net earnings (loss)	$13,471	$(6,834)

Weighted average units outstanding:
Basic	56,025	56,025
Diluted	56,025	56,025

Earnings (loss) per common unit:
Basic	$0.24	$(0.12)
Diluted	$0.24	$(0.12)

Stewart & Stevenson LLC and Subsidiaries

Notes to Condensed Consolidated Financial Statements — Continued

(Unaudited)

Note 12. Subsequent Events

Reverse Stock Split:  As of May 31, 2011, we effected a reverse common unit split in the ratio of 1:1.785.  All common units and per common unit calculations have been recast to include the impact of this reverse common unit split.

Stock Compensation:  On May 31, 2011, upon the recommendation of our chairman, our compensation committee approved a grant, vesting immediately, of 154,062 shares to our Chief Executive Officer. We will record a non-cash compensation expense in connection therewith in an amount equal to the grant date fair value of such vested shares, estimated to be approximately $2.3 million.  Also on May 31, 2011, upon the recommendation of our chairman, our compensation committee approved a grant to our Chief Executive Officer of 448,179 options to purchase common shares at a strike price of $15, vesting in four (4) equal tranches upon the attainment of performance measures in respect of each of our next four (4) fiscal years established by the compensation committee and approved by our board of directors. We estimate that the grant date fair value of this award to be approximately $2.7 million and expect to recognize a portion of this non-cash compensation expense in each of our next four (4) fiscal years, beginning with the second quarter of Fiscal 2011, unless and to the extent it becomes unlikely that any such tranche of options will ultimately not vest.

On May 31, 2011, upon the recommendation of our chairman, our compensation committee approved, subject to the completion of an initial public offering of our stock, a grant of 33,613 restricted shares to each of our three recently appointed non-executive directors, which vest in five (5) 6,723 share tranches with the first tranche vesting on May 31, 2011 and each of the next four tranches vesting upon board service for a complete fiscal year (with respect to Fiscal 2011 service through January 31, 2012 being deemed a complete fiscal year).  The estimated grant date fair value of this award is $1.5 million.  Subject to the completion of an initial public offering of our stock, we will record a non-cash compensation expense in an amount equal to the grant date fair value of vested shares, with ratable expense recognized for completed fiscal periods thereafter.

Also on May 31, 2011, upon the recommendation of our chairman, our compensation committee approved, subject to the completion of an initial public offering of our stock, a special, one-time grant to our employees of (i) 100,000 shares to our Vice Chairman and Chief Financial Officer, and (ii) approximately 550,000 shares in the aggregate to all current employees who were employed by the Company on June 1, 2010.  Upon the completion of an initial public offering of our stock, we will record a non-cash compensation expense in an amount equal to the grant date fair value of such vested shares, estimated to be approximately $9.8 million.

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

•                  our principal stockholder could exercise control of our affairs through his beneficial ownership of a majority of our common equity, including all of our Class B common stock; and

•                  the other factors described under “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended January 31, 2011, which is accessible on the Securities and Exchange Commission’s website at www.sec.gov.

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

Our wide range of products covers hydraulic fracturing, well stimulation, workover, intervention and drilling operations. These products include pumping, acidizing, coiled tubing, cementing and nitrogen units; drilling rigs and workover rigs; power generation systems; and electrical support and distribution systems, as well as engines, transmissions and material handling equipment. We have a substantial installed base of products, which provides us with significant opportunities for recurring, higher-margin aftermarket parts and service revenues from customers in the oil and gas, power generation and various other industries. In addition, we provide rental equipment to our customers, including generator sets, air compressors, rail car movers and material handling equipment.

Business drivers and measures

Revenue factors

Oil and gas industry capital expenditures. Sales of our equipment are significantly driven by the capital spending programs of our customers. Growing worldwide demand for energy has resulted in significantly increased capital expenditures by oil and gas producers in recent years. We believe that we are well positioned for the rapid growth in the development of unconventional oil and gas resources, particularly in North America, which require utilization of technologically advanced well stimulation equipment of the nature that we provide. Although commodity price fluctuations may impact the level of oil and gas exploration activity in the long term, we believe the capital spending programs of our customers at this time continue to be strong. A decrease in the capital spending programs of our customers would adversely impact our equipment sales and, to a lesser extent, our aftermarket parts and service and rental sales. Approximately 77.8% and 75.5% of our revenues in the three months ended April 30, 2011 and May1, 2010, respectively, came from customers in the oil and gas industry.

Non-oil and gas industries. We believe that many of the non-oil and gas industries we serve, particularly the commercial vehicle and material handling industries, provide us with opportunities to continue to grow our business.

Aftermarket parts and service demand. In addition, we provide aftermarket parts and service and rent equipment to customers in the oil and gas, power generation, marine, mining, construction, commercial vehicle and material handling industries. These sales generated approximately 32.2% and 41.8% of our revenues during the three months ended April 30, 2011 and May1, 2010, respectively. We provide aftermarket parts and service for equipment manufactured by approximately 100 manufacturers, including products manufactured by us and our key OEMs, and our aftermarket business provides us with a recurring revenue stream. Our rental revenue includes generators, compressors and material handling equipment.

Backlog. Among the metrics we track to monitor demand in our business is equipment order backlog. We define backlog as unfilled equipment orders that consist of written purchase orders or signed contracts accompanied, if required by our credit policies, by credit support (typically down payments or letters of credit). As of April 30, 2011, our equipment order backlog was $412.2 million, compared to $259.9 million as of May 1, 2010.

Backlog of $412.2 million as of April 30, 2011 includes a $37.5 million related party transaction reflecting an order in Fiscal 2009 from an affiliate. Revenue recognition from this transaction will be deferred until title to the product passes to a third party and all other revenue recognition criteria have been met. A deposit in the amount of $37.5 million is recorded as a customer deposit in our consolidated balance sheet. Included in inventories, net is $29.7 million in costs related to this contract, and no amounts have been recorded in the consolidated statements of operations through April 30, 2011.

Seasonality. Our revenues are not significantly affected by seasonality.

Operational factors

Ensuring timely supply of components. While we believe that the opportunities to grow our business are significant, there are also challenges and uncertainties we face in executing our business plans. In the current environment of strong demand for products and services of the type we provide, our ability to procure certain components on a timely basis to meet the delivery needs of our customers is a concern. A substantial portion of the products we sell includes components provided by our six key OEMs, and on occasion we need to rely upon alternative sources of supply for those components because of the current levels of high demand for the components we require. Our ability to satisfy the delivery requirements of a customer on a timely basis is critical to our success.

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

Presentation of historical financial information

Our fiscal year begins on February 1 of the stated year and ends on January 31 of the following year. For example, Fiscal 2011 began on February 1, 2011 and will end on January 31, 2012. We report results on the fiscal quarter method, with each quarter comprising approximately 13 weeks.  The first quarter of Fiscal 2011 began on February 1, 2011 and ended on April 30, 2011.

Operation as an LLC

We have conducted our operations through Stewart & Stevenson LLC, a limited liability company, and, as a result, U.S. federal and certain state income taxes were paid by the holders of our equity interests. Therefore, no U.S. federal income tax expense is recorded in our statement of operations. The amounts shown under ‘‘income taxes’’ in our audited consolidated financial statements reflect income tax expense associated with foreign jurisdictions and certain state taxes.

New Accounting Pronouncement

On February 1, 2011, we adopted an update to existing guidance on revenue recognition for arrangements with multiple deliverables. This update allows companies to allocate consideration for qualified separate deliverables using estimated selling price for both delivered and undelivered items when vendor-specific objective evidence or third-party evidence is unavailable.  Additional disclosures are required that discuss the nature of multiple element arrangements, the types of deliverables under the arrangements, the general timing of their delivery, and significant factors and estimates used to determine estimated selling prices are required.  The adoption of this update did not have a material impact on our consolidated financial statements.

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

For more information on our segments, see ‘‘—Segment data.’’

Comparison of Results of Operations—Three Months Ended April 30, 2011 and May 1, 2010

Sales - For the three months ended April 30, 2011, our sales were $271.4 million, an increase of $109.5 million, or 67.6%, compared to the same period of Fiscal 2010 sales of $161.9 million.  The increase in sales impacted both operating segments and was primarily attributable to an overall increase in equipment sales from the oil and gas industry, primarily for our well stimulation equipment. Parts and service sales increased in both segments. Prime mover, power generation and transmissions sales were primarily responsible for the increase in equipment sales in the distribution segment. Sales for Fiscal 2011 include the impact of the EMDSI Acquisition, reported in our distribution segment, from March 23, 2011 through April 30, 2011 and amounted to approximately $1.5 million.

A breakdown of sales for the periods is as follows:

	For the Three Months Ended		Change
(Dollars in thousands)	April 30, 2011	May 1, 2010	$	%

Manufacturing segment
Equipment	$106,008	$53,561	$52,447	97.9%
Parts and service	6,487	4,737	1,750	36.9%
Total manufacturing sales	$112,495	$58,298	$54,197	93.0%

Distribution segment
Equipment	$71,939	$36,061	$35,878	99.5%
Parts and service	80,739	63,044	17,695	28.1%
Rentals	6,194	4,533	1,661	36.6%
Total distribution sales	$158,872	$103,638	$55,234	53.3%

Total sales	$271,367	$161,936	$109,431	67.6%

Operating profit (loss)
Manufacturing	$19,756	$5,488	14,268	260.0%
Distribution	10,259	3,579	6,680	186.6%
Corporate and shared services	(11,204)	(8,309)	(2,895)	(34.8)%
Total operating profit	$18,811	$758	$18,053

Operating profit percentage
Manufacturing	17.6%	9.4%
Distribution	6.5%	3.5%
Consolidated	6.9%	0.5%

Manufacturing sales increased by 93.0%, or $54.2 million, for the three months ended April 30, 2011 compared to the same period in Fiscal 2010, of which $52.4 million was related to equipment sales and $1.8 million was related to an increase in parts and service sales. The increase in equipment sales was primarily attributable to higher sales volumes for well stimulation equipment and seismic products, which was partially offset by lower sales volumes of power generation equipment (associated with deepwater drilling rig build cycles) as follows:

	For the Three Months Ended		Change
(Dollars in thousands)	April 30, 2011	May 1, 2010	$	%

Manufacturing equipment sales
Well stimulation	$92,047	$27,341	$64,706	236.7%
Rigs	5,399	6,299	(900)	(14.3)%
Seismic products	4,188	40	4,148
Power generation	2,425	16,649	(14,224)	(85.4)%
Electric products	1,947	2,504	(557)	(22.2)%
Other	2	728	(726)	(99.7)%
Total equipment sales	$106,008	$53,561	$52,447	97.9%

Distribution sales increased by $55.2 million to $158.9 million for the three months ended April 30, 2011, compared to $103.6 million during the same period of Fiscal 2010. The increase in distribution sales was due to increased equipment sales of $35.9 million, parts and service of $17.7 million and rentals of $1.6 million. The increase in prime movers, transmissions and engines was primarily due to higher sales volumes for oilfield equipment. Power generation equipment sales increased in large part due to sales for back-up power to data centers.  Equipment sales increased due to the following changes in our distribution products:

	For the Three Months Ended		Change
(Dollars in thousands)	April 30, 2011	May 1, 2010	$	%

Distribution equipment sales
Prime movers	$18,295	$5,973	$12,322	206.3%
Power generation	14,796	6,193	8,603	138.9%
Transmissions	14,237	7,850	6,387	81.4%
Engines	9,630	6,363	3,267	51.3%
Material handling	8,817	5,874	2,943	50.1%
Rail car movers	4,117	2,023	2,094	103.5%
Other	2,047	1,785	262	14.7%
Total equipment sales	$71,939	$36,061	$35,878	99.5%

Gross profit — Our gross profit was $50.5 million for the three months ended April 30, 2011 compared to $25.7 million for the same period in Fiscal 2010, reflecting an increase in gross profit margin from 15.9% to 18.6%.  Our gross profit margin increased by 2.7 percentage points due to higher sales volumes and product mix. The manufacturing segment gross profit margin increased from 16.4% to 22.3%, an increase of 5.9 percentage points. This increase was due in large part to higher sales volumes and product mix, with a significant portion of this increase attributable to well stimulation equipment. The distribution segment gross profit margin increased from 15.5% to 16.0%, an increase of 0.5 percentage points.

Selling and administrative expenses — Selling and administrative expenses increased by $6.5 million to $31.3 million for the three months ended April 30, 2011, primarily as a result of increases in salaries and wages due to the restoration of previous pay cuts in August 2010, a company-wide pay increase effective at the start of Fiscal 2011 of approximately 4.0%, increased headcount and a one-time bonus to our new Chief Executive Officer, all of which amounted to approximately $4.2 million. The remaining increase is not attributable to any single area, but is reflective of the overall increase in our business activity.  As a percentage of sales, selling and administrative expenses decreased to 11.5% from 15.4% for the three months ended April 30, 2011, as compared to the same period in Fiscal 2010.

Other expense, net — Other expense increased by $0.4 million to $0.4 million for the three months ended April 30, 2011 compared to the same period in Fiscal 2010 primarily as the result of foreign currency transaction losses related to our foreign subsidiaries.

Operating profit (loss) — Our operating profit increased to $18.8 million, or 6.9% of sales, during the three months ended April 30, 2011 from $0.8 million, or 0.5% of sales, in the same period of Fiscal 2010, primarily as the result of higher sales volumes and gross profit margins.

Interest expense, net — Interest expense, net for the three months ended April 30, 2011 decreased by $0.1 million over the same period in Fiscal 2010 mainly as a result of lower borrowings outstanding on and interest rates for our revolving credit facility.

Segment data

Our prior reports filed with the SEC through the third quarter of Fiscal 2010 presented four segments: equipment, aftermarket parts and service, rental and corporate. In our Fiscal 2010 Annual Report on Form 10-K, we revised our segments to the following three segments: manufacturing, distribution and corporate and shared services. Information relating to the first quarter of Fiscal 2010 included herein and in the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report have been recast to reflect our new segment presentation.

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

Segment Results Comparison — Three Months Ended April 30, 2011 and May 1, 2010

Manufacturing

Operating profit generated by our manufacturing segment increased to $19.8 million, or 17.6% of sales, for the three months ended April 30, 2011, from $5.5 million, or 9.4% of sales, for the same period of Fiscal 2010. The $14.3 million increase in operating profit was attributable to increases of $12.1 million in sales volume and $3.4 million in increases due to higher average gross profit margins, and a decrease of $0.2 million in other expense. These improvements were partially offset by an increase in selling and administrative expenses of $1.4 million, which primarily related to higher salaries and wages due to the restoration of previous pay cuts in August 2010, a company-wide pay increase effective at the start of Fiscal 2011 of approximately 4.0%, increased headcount and new product development expenses.

Our manufacturing backlog as of April 30, 2011 was $278.6 million, as compared to $205.0 million as of May 1, 2010, an increase of 35.9%. Backlog of $278.6 million as of April 30, 2011 includes a $37.5 million related party transaction, reflecting an order in Fiscal 2009 from an affiliate. Revenue recognition from this transaction will be deferred until title to the product passes to a third party and all other revenue recognition criteria have been met. Cash payments received pursuant to this transaction are recorded as customer deposits in the condensed consolidated balance sheet and amounted to $37.5 million as of April 30, 2011. Included in inventories, net is $29.7 million of costs related to this transaction, and no amounts have been recorded in the condensed consolidated statements of operations for this transaction to date.

Distribution

Operating profit generated by the distribution segment increased to $10.3 million during the three months ended April 30, 2011 from $3.6 million during the same period in Fiscal 2010, representing an increase in operating profit percentage from 3.5% to 6.5%. The $6.7 million increase in operating profit was attributable to increases of $8.8 million in sales volume and $0.5 million in average gross profit margins, partially offset by increases of $2.4 million in selling and administrative expenses and $0.2 million in other expense. The increase in selling and administrative expenses was due to higher salaries and wages due to the restoration of previous pay cuts in August 2010, a company-wide pay increase effective at the start of Fiscal 2011 of approximately 4.0%, increased headcount and depreciation.

Our distribution backlog as of April 30, 2011 was $133.6 million, as compared to $54.9 million on May 1, 2010, an increase of 145.0%.

Corporate and shared services

Corporate and shared services expenses increased to $11.2 million during the three months ended April 30, 2011 compared to $8.3 million during the same period of Fiscal 2010, primarily as a result of higher salaries and wages due to the restoration of previous pay cuts in August 2010, a company-wide pay increase effective at the start of Fiscal 2011 of approximately 4.0%, increased headcount and a one-time bonus to our new CEO during the three months ended April 30, 2011. Due to higher sales volumes, corporate and shared services expenses decreased from 5.1% to 4.1% as a percentage of sales.

Liquidity and Capital Resources

Our principal source of liquidity is cash generated by operations. We also have a $250 million asset-based revolving credit facility, which we draw upon when necessary to satisfy our working capital needs and generally pay down with available cash. Our liquidity needs are primarily driven by changes in working capital associated with execution of large manufacturing projects. While many of our contracts include advance customer deposits and progress billings, some international contracts provide for substantial portions of funding under confirmed letters of credit upon delivery of the products.

We have funded, and expect to continue to fund, operations through cash flows generated by operating activities and borrowings under our revolving credit facility. We also expect that ongoing requirements for debt service and capital expenditures will be funded from these sources.

Our future liquidity requirements will be for working capital, capital expenditures, debt service and general corporate purposes. Our borrowing capacity under the revolving credit facility is impacted by, among other factors, the amount of working capital and qualifying assets therein. Based on our current level of operations, we believe that cash flow from operations and available cash, together with available borrowings under our revolving credit facility, will be adequate to meet our liquidity needs for the next twelve months. However, our ability to meet our working capital and debt service requirements is subject to future economic conditions and to financial, business and other factors, many of which are beyond our control. If we are not able to meet such requirements, we may be required to seek additional sources of capital.

Cash flows

	For the Three Months Ended
(Dollars in thousands)	April 30, 2011	May 1, 2010

Net cash provided by operating activities	$45,683	$4,429
Net cash used in investing activities	(27,768)	(3,974)
Net cash (used in) provided by financing activities	(13,003)	824

As of April 30, 2011, our cash and cash equivalent balance was $14.2 million. The level of cash and cash equivalents is impacted by the timing of cash receipts, disbursements and borrowings and payments under our revolving credit facility.

Net cash flow provided by operating activities for the three months ended April 30, 2011 increased by $41.3 million compared to the same period in Fiscal 2010. This increase in the Fiscal 2011 period was largely attributable to greater earnings and the completion of long-term contracts that were billed and collected, plus increases in customer deposits.  These sources of increased cash flow in large part funded the build-up in inventory during the three months ended April 30, 2011, which reflects the overall increase in business activity for our company.

Net cash used in investing activities increased by $23.8 million for the three months ended April 30, 2011 compared to the same period in Fiscal 2010. This increase was due to the acquisition on March 23, 2011 of EMDSI. See “Note 11— EMDSI Acquisition.” Capital expenditures and additions to rental equipment remained relatively consistent between both periods.

Net cash used in financing activities increased by $13.8 million for the three months ended April 30, 2011 compared to the same period in Fiscal 2010, and primarily relate to higher payments in Fiscal 2011 under our revolving credit facility due to increased cash flow from operating activities, plus increased payments for our short-term notes payable.  Net earnings for Fiscal 2011 resulted in increased distributions to our unit holders for tax obligations.

Current Resources

We have an asset-based revolving credit facility in the amount of $250.0 million with a $25.0 million sub-facility to be used by our Canadian subsidiary. The $250.0 million revolving credit facility, which matures in February 2012, is secured by substantially all accounts receivable, inventory and property, plant and equipment and provides for borrowings at LIBOR, plus a margin ranging from 1.25% to 2.00% per annum, based on our leverage ratios, as specified in the credit agreement. Based on the outstanding borrowings, letters of credit issued and the terms of the asset-based revolving credit facility, our available borrowing capacity was approximately $158.0 million at April 30, 2011.

Our revolving credit facility matures in February 2012 and, therefore, the outstanding borrowings have been reclassified to current portion of long-term debt in our consolidated balance sheet as of April 30, 2011.  We are in the process of negotiating a long-term extension of our revolving credit facility and, while we expect to be able to complete this extension, there is no assurance that we will be able to do so, or, if we are able to extend our revolving credit facility, whether it will be on substantially similar terms and conditions as are currently in effect.

Borrowings under our revolving credit facility and our senior notes were as follows:

	As of
(Dollars in thousands)	April 30, 2011	January 31, 2011

Revolving credit facility	$25,081	$35,181
Unsecured senior notes	150,000	150,000
Total	$175,081	$185,181

The revolving credit facility and the senior notes contain financial and operating covenants with which we must comply during the terms of the agreements.  These covenants include the maintenance of certain financial ratios, restrictions related to the incurrence of certain indebtedness and investments, and prohibition of the creation of certain liens.  We were in compliance with all covenants as of April 30, 2011.  The financial covenant for the revolving credit facility requires that we maintain a fixed charge coverage ratio, as defined in the agreement, of at least 1.1 to 1.0; however, this covenant does not take effect until our available borrowing capacity is $30.0 million or less.  The financial covenant for the senior notes indenture requires that, were we to incur additional indebtedness (subject to various exceptions set forth in the indenture), after giving effect to the incurrence of such additional indebtedness, we have a consolidated coverage ratio, as defined in the indenture, of at least 2.5 to 1.0.

We have funded, and expect to continue to fund, operations through cash flows generated by operating activities and borrowings under our revolving credit facility. We also expect that ongoing requirements for debt service and capital expenditures will be funded from these sources.

Our future liquidity requirements will be for working capital, capital expenditures, debt service and general corporate purposes.  Our borrowing capacity under the revolving credit facility is impacted by, among other factors, the amount of working capital and qualifying assets therein.  Based on our current level of operations, we believe that cash flow from operations and available cash, together with available borrowings under our revolving credit facility, will be adequate to meet our liquidity needs for the next twelve months.  However, our ability to meet our working capital and debt service requirements is subject to future economic conditions and to financial, business and other factors, many of which are beyond our control. If we are not able to meet such requirements, we may be required to seek additional sources of capital.

We currently believe that our total estimated capital expenditures for Fiscal 2011 will be approximately $36.0 million, with up to $25.0 million of this amount to be used for additions to our rental fleet.

Item 3.  Quantitative and Qualitative Disclosures Regarding Market Risk

Foreign Exchange Risk

Our international subsidiaries in Colombia and Venezuela transact most of their business in their respective local currencies, while our Canadian subsidiary conducts its business in both Canadian and U.S. dollars. Revenues generated by our Canadian, Colombian and Venezuelan subsidiaries comprised 6.3%, 3.4% and 0.2%, respectively, of our total revenue during the three months ended April 30, 2011. Our results of operations were not significantly impacted by changes in currency exchange rates.

A 10% depreciation of the Canadian dollar with respect to the U.S. dollar would have caused our Canadian subsidiary’s assets and sales as of and for the fiscal quarter ended April 30, 2011 to decrease in U.S. dollar terms by approximately $2.8 million and $1.6 million, respectively. A 10% depreciation of the Colombian peso with respect to the U.S. dollar would have caused our Colombian subsidiary’s assets and sales as of and for the fiscal quarter ended April 30, 2011 to decrease in U.S. dollar terms by approximately $2.1 million and $0.8 million, respectively.

On January 10, 2010, the Venezuelan government devalued its currency from 2.15 Bolivars per U.S. dollar to 4.30 Bolivars per U.S. dollar (‘‘the official rate’’) and the Venezuelan economy has since been designated as hyperinflationary. We have historically utilized the official rate for our Venezuelan operations. Beginning February 1, 2010, we utilized the U.S. dollar as the functional currency for our Venezuelan subsidiary and remeasured its financial statements into U.S. dollars at the official rate. Accordingly, using ‘‘hyperinflationary accounting,’’ we recognized the related losses or gains from such remeasurement of its balance sheet in the consolidated statements of its operations.

At January 31, 2011, we evaluated the rate at which we remeasure our Venezuelan subsidiary and concluded that based on the continued slow-down of its economy and resultant constraints presently impacting the banking environment and associated limitations therein, that the SITME rate of 5.30 Bolivars per U.S. dollar was a more appropriate remeasurement rate. The result of this change in remeasurement rate did not have a material impact to our financial statements. During the first quarter of Fiscal 2011 and Fiscal 2010, the SITME rate and official rate did not fluctuate significantly.  As a result, the effect of remeasuring our Venezuelan subsidiary was insignificant.

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

Changes in Internal Control over Financial Reporting

Management, including our CEO and CFO, evaluated the changes in our internal control over financial reporting during the quarter ended April 30, 2011. We determined that there were no changes in our internal control over financial reporting during the quarter ended April 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.  Risk Factors

For a discussion of potential risks and uncertainties relating to our business and an investment in our senior notes, see the factors described under “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended January 31, 2011, which is accessible on the Securities and Exchange Commission’s website at www.sec.gov.  There have been no material changes to the risk factors disclosed in the Fiscal 2010 Form 10-K.

Item 2.  Unregistered Sale of Equity Securities and Use of Proceeds

Not applicable.

Item 3.  Defaults Upon Senior Securities

Not applicable.

Item 4.  Removed and Reserved

Item 5.  Other Information

Not applicable.

Item 6.  Exhibits

10.1

Second Supplemental Indenture, dated as of March 23, 2011, among Stewart & Stevenson LLC, EMDSI-Hunt Power, L.L.C. and Wells Fargo Bank National Association, to Indenture dated as of July 6, 2006 (Filed as Exhibit 10.1(b) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 31, 2010 filed on May 2, 2011 (File No. 001-33836) and incorporated herein by reference.)

10.2

Employment Agreement, dated February 2, 2011, between Stewart & Stevenson LLC and Stephen Fulgham (Filed as Exhibit 10.8 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 31, 2010 filed on May 2, 2011 (File No. 001-33836) and incorporated herein by reference.)

31.1	Rule 13a-14(a)/15d-14(a) certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Rule 13a-14(a)/15d-14(a) certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Section 1350 certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Section 1350 certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

The Company has duly caused this Quarterly Report to be signed on its behalf by the undersigned thereto duly authorized.

STEWART & STEVENSON LLC

	By:	/S/ STEVE FULGHAM
Steve Fulgham
Chief Executive Officer

	By:	/S/ JOHN B. SIMMONS
John B. Simmons
Chief Financial Officer

June 1, 2011