Form 10-Q
period 2011-07-30
Stewart & Stevenson LLC
filed 2011-09-12
CIK 1381455

United States Securities and Exchange Commission

Washington, D.C.  20549

FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended July 30, 2011

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ____________ to _______________

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

There is no market for the registrant’s equity.  As of September 4, 2011, there were 56,179,272 common units outstanding.

* The registrant is currently not required to file reports, including this report, pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 but is voluntarily filing this report with the Securities and Exchange Commission.

STEWART & STEVENSON LLC AND SUBSIDIARIES

PART I.  Financial Information

Item 1.  Financial Statements

Stewart & Stevenson LLC and Subsidiaries

Condensed Consolidated Balance Sheets

	As of
	July 30, 2011	January 31, 2011
(Dollars in thousands)	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$9,571	$9,168
Restricted cash	5,000	5,000
Accounts receivable, net	108,978	85,236
Recoverable costs and accrued profits not yet billed	48,088	78,934
Inventories, net	362,050	285,909
Other current assets	7,790	7,186
Total current assets	541,477	471,433

Property, plant and equipment, net	96,847	75,077
Goodwill and intangibles, net	22,119	16,064
Deferred financing costs and other assets	4,254	5,029
Total assets	$664,697	$567,603

Liabilities and shareholders’ equity
Current liabilities:
Bank notes payable	$7,147	$7,401
Current portion of long-term debt	32,616	40
Accounts payable	122,366	81,198
Accrued payrolls and incentives	17,565	15,913
Billings in excess of incurred costs	65	4,285
Customer deposits	98,943	80,346
Other current liabilities	56,155	43,979
Total current liabilities	334,857	233,162

Long-term debt, net of current portion	150,000	185,181
Other long-term liabilities	172	226
Total liabilities	485,029	418,569

Commitments and contingencies
Shareholders’ equity:
Common units, 56,179,272 and 56,025,210 issued and outstanding as of July 30, 2011 and January 31, 2011, respectively	75,922	74,113

Accumulated other comprehensive income	6,359	5,092
Retained earnings	97,387	69,829
Total shareholders’ equity	179,668	149,034
Total liabilities and shareholders’ equity	$664,697	$567,603

See accompanying Notes to Condensed Consolidated Financial Statements

Stewart & Stevenson LLC and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	July 30, 2011	July 31, 2010	July 30, 2011	July 31, 2010
(Dollars and units in thousands)

Sales	$313,445	$206,132	$584,812	$368,068
Cost of sales	253,600	169,087	474,429	305,344
Gross profit	59,845	37,045	110,383	62,724

Selling and administrative expenses	36,456	24,605	67,783	49,480
Other (income) expense, net	(123)	(381)	277	(335)
Operating profit	23,512	12,821	42,323	13,579

Interest expense, net	4,846	4,911	9,700	9,884
Earnings before income taxes	18,666	7,910	32,623	3,695

Income tax expense	708	517	818	1,001
Net earnings	$17,958	$7,393	$31,805	$2,694

Weighted average units outstanding:
Basic	56,128	56,025	56,077	56,025
Diluted	56,128	56,025	56,077	56,025

Net earnings per common unit
Basic	$0.32	$0.13	$0.57	$0.05
Diluted	$0.32	$0.13	$0.57	$0.05

See accompanying Notes to Condensed Consolidated Financial Statements

Stewart & Stevenson LLC and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended
(Dollars in thousands)	July 30, 2011	July 31, 2010
Operating activities
Net earnings	$31,805	$2,694
Adjustments to reconcile net earnings to net cash provided by operating activities:
Amortization of deferred financing costs	819	850
Depreciation and amortization	8,832	8,322
Share-based compensation expense	1,809	-
Non-cash foreign exchange (gains) losses	(131)	110
Change in operating assets and liabilities net of the effect of acquisitions:
Accounts receivable, net	(17,820)	11,516
Recoverable costs and accrued profits not yet billed	30,908	(8,670)
Inventories, net	(63,291)	(27,064)
Accounts payable	38,522	13,814
Accrued payrolls and incentives	1,144	398
Billings in excess of incurred costs	(4,328)	4,538
Customer deposits	18,195	27,396
Other current assets and liabilities	8,488	3,102
Other, net	1,171	(406)
Net cash provided by operating activities	56,123	36,600

Investing activities
Capital expenditures	(4,427)	(1,568)
Additions to rental equipment	(20,401)	(8,130)
Acquisitions, net of cash acquired	(23,500)	-
Proceeds from the sale of property, plant and equipment, net	-	18
Net cash used in investing activities	(48,328)	(9,680)

Financing activities
Change in short-term notes payable	(748)	2,049
Change in revolving loans	(2,614)	(17,825)
Distributions to shareholders for tax obligations	(4,247)	(253)
Net cash used in financing activities	(7,609)	(16,029)

Effect of exchange rate on cash	217	(30)

Increase in cash and cash equivalents	403	10,861
Cash and cash equivalents, beginning of fiscal period	9,168	3,321
Cash and cash equivalents, end of fiscal period	$9,571	$14,182

Cash paid for:
Interest	$8,620	$9,097
Income taxes	$1,814	$1,555

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

We are a leading designer, manufacturer and provider of specialized equipment and aftermarket parts and service for the oil and gas and other industries that we have served for over 100 years. Our wide range of products covers hydraulic fracturing, well stimulation, workover, intervention and drilling operations. These products include pumping, acidizing, coiled tubing, cementing and nitrogen units, drilling and workover rigs, power generation systems and electrical support and distribution systems, as well as engines, transmissions and material handling equipment. We have a substantial installed base of products, which provides us with significant opportunities for recurring, higher-margin aftermarket parts and service revenues from customers in the oil and gas, power generation and various other industries. In addition, we provide rental equipment to our customers, including generator sets, air compressors, rail car movers and material handling equipment.

Note 2. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with Rule 10-01 of Regulation S-X for interim financial statements and do not include all information and footnotes required by United States (“U.S.”) generally accepted accounting principles (“GAAP”) for complete financial statements.  However, the information furnished herein reflects all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented.  The results of operations for the three and six months ended July 30, 2011 are not necessarily indicative of the results that will be realized for the fiscal year ending January 31, 2012. These condensed consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K and the notes thereto for the year ended January 31, 2011.

Use of Estimates and Assumptions: The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  We evaluate our estimates on an ongoing basis, based on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates.

Fiscal Year: Our fiscal year begins on February 1 of the year stated and ends on January 31 of the following year.  For example, our “Fiscal 2011” began on February 1, 2011 and will end on January 31, 2012.  We report results on the fiscal quarter method with each quarter comprising approximately 13 weeks. The second quarter of Fiscal 2011 began on May 1, 2011 and ended on July 30, 2011.

Consolidation:  The consolidated financial statements include the accounts of Stewart & Stevenson LLC and all enterprises in which we have a controlling interest. All intercompany accounts and transactions have been eliminated. We do not have any variable-interest entities.

Reclassifications:    Certain reclassifications have been made in the prior year consolidated financial statements to conform to the current period presentation. In our prior reports filed with the SEC through the third quarter of Fiscal 2010, we presented four segments: equipment, aftermarket parts and service, rental and corporate. In our Fiscal 2010 Annual Report on Form 10-K, we revised our segments to the following three segments: manufacturing, distribution and corporate and shared services. Information relating to the three and six months ended July 31, 2010 included in the unaudited condensed consolidated financial statements herein and elsewhere in this Quarterly Report has been recast to reflect our new segment presentation. See “Note 4— Segment Data.”

Reverse Stock Split: As of May 31, 2011, we effected a reverse common unit split in the ratio of 1:1.785. All common units and per common unit calculations have been recast to include the impact of this reverse common unit split.

Stewart & Stevenson LLC and Subsidiaries

Notes to Condensed Consolidated Financial Statements – continued

(Unaudited)

New Accounting Pronouncement:  On February 1, 2011, we adopted an update to existing guidance on revenue recognition for arrangements with multiple deliverables. This update allows companies to allocate consideration for qualified separate deliverables using estimated selling price for both delivered and undelivered items when vendor-specific objective evidence or third-party evidence is unavailable. Additional disclosures are required that discuss the nature of multiple element arrangements, the types of deliverables under the arrangements, the general timing of their delivery, and significant factors and estimates used to determine estimated selling prices. The adoption of this update did not have a material impact on our consolidated financial statements.

Note 3. Comprehensive Income

Total comprehensive income was as follows:

	For the Three Months Ended		For the Six Months Ended
	July 30, 2011	July 31, 2010	July 30, 2011	July 31, 2010
(Dollars in thousands)

Net earnings	$17,958	$7,393	$31,805	$2,694
Currency translation (loss) gain	(157)	(27)	1,267	2,412
Comprehensive income	$17,801	$7,366	$33,072	$5,106

Translation adjustments resulting from changes in exchange rates are reported in other comprehensive income.  As of July 30, 2011 and July 31, 2010, the entire accumulated other comprehensive income balance consisted of currency translation adjustments. Foreign currency transaction exchange (gains) losses are recorded in other (income) expense, net in the consolidated statements of operations and were ($0.1) million and $0.3 million during the three and six months ended July 30, 2011, respectively and less than $0.1 million and $0.1 million during the three and six months ended July 31, 2010, respectively.

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

Stewart & Stevenson LLC and Subsidiaries

Notes to Condensed Consolidated Financial Statements – continued

(Unaudited)

Intra-segment revenues and costs are eliminated, and operating profit (loss) represents earnings (loss) before interest and income taxes. Operating results by segment were as follows:

	For the Three Months Ended		For the Six Months Ended
	July 30, 2011	July 31, 2010	July 30, 2011	July 31, 2010
(Dollars in thousands)
Sales
Manufacturing segment
Equipment	$132,472	$78,592	$238,480	$132,153
Parts and service	4,261	4,668	10,748	9,405
Total manufacturing sales	$136,733	$83,260	$249,228	$141,558

Distribution segment
Equipment	$80,257	$49,097	$152,196	$85,158
Parts and service	87,994	68,226	168,733	131,270
Rentals	8,461	5,549	14,655	10,082
Total distribution sales	$176,712	$122,872	$335,584	$226,510

Total sales	$313,445	$206,132	$584,812	$368,068

Operating profit (loss)
Manufacturing	$25,315	$11,058	$45,071	$16,546
Distribution	13,540	10,471	23,799	14,050
Corporate and shared services	(15,343)	(8,708)	(26,547)	(17,017)
Total operating profit	$23,512	$12,821	$42,323	$13,579

Operating profit percentage
Manufacturing	18.5%	13.3%	18.1%	11.7%
Distribution	7.7%	8.5%	7.1%	6.2%
Consolidated	7.5%	6.2%	7.2%	3.7%

Note 5. Long-Term Debt

	As of
	July 30, 2011	January 31, 2011
(Dollars in thousands)
Other debt	$7,165	$7,441
Revolving credit facility	32,598	35,181
Unsecured senior notes	150,000	150,000
Total	189,763	192,622
Less: current portion of debt	(39,763)	(7,441)
Long-term debt, net of current portion	$150,000	$185,181

Other debt: Other debt includes certain secured loans relating to our South American operations, a floor plan financing agreement and certain equipment loans.  The restricted cash on our balance sheet relates to collateral securing a portion of this debt.

Revolving Credit Facility: The revolving credit facility is a $250.0 million asset-based facility, which matures in February 2012, and is secured by substantially all accounts receivable, inventory and property, plant and equipment and provides for borrowings at LIBOR plus a margin ranging from 1.25% to 2.00% per annum, based on our leverage ratios, as specified in the credit agreement.  The revolving credit facility has a $25.0 million sub-facility to be used by our Canadian subsidiary.  As of July 30, 2011, borrowings under the facility bear interest at a weighted average interest rate of LIBOR plus 1.5%, or 2.29%.  A commitment fee of 0.30% to 0.375% per annum, based on our leverage ratios, is payable on all unused portions of the revolving credit facility.  Interest payments are due monthly, or as LIBOR contracts expire.  The revolving credit facility also has a $30.0 million sub-facility which may be used for letters of credit. The credit agreement limits available borrowings to certain percentages of our assets. As of July 30, 2011, there were $24.2 million of letters of credit outstanding.  Based on the outstanding borrowings, letters of credit issued and the terms of the asset-based revolving credit facility, our available borrowing capacity was approximately $169.1 million at July 30, 2011.

Our revolving credit facility matures in February 2012 and, therefore, is reclassified as current portion of long-term debt in our consolidated balance sheet as of July 30, 2011.  We are in the process of negotiating a long-term extension of our revolving credit facility and, while we expect to be able to complete this extension, there is no assurance that we will be able to do so, or, if we are able to extend our revolving credit facility, whether it will be on substantially similar terms and conditions as are currently in effect.

Unsecured Senior Notes: The $150.0 million of unsecured senior notes bear interest at 10% per annum and mature in July 2014.

Stewart & Stevenson LLC and Subsidiaries

Notes to Condensed Consolidated Financial Statements – continued

(Unaudited)

The revolving credit facility and the senior notes contain financial and operating covenants with which we must comply during the terms of the agreements.  These covenants include the maintenance of certain financial ratios, restrictions related to the incurrence of certain indebtedness and investments, and prohibition of the creation of certain liens. We were in compliance with all covenants as of July 30, 2011. The financial covenant for the revolving credit facility requires that we maintain a fixed charge coverage ratio, as defined in the agreement, of at least 1.1 to 1.0; however, this covenant does not take effect until our available borrowing capacity is $30.0 million or less.  The financial covenant for the senior notes indenture requires that, were we to incur additional indebtedness (subject to various exceptions set forth in the indenture), after giving effect to the incurrence of such additional indebtedness, we have a consolidated coverage ratio, as defined in the indenture, of at least 2.5 to 1.0.

We incurred and capitalized legal and financing costs associated with establishing the revolving credit facility and the issuance of the unsecured senior notes.  These deferred financing costs are being amortized over the terms of the credit facility and senior notes of five years and eight years, respectively, as a component of interest expense, net in the consolidated statements of operations.  As of July 30, 2011, $3.1 million of unamortized deferred financing costs were included in the balance sheet.

The estimated fair value of our senior notes is based on unadjusted quoted market prices from an active market (Level 1 inputs). At July 30, 2011, our senior notes with a carrying value of $150.0 million had a fair value of $153.0 million.

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

Stewart & Stevenson LLC and Subsidiaries

Notes to Condensed Consolidated Financial Statements – continued

(Unaudited)

Condensed Consolidating Balance Sheets

	As of July 30, 2011
	(Unaudited)
	Guarantor Entities	Non-Guarantor Entities	Eliminations	Consolidated Totals
(Dollars in thousands)
Current assets	$478,001	$63,476	$-	$541,477
Property, plant and equipment, net	94,385	2,462	-	96,847
Other assets	12,173	4,688	9,512	26,373
Total assets	$584,559	$70,626	$9,512	$664,697

Current liabilities	$298,859	$35,998	$-	$334,857
Intercompany (receivables) payables	(44,103)	44,103	-	-
Long-term liabilities	150,135	37	-	150,172
Shareholders’ equity (deficit)	179,668	(9,512)	9,512	179,668
Total liabilities and shareholders’ equity	$584,559	$70,626	$9,512	$664,697

	As of January 31, 2011
	Guarantor Entities	Non-Guarantor Entities	Eliminations	Consolidated Totals

Current assets	$414,311	$57,122	$-	$471,433
Property, plant and equipment, net	72,246	2,831	-	75,077
Other assets	881	4,827	15,385	21,093
Total assets	$487,438	$64,780	$15,385	$567,603

Current liabilities	$200,693	$32,469	$-	$233,162
Intercompany (receivables) payables	(47,606)	47,606	-	-
Long-term liabilities	185,317	90	-	185,407
Shareholders’ equity (deficit)	149,034	(15,385)	15,385	149,034
Total liabilities and shareholders’ equity	$487,438	$64,780	$15,385	$567,603

Stewart & Stevenson LLC and Subsidiaries

Notes to Condensed Consolidated Financial Statements – continued

(Unaudited)

Condensed Consolidating Statements of Operations

(Unaudited)

	For the Three Months Ended July 30, 2011
	Guarantor Entities	Non-Guarantor Entities	Eliminations	Consolidated Totals
(Dollars in thousands)
Sales	$284,061	$29,384	$-	$313,445
Cost of sales	232,521	21,079	-	253,600
Gross profit	51,540	8,305	-	59,845

Selling and administrative expenses	32,953	3,503	-	36,456
Equity in earnings of subsidiaries	(3,798)	-	3,798	-
Other (income) expense, net	(173)	50	-	(123)
Operating profit	22,558	4,752	(3,798)	23,512

Interest expense, net	4,037	809	-	4,846
Earnings before income taxes	18,521	3,943	(3,798)	18,666
Income tax expense	563	145	-	708
Net earnings	$17,958	$3,798	$(3,798)	$17,958

	For the Three Months Ended July 31, 2010
	Guarantor Entities	Non-Guarantor Entities	Eliminations	Consolidated Totals
Sales	$186,658	$19,474	$-	$206,132
Cost of sales	152,108	16,979	-	169,087
Gross profit	34,550	2,495	-	37,045

Selling and administrative expenses	21,403	3,202	-	24,605
Equity in loss of subsidiaries	1,526	-	(1,526)	-
Other income, net	(250)	(131)	-	(381)
Operating profit (loss)	11,871	(576)	1,526	12,821

Interest expense, net	4,179	732	-	4,911
Earnings (loss) before income taxes	7,692	(1,308)	1,526	7,910
Income tax expense	299	218	-	517
Net earnings (loss)	$7,393	$(1,526)	$1,526	$7,393

Stewart & Stevenson LLC and Subsidiaries

Notes to Condensed Consolidated Financial Statements – continued

(Unaudited)

Condensed Consolidating Statements of Operations

(Unaudited)

	For the Six Months Ended July 30, 2011
	Guarantor Entities	Non-Guarantor Entities	Eliminations	Consolidated Totals

(Dollars in thousands)
Sales	$524,232	$60,580	$-	$584,812
Cost of sales	427,949	46,480	-	474,429
Gross profit	96,283	14,100	-	110,383

Selling and administrative expenses	60,232	7,551	-	67,783
Equity in earnings of subsidiaries	(4,606)	-	4,606	-
Other (income) expense, net	(225)	502	-	277
Operating profit	40,882	6,047	(4,606)	42,323

Interest expense, net	8,152	1,548	-	9,700
Earnings before income taxes	32,730	4,499	(4,606)	32,623
Income tax expense (benefit)	925	(107)	-	818
Net earnings	$31,805	$4,606	$(4,606)	$31,805

	For the Six Months Ended July 31, 2010
	Guarantor Entities	Non-Guarantor Entities	Eliminations	Consolidated Totals
Sales	$330,719	$37,349	$-	$368,068
Cost of sales	272,792	32,552	-	305,344
Gross profit	57,927	4,797	-	62,724

Selling and administrative expenses	43,212	6,268	-	49,480
Equity in loss of subsidiaries	3,624	-	(3,624)	-
Other (income) expense, net	(631)	296	-	(335)
Operating profit (loss)	11,722	(1,767)	3,624	13,579

Interest expense, net	8,432	1,452	-	9,884
Earnings (loss) before income taxes	3,290	(3,219)	3,624	3,695
Income tax expense	596	405	-	1,001
Net earnings (loss)	$2,694	$(3,624)	$3,624	$2,694

Stewart & Stevenson LLC and Subsidiaries

Notes to Condensed Consolidated Financial Statements – continued

(Unaudited)

Condensed Consolidating Statements of Cash Flows

(Unaudited)

	For the Six Months Ended July 30, 2011
	Guarantor Entities	Non-Guarantor Entities	Eliminations	Consolidated Totals
(Dollars in thousands)
Net cash provided by (used in):
Operating activities
Net earnings	$31,805	$4,606	$(4,606)	$31,805
Equity in earnings of subsidiaries	(4,606)	-	4,606	-
Other adjustments	24,484	(166)	-	24,318
Operating activities	51,683	4,440	-	56,123
Investing activities	(48,214)	(114)	-	(48,328)
Financing activities	(4,448)	(3,161)	-	(7,609)
Effect of exchange rate on cash	-	217	-	217
Net (decrease) increase in cash	(979)	1,382	-	403
Cash at the beginning of the period	2,273	6,895	-	9,168
Cash at the end of the period	$1,294	$8,277	$-	$9,571

	For the Six Months Ended July 31, 2010
	Guarantor Entities	Non-Guarantor Entities	Eliminations	Consolidated Totals
Net cash provided by (used in):
Operating activities
Net earnings (loss)	$2,694	$(3,624)	$3,624	$2,694
Equity in loss of subsidiaries	3,624	-	(3,624)	-
Other adjustments	31,252	2,654	-	33,906
Operating activities	37,570	(970)	-	36,600
Investing activities	(9,419)	(261)	-	(9,680)
Financing activities	(17,689)	1,660	-	(16,029)
Effect of exchange rate on cash	-	(30)	-	(30)
Net increase in cash	10,462	399	-	10,861
Cash at the beginning of the period	248	3,073	-	3,321
Cash at the end of the period	$10,710	$3,472	$-	$14,182

Note 6. Significant Balance Sheet Accounts

Allowance for Doubtful Accounts:  Activity in the allowance for doubtful accounts was as follows:

	For the Three Months Ended		For the Six Months Ended
(Dollars in thousands)	July 30, 2011	July 31, 2010	July 30, 2011	July 31, 2010
Allowance for doubtful accounts at beginning of period	$2,544	$5,190	$2,707	$4,919
Additions (reductions) to reserves	298	(885)	518	(332)
Writeoffs against allowance for doubtful accounts	(126)	(172)	(519)	(489)
Collections of previously reserved items	24	28	34	63
Allowance for doubtful accounts at end of period	$2,740	$4,161	$2,740	$4,161

Stewart & Stevenson LLC and Subsidiaries

Notes to Condensed Consolidated Financial Statements – continued

(Unaudited)

Inventories, net:  Summarized below are the components of inventories:

	As of
	July 30, 2011	January 31, 2011
(Dollars in thousands)
Inventory purchased under distributor agreements	$130,726	$107,872
Raw materials and spare parts	107,256	79,231
Work in process	121,995	97,501
Finished goods	2,073	1,305
Total inventories, net	$362,050	$285,909

Raw materials and spare parts include OEM equipment and components used in the manufacturing segment. Included in work in process are seven drilling rigs that are substantially complete and ready for customer orders. Finished goods include manufactured equipment that is essentially complete. The inventory balances above are net of inventory valuation allowances totaling $34.2 million and $30.4 million as of July 30, 2011 and January 31, 2011, respectively.

Property, Plant and Equipment, net:  Components of property, plant and equipment, net, were as follows:

	As of
	July 30, 2011	January 31, 2011
(Dollars in thousands)
Machinery and equipment	$33,573	$29,852
Buildings and leasehold improvements	31,090	27,918
Rental equipment	85,175	67,067
Computer hardware and software	4,822	4,701
Accumulated depreciation	(69,234)	(62,220)
Net depreciable assets	$85,426	$67,318
Construction in progress	3,252	696
Land	8,169	7,063
Property, plant and equipment, net	$96,847	$75,077

Depreciation expense was $4.1 million and $7.7 million during the three and six months ended July 30, 2011, respectively, and $3.8 million and $7.6 million during the three and six months ended July 31, 2010, respectively.

Intangible Assets and Goodwill: Amounts allocated to intangible assets are amortized in a manner over which the expected benefits of those assets are realized pursuant to their estimated useful lives.  Intangible asset values include the following:

Stewart & Stevenson LLC and Subsidiaries

Notes to Condensed Consolidated Financial Statements – continued

(Unaudited)

		As of July 30, 2011
	Estimated Useful Life	Gross Carrying Value	EMDSI Acquisition	Accumulated Amortization	Currency Translation	Net
(Dollars in thousands)
Non-current amortizable intangible assets:
Engineering drawings	2.5-10 Years	$6,346	$-	$(5,342)	$189	$1,193
Distribution contracts	27 Years	3,384	2,613	(890)	-	5,107
Customer relationships	6-11 Years	7,409	2,080	(3,694)	801	6,596
Non-compete covenant	5 Years	1,420	-	(1,344)	115	191
Total		$18,559	$4,693	$(11,270)	$1,105	$13,087

Indefinite-lived intangible assets:
Trademarks and tradename	-	6,316	762	-	413	7,491

Total		$24,875	$5,455	$(11,270)	$1,518	$20,578

We acquired approximately $5.5 million of intangible assets in a recent acquisition which are recorded in goodwill and intangibles, net in our consolidated balance sheet. See “Note 11— EMDSI Acquisition.”

		As of January 31, 2011
	Estimated Useful Life	Gross Carrying Value	Accumulated Amortization	Impairment	Currency Translation	Net
(Dollars in thousands)
Non-current amortizable intangible assets:
Engineering drawings	2.5-10 Years	$6,346	$(5,211)	$-	$189	$1,324
Distribution contracts	27 Years	3,384	(624)	-	-	2,760
Customer relationships	6-11 Years	7,409	(3,097)	-	635	4,947
Non-compete covenant	5 Years	1,420	(1,182)	-	105	343
Total		$18,559	$(10,114)	$-	$929	$9,374

Indefinite-lived intangible assets:
Trademarks	-	9,150	-	(2,834)	374	6,690

Total		$27,709	$(10,114)	$(2,834)	$1,303	$16,064

Amortization expense was $0.6 million and $1.2 million during the three and six months ended July 30, 2011, respectively, and $0.4 million and $0.8 million during the three and six months ended July 31, 2010, respectively.

The following table presents goodwill (relating entirely to the distribution segment) as of the dates indicated, as well as changes in the account during the period shown:

Amount
(Dollars in thousands)
Carrying amount as of January 31, 2011	$-
Goodwill acquired during the year	1,541
Carrying amount as of July 30, 2011	$1,541

See “Note 11— EMDSI Acquisition” for information on the goodwill acquired during Fiscal 2011.

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

A summary of activity for accrued warranty costs, recorded in other current liabilities on the consolidated balance sheets for the periods ended July 30, 2011 and July 31, 2010, was as follows:

	For the Three Months Ended		For the Six Months Ended
	July 30, 2011	July 31, 2010	July 30, 2011	July 31, 2010
(Dollars in thousands)
Accrued warranty costs at beginning of period	$8,856	$3,961	$9,110	$4,398
Payments for warranty obligations	(1,011)	(823)	(2,328)	(1,529)
Warranty accrual	1,673	1,621	2,736	1,890
Accrued warranty costs at end of period	$9,518	$4,759	$9,518	$4,759

Other current liabilities:  Included in other current liabilities were $8.1 million and $12.2 million of accrued job costs as of July 30, 2011 and January 31, 2011, respectively.  No other item comprises more than 5% of total current liabilities.

Note 7. Equity

We have 56,179,272 common units issued and outstanding, which consist of both Common Units and Common B Units.  Additionally, we have Common A Units, none of which are issued or outstanding.  These three classes of Units have the same economic rights. The voting and transfer rights of the three classes differ in that the Common Units are entitled to one vote per Common Unit and upon transfer shall remain designated as Common Units. The Common A Units are entitled to ten votes per Common A Unit and upon transfer will be designated as Common Units.  The Common B Units are entitled to ten votes per Common B Unit and upon transfer may be designated by the transferor as Common B Units, Common A Units or Common Units. The number of Common Units and Common B Units issued and outstanding as of July 30, 2011, was 27,747,927 and 28,431,345, respectively, and as of January 31, 2011, was 27,033,613 and 28,991,597, respectively.

Stewart & Stevenson LLC is a limited liability company, therefore, U.S. federal and certain state taxes are paid by the holders of our common units.  As a limited liability company, the common unit holders’ liability is limited to the capital invested in the Company.

Share-Based Compensation:  On September 5, 2007, our board of directors adopted the 2007 Incentive Compensation Plan (“Incentive Plan”). The Incentive Plan received the required approval of a majority of our unit holders and became effective on September 27, 2007.  In connection with the adoption and approval of the Incentive Plan, the compensation committee of the board, which has the responsibility to administer the Incentive Plan, made certain grants of restricted shares to our non-executive directors and certain members of our senior executive management. The grants to our four non-executive directors totaled 134,454 restricted shares vesting in five (5) 26,891 share tranches, with each such tranche vesting upon board service for a complete fiscal year. In addition, approximately 62,745 of the restricted shares granted to three former directors were earned as part of their service to us with the balance of their grants being forfeited. The executive grants total 33,613 restricted shares vesting in five (5) 6,723 share tranches, with each tranche vesting upon employment for a complete fiscal year.  In addition, approximately 11,204 of the restricted shares granted to a former executive were earned before his resignation from the Company with the balance being forfeited. The executive grants are subject to the achievement of net pre-tax income growth in the relevant fiscal year that exceeds the median net pre-tax income growth of a peer group of companies consisting of Schlumberger, Ltd., National Oilwell Varco, Inc., Weatherford International Ltd. and Cameron International Corp. and are subject to acceleration in the case of an executive’s death or disability. This performance condition was met for Fiscal 2010 and 6,723 shares vested; however, this performance condition was not met for Fiscal 2009 or Fiscal 2008 and those tranches were forfeited.  All grants are subject to (i) the completion of an initial public equity offering and (ii) accelerated vesting upon a change-in-control of the company. No expense has been recognized for these grants because the contingent condition has not occurred and, as of July 30, 2011, diluted earnings per common unit excluded the approximately 228,571 contingent unvested restricted shares related to these September 2007 grants.

Stewart & Stevenson LLC and Subsidiaries

Notes to Condensed Consolidated Financial Statements – continued

(Unaudited)

On May 31, 2011, upon the recommendation of our chairman, approval of our compensation committee and pursuant to the Amended and Restated 2007 Incentive Compensation Plan, our board authorized the grant to our Chief Executive Officer of 154,062 common units, which vested immediately, and 448,179 options to purchase common units, which vest in four (4) equal tranches upon the attainment of both service and performance measures.  The service measure is satisfied upon the fulfillment of a one-year service anniversary for each of the next four years from the date of grant, May 31, 2011, through May 31, 2015.  Each such tranche, however, remains subject to the attainment of a performance measure(s), as established by the compensation committee and approved by our board of directors, in respect of the fiscal year preceding the service anniversary date (e.g., May 31, 2012 service anniversary subject to meeting the performance measure for fiscal year ended January 31, 2012).  No measurement date has been established for tranches two through four as the performance measure(s) remains to be established.  We recognized non-cash, share-based compensation expense of approximately $1.8 million related to these items during the three months ended July 30, 2011.

On May 31, 2011, upon the recommendation of our chairman, approval of our compensation committee and pursuant to the Amended and Restated 2007 Incentive Compensation Plan, our board authorized the grant of 33,613 restricted shares to each of our three recently appointed non-executive directors, which vest in five (5) 6,723 share tranches with the first tranche vesting on May 31, 2011 and each of the next four tranches vesting upon board service for a complete fiscal year (with respect to Fiscal 2011 service through January 31, 2012 being deemed a complete fiscal year).  All of these grants are subject to (i) the completion of an initial public equity offering and (ii) accelerated vesting upon a change-in-control of the company, if an initial public equity offering has occurred.  No expense has been recognized for these grants because the contingent condition has not occurred and, as of July 30, 2011, diluted earnings per common unit excluded the approximately 100,839 contingent unvested restricted shares related to these May 2011 grants.

Note 8. Income Taxes

As a limited liability company, income is reported for federal and state income tax purposes (except for the Texas Margins tax and foreign taxes reported at the entity level) by our unit holders. During the three and six months ended July 30, 2011, we recognized tax expense of $0.6 million and $0.9 million, respectively, of Texas Margins tax. During the three and six months ended July 31, 2010, we recognized tax expense of $0.3 million and $0.6 million, respectively, of Texas Margins tax. During the three and six months ended July 30, 2011, we recognized tax expense of $0.1 million and tax benefit of $0.1 million, respectively, associated with foreign jurisdictions. During the three and six months ended July 31, 2010, we recognized tax expense of $0.2 million and $0.4 million, respectively, associated with foreign jurisdictions.

Generally, we make quarterly distributions to our unit holders to fund their tax obligations. During the six months ended July 30, 2011 and July 31, 2010, we made tax distributions of $4.2 million and $0.3 million, respectively, to our unit holders.

Note 9. Related Party Transactions

During the fourth quarter of Fiscal 2009, we received a $37.5 million equipment order from an affiliate of the Company’s shareholder. Revenue recognition from this order will be deferred until title to the equipment passes to a third party and all other revenue recognition criteria have been met. During the first quarter of Fiscal 2011, the final payment from this affiliate was received and the full $37.5 million has been collected in cash. Coincident with full payment and pursuant to the terms of the sales agreement with the affiliate, for legal and commercial purposes, the affiliate owns and maintains title and risk of loss for the equipment in this order. The cash payments received from and amounts invoiced to this affiliate pursuant to this order are recorded as a customer deposit in the consolidated balance sheet and amounted to $30.5 million and $31.2 million as of July 30, 2011 and January 31, 2011, respectively.  Included in inventories, net are $24.2 million and $29.5 million of costs related to this order, respectively, as of these same dates.  During the three months ended July 30, 2011, we purchased a portion of this equipment, and in so doing re-acquired title, from this affiliate and subsequently sold it to a third party and recognized revenue and cost of sales in the consolidated statements of operations. Included in other current liabilities as of July 30, 2011, is $7.4 million due to this affiliate for the equipment we purchased, which was paid in August 2011. The $7.4 million due to the affiliate includes an incremental $0.4 million over what the affiliate originally paid to us for this portion of the equipment and this incremental $0.4 million was recognized as cost of sales upon selling the equipment to the third party during the second quarter of Fiscal 2011. No other amounts have been recorded in the consolidated statements of operations for this order to date.

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

In August 2011, a $10.8 million judgment against the Company was entered in the 80th Judicial District Court of Harris County, Texas in the matter of Brady Foret v. Stewart & Stevenson, et al. Our insurer has defended, and is continuing to defend, the Company in this case and has indicated that the judgment will be appealed.  Our self-insurance retention for this matter is $1.0 million, which amount has been accrued in a prior year.  Any costs associated with the appeal and any payment required by an eventual final judgment will be covered by our insurance policies.   This matter is not expected to have a material adverse effect to our consolidated balance sheets, results of operations or cash flows.

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

Note 11. EMDSI Acquisition

On March 23, 2011, we acquired 100% of the stock of EMDSI-Hunt Power, L.L.C. (“EMDSI”) in an all cash transaction from ITOCHU Corporation of Japan (“ITOCHU”) for total consideration of approximately $25.7 million, subject to final closing adjustments. In July 2011, we paid an additional $0.1 million to ITOCHU as the final closing adjustment. The acquisition was funded from available cash and through borrowings under our revolving credit facility. EMDSI, which is based in Harvey, Louisiana, specializes in the marketing and distribution of medium speed diesel engines for marine propulsion, drilling and power generation applications and is a provider of aftermarket parts and service.  The results of operations of EMDSI are included in our consolidated results of operations as of the acquisition date.

Recording of Assets Acquired and Liabilities Assumed

The following summarizes our preliminary assessment of the fair values of the assets acquired and liabilities assumed at the acquisition date. We are in the process of reviewing third-party valuations of the fair values of inventories, property, plant and equipment, construction contract assets and liabilities, intangible assets, deferred revenue and goodwill.  The excess of the consideration transferred over the preliminary assessment of fair value amounts to $1.5 million and is recorded as goodwill (all to our Distribution segment). Goodwill represents the future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. The amounts below, which reflect our preliminary assessment of fair value as of the acquisition date, remain subject to change.

(Dollars in thousands)	Fair Values
Assets acquired:
Cash	$2,345
Accounts receivable	5,009
Inventories	11,016
Property, plant and equipment	5,019
Other assets	207
Intangible assets	5,455
Construction contract assets	941
Goodwill	1,541

Liabilities assumed:
Accounts payable	2,087
Notes payable	112
Accrued liabilities	812
Deferred revenue	1,222
Construction contract liabilities	1,455
Net assets acquired/Consideration transferred	$25,845

Inventories: A step-up adjustment of $1.5 million was recorded to present the inventories acquired at their fair value. This adjustment will be recorded into cost of sales as the underlying inventory is sold.

Property, plant and equipment: A step-up adjustment of $1.8 million was recorded to present the property, plant and equipment acquired at its fair value and will be depreciated over the next three to twenty-five years.

Construction contract assets and liabilities and deferred revenue:  We acquired construction contracts in process and deferred revenue from EMDSI that have been recorded at their fair value as of the acquisition date. These construction contract assets and liabilities, recorded in other current assets and liabilities, respectively, in our consolidated balance sheets, will be recognized as revenue, along with the remaining consideration to be received from these contracts, as each underlying contract is completed and delivered. The deferred revenue, recorded in customer deposits in our consolidated balance sheets, will be recognized as revenue when the underlying services are performed and completed.

Stewart & Stevenson LLC and Subsidiaries

Notes to Condensed Consolidated Financial Statements – continued

(Unaudited)

Intangible assets:  We identified intangible assets acquired in the EMDSI acquisition, including a distribution contract, customer relationships for equipment packages and parts and service and the EMDSI tradename. The EMDSI tradename is considered an indefinite-lived intangible asset, which will not be amortized, but will be subject to an annual impairment test. The following table summarizes the fair values recorded for the identified intangible assets and their estimated useful lives:

(Dollars in thousands)	Fair Values	Useful Lives
Distribution contract	$2,613	7 years
Customer relationships - equipment packages	468	6 years
Customer relationships - parts and service	1,612	5 years
Tradename	762	Indefinite
Total identified intangible assets	$5,455

The fair values for the construction contract assets and liabilities, deferred revenue, intangible assets and, consequently, goodwill, have changed from our preliminary assessment of fair value as of April 30, 2011 based upon our current preliminary assessment of fair value as of July 30, 2011. The impact of these changes did not have a material impact to the consolidated statements of operations for either the three months ended April 30, 2011 or the three months ended July 30, 2011.

Pro Forma Impact of EMDSI Acquisition

The unaudited pro forma condensed combined statement of operations for the three and six months ended July 30, 2011 and July 31, 2010 gives effect to the March 23, 2011 consummation of the EMDSI acquisition as if the transaction occurred on February 1, 2011 and 2010, respectively. The unaudited pro forma information is presented for illustration purposes only and is not necessarily indicative of the results of operations which would actually have been reported had the combination been in effect during these periods, or for which we might expect to report in the future.

	Three Months Ended		Six Months Ended
	July 30, 2011	July 31, 2010	July 30, 2011	July 31, 2010
(Dollars and units in thousands)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Sales	$313,445	$213,224	$591,819	$379,452

Net earnings (loss)	$17,958	$6,255	$31,747	$(44)

Weighted average units outstanding:
Basic	56,128	56,025	56,077	56,025
Diluted	56,128	56,025	56,077	56,025

Earnings (loss) per common unit:
Basic	$0.32	$0.11	$0.57	$(0.00)
Diluted	$0.32	$0.11	$0.57	$(0.00)

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

•                  the ability of our principal stockholder to exercise control of our affairs through his beneficial ownership of a majority of our common equity, including all of our Class B common stock; and

•                  the other factors described under “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended January 31, 2011, which is accessible on the Securities and Exchange Commission’s website at www.sec.gov.

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

Our wide range of products covers hydraulic fracturing, well stimulation, workover, intervention and drilling operations. These products include pumping, acidizing, coiled tubing, cementing and nitrogen units; drilling and workover rigs; power generation systems; and electrical support and distribution systems, as well as engines, transmissions and material handling equipment. We have a substantial installed base of products, which provides us with significant opportunities for recurring, higher-margin aftermarket parts and service revenues from customers in the oil and gas, power generation and various other industries. In addition, we provide rental equipment to our customers, including generator sets, air compressors, rail car movers and material handling equipment.

Business drivers and measures

Revenue factors

Oil and gas industry capital expenditures. Sales of our equipment are significantly driven by the capital spending programs of our customers. Growing worldwide demand for energy has resulted in significantly increased capital expenditures by oil and gas producers in recent years. We believe that we are well positioned for the rapid growth in the development of unconventional oil and gas resources, particularly in North America, which require utilization of technologically advanced well stimulation equipment of the nature that we provide. Although commodity price fluctuations may impact the level of oil and gas exploration activity in the long term, we believe the capital spending programs of our customers at this time continue to be strong. A decrease in the capital spending programs of our customers would adversely impact our equipment sales and, to a lesser extent, our aftermarket parts and service and rental sales. Approximately 80.0% and 81.9% of our revenues in the three and six months ended July 30, 2011, respectively, and 77.1% and 78.5% of our revenues in the three and six months ended July 31, 2010, respectively, came from customers in the oil and gas industry.

Non-oil and gas industries. We believe that many of the non-oil and gas industries we serve, particularly the commercial vehicle and material handling industries, provide us with opportunities to continue to grow our business.

Aftermarket parts and service demand. In addition, we provide aftermarket parts and service and rent equipment to customers in the oil and gas, power generation, marine, mining, construction, commercial vehicle and material handling industries. These sales generated approximately 31.9% and 33.1% of our revenues during the three and six months ended July 30, 2011, respectively, and 38.1% and 41.0% during the three and six months ended July 31, 2010, respectively. We provide aftermarket parts and service for equipment manufactured by approximately 100 manufacturers, including products manufactured by us and our key OEMs, and our aftermarket business provides us with a recurring revenue stream. Our rental revenue includes generators, compressors and material handling equipment.

Backlog. Among the metrics we track to monitor demand in our business is equipment order backlog. We define backlog as unfilled equipment orders that consist of written purchase orders or signed contracts accompanied, if required by our credit policies, by credit support (typically down payments or letters of credit). As of July 30, 2011, our equipment order backlog was $419.7 million, compared to $298.7 million as of July 31, 2010.

Backlog of $419.7 million as of July 30, 2011 included a $30.5 million equipment order received in Fiscal 2009 from an affiliate of our shareholder. Revenue recognition from this order will be deferred until title to the related product passes to a third party and all other revenue recognition criteria have been met. A deposit in the amount of $30.5 million is recorded as a customer deposit in our consolidated balance sheet. Included in inventories, net is $24.2 million in costs related to this order.

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

Presentation of historical financial information

Our fiscal year begins on February 1 of the stated year and ends on January 31 of the following year. For example, Fiscal 2011 began on February 1, 2011 and will end on January 31, 2012. We report results on the fiscal quarter method, with each quarter comprising approximately 13 weeks.  The second quarter of Fiscal 2011 began on May 1, 2011 and ended on July 30, 2011.

Operation as an LLC

We conduct our operations through Stewart & Stevenson LLC, a limited liability company, and, as a result, U.S. federal and certain state income taxes were paid by the holders of our equity interests. Therefore, no U.S. federal income tax expense is recorded in our statement of operations. The amounts shown under ‘‘income taxes’’ in our consolidated financial statements reflect income tax expense associated with foreign jurisdictions and certain state taxes.

New Accounting Pronouncement

On February 1, 2011, we adopted an update to existing guidance on revenue recognition for arrangements with multiple deliverables. This update allows companies to allocate consideration for qualified separate deliverables using estimated selling price for both delivered and undelivered items when vendor-specific objective evidence or third-party evidence is unavailable.  Additional disclosures are required that discuss the nature of multiple element arrangements, the types of deliverables under the arrangements, the general timing of their delivery, and significant factors and estimates used to determine estimated selling prices. The adoption of this update did not have a material impact on our consolidated financial statements.

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

Comparison of Results of Operations—Three Months Ended July 30, 2011 and July 31, 2010

Sales - For the three months ended July 30, 2011, our sales were $313.4 million, an increase of $107.3 million, or 52.1%, compared to the same period of Fiscal 2010 sales of $206.1 million.  The increase in sales impacted both operating segments and was primarily attributable to an overall increase in equipment sales from the oil and gas industry, primarily for our well stimulation equipment. Parts and service sales decreases in our manufacturing segment were offset by parts and service sales increases in our distribution segment. Increased sales of transmissions, prime movers, engines and power generation equipment were primarily responsible for the increase in equipment sales in the distribution segment. Sales for the second quarter of Fiscal 2011 include the impact of the EMDSI acquisition, reported in our distribution segment, which amounted to approximately $3.3 million.

A breakdown of sales for the periods is as follows:

	For the Three Months Ended		Change
	July 30, 2011	July 31, 2010	$	%
(Dollars in thousands)
Manufacturing segment
Equipment	$132,472	$78,592	$53,880	68.6%
Parts and service	4,261	4,668	(407)	-8.7%
Total manufacturing sales	$136,733	$83,260	$53,473	64.2%

Distribution segment
Equipment	$80,257	$49,097	$31,160	63.5%
Parts and service	87,994	68,226	19,768	29.0%
Rentals	8,461	5,549	2,912	52.5%
Total distribution sales	$176,712	$122,872	$53,840	43.8%

Total sales	$313,445	$206,132	$107,313	52.1%

Operating profit (loss)
Manufacturing	$25,315	$11,058	14,257	128.9%
Distribution	13,540	10,471	3,069	29.3%
Corporate and shared services	(15,343)	(8,708)	(6,635)	-76.2%
Total operating profit	$23,512	$12,821	$10,691	83.4%

Operating profit percentage
Manufacturing	18.5%	13.3%
Distribution	7.7%	8.5%
Consolidated	7.5%	6.2%

Manufacturing segment sales increased by 64.2%, or $53.5 million, for the three months ended July 30, 2011 compared to the same period in Fiscal 2010, of which $53.9 million was related to equipment sales and $0.4 million was related to a decrease in parts and service sales. Equipment sales increased in all product lines with well stimulation equipment continuing to generate the largest portion of the increase, though rig sales also increased significantly during the second quarter. A breakdown of manufacturing segment equipment sales by product line is as follows:

	For the Three Months Ended		Change
	July 30, 2011	July 31, 2010	$	%
(Dollars in thousands)
Manufacturing equipment sales
Well stimulation	$109,923	$74,104	$35,819	48.3%
Rigs	12,202	3,759	8,443	224.6%
Seismic products	4,711	332	4,379
Electric products	3,877	163	3,714
Power generation	1,731	213	1,518	712.7%
Other	28	21	7	33.3%
Total equipment sales	$132,472	$78,592	$53,880	68.6%

Distribution segment sales increased by $53.8 million to $176.7 million for the three months ended July 30, 2011, compared to $122.9 million during the same period of Fiscal 2010. The increase in distribution segment sales was due to increased equipment sales of $31.1 million, parts and service sales of $19.8 million and rentals sales of $2.9 million. The increase in transmissions, prime movers and engine sales was primarily due to higher sales volumes for oilfield equipment. Distribution segment equipment sales increased due to the following changes in our distribution segment products:

	For the Three Months Ended		Change
	July 30, 2011	July 31, 2010	$	%
(Dollars in thousands)
Distribution equipment sales
Transmissions	$22,230	$9,561	$12,669	132.5%
Prime movers	15,942	6,669	9,273	139.0%
Engines	13,838	8,234	5,604	68.1%
Power generation	12,884	12,992	(108)	-0.8%
Material handling	8,133	5,720	2,413	42.2%
Rail car movers	4,303	2,838	1,465	51.6%
Other	2,927	3,083	(156)	-5.1%
Total equipment sales	$80,257	$49,097	$31,160	63.5%

Gross profit – Our gross profit was $59.8 million for the three months ended July 30, 2011 compared to $37.0 million for the same period in Fiscal 2010, reflecting an increase in gross profit margin from 18.0% to 19.1%.  Our gross profit margin increased by 1.1 points due to higher sales volumes and product mix. The manufacturing segment gross profit margin increased from 18.1% to 22.3%, an increase of 4.2 points. This increase was due in large part to higher sales volumes and product mix, with a significant portion of this increase attributable to well stimulation equipment sales. The distribution segment gross profit margin decreased from 17.9% to 16.6%, a decrease of 1.3 points due to changes in our product mix.

Selling and administrative expenses – Selling and administrative expenses increased by $11.9 million to $36.5 million for the three months ended July 30, 2011, primarily as a result of increases in salaries and wages due to the restoration of previous pay cuts in August 2010, a company-wide pay increase effective at the start of Fiscal 2011 of approximately 4.0%, increased headcount, expensing of costs relating to our proposed initial public offering ($2.5 million), share-based compensation expense ($1.8 million), travel and as a result of the inclusion of operations of EMDSI for a full quarter, all of which amounted to approximately $10.0 million. The remaining increase is attributable to and reflective of the overall increase in our business activity. As a percentage of sales, selling and administrative expenses decreased to 11.6% from 11.9% for the three months ended July 30, 2011, as compared to the same period in Fiscal 2010.

Other (income) expense, net – Other income decreased $0.3 million for the three months ended July 30, 2011 compared to the same period in Fiscal 2010. Other income is primarily the result of foreign currency transaction gains related to our foreign subsidiaries.

Operating profit – Our operating profit increased to $23.5 million, or 7.5% of sales, during the three months ended July 30, 2011 from $12.8 million, or 6.2% of sales, in the same period of Fiscal 2010, primarily as the result of higher sales volumes and higher overall gross profit margins.

Interest expense, net - Interest expense, net for the three months ended July 30, 2011 decreased by $0.1 million over the same period in Fiscal 2010 mainly as a result of lower borrowings outstanding on and interest rates for our revolving credit facility.

Segment data

In our prior reports filed with the SEC through the third quarter of Fiscal 2010, we presented four segments: equipment, aftermarket parts and service, rental and corporate. In our Fiscal 2010 Annual Report on Form 10-K, we revised our segments to the following three segments: manufacturing, distribution and corporate and shared services. Information relating to Fiscal 2010 included herein and in the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report has been recast to reflect our new segment presentation.

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

Segment Results Comparison – Three Months Ended July 30, 2011 and July 31, 2010

Manufacturing

Operating profit generated by our manufacturing segment increased to $25.3 million, or 18.5% of sales, for the three months ended July 30, 2011, from $11.1 million, or 13.3% of sales, for the same period of Fiscal 2010. The $14.2 million increase in operating profit was attributable to increases of $11.9 million in sales volume, $3.5 million in higher average gross profit margins and $0.2 million in other income. These improvements were partially offset by an increase in selling and administrative expenses of $1.4 million primarily related to higher salaries and wages due to the restoration of previous pay cuts in August 2010, a company-wide pay increase effective at the start of Fiscal 2011 of approximately 4.0%, increased headcount and new product development expenses.

Our manufacturing backlog as of July 30, 2011 was $279.7 million, as compared to $234.1 million as of July 31, 2010, an increase of 19.5%. Backlog of $279.7 million as of July 30, 2011 included a $30.5 million equipment order received in Fiscal 2009 from an affiliate of our shareholder. Revenue recognition from this order will be deferred until title to the product passes to a third party and all other revenue recognition criteria have been met. Cash payments received pursuant to this order are recorded as customer deposits in the consolidated balance sheet and amounted to $30.5 million as of July 30, 2011. Included in inventories, net is $24.2 million of costs related to this order.

Distribution

Operating profit generated by the distribution segment increased to $13.5 million during the three months ended July 30, 2011 from $10.5 million during the same period in Fiscal 2010, representing a decrease in operating profit percentage from 8.5% to 7.7%. The $3.0 million increase in operating profit was attributable to increases of $8.9 million in sales volume, partially offset by decreases of $1.6 million in average gross profit margins and increases of $4.0 million in selling and administrative expenses and $0.3 million in other expense. The increase in selling and administrative expenses was due to higher salaries and wages due to the restoration of previous pay cuts in August 2010, a company-wide pay increase effective at the start of Fiscal 2011 of approximately 4.0%, increased headcount and increases relating to the inclusion of the operations of EMDSI, including depreciation and amortization.

Our distribution backlog as of July 30, 2011 was $140.0 million, as compared to $64.6 million on July 31, 2010, an increase of 116.7%.

Corporate and shared services

Corporate and shared services expenses increased to $15.3 million during the three months ended July 30, 2011 compared to $8.7 million during the same period of Fiscal 2010, primarily as a result of higher salaries and wages due to the restoration of previous pay cuts in August 2010, a company-wide pay increase effective at the start of Fiscal 2011 of approximately 4.0%, increased headcount, expensing of costs relating to our proposed initial public offering ($2.5 million), share-based compensation expense ($1.8 million) and travel during the three months ended July 30, 2011. Corporate and shared services expenses increased from 4.2% to 4.9% as a percentage of sales.

Comparison of Results of Operations—Six Months Ended July 30, 2011 and July 31, 2010

Sales - For the six months ended July 30, 2011, our sales were $584.8 million, an increase of $216.7 million, or 58.9%, compared to the same period of Fiscal 2010 sales of $368.1 million.  The increase in sales impacted both operating segments and was primarily attributable to an overall increase in equipment sales from the oil and gas industry, primarily for our well stimulation equipment. Parts and service sales increased in both segments. Increases in transmissions, prime movers, power generation and engine sales were primarily responsible for the increase in equipment sales in the distribution segment. Sales for the Fiscal 2011 period included the impact of the EMDSI acquisition, reported in our distribution segment, from March 23, 2011 through July 30, 2011 and amounted to approximately $4.8 million.

A breakdown of sales for the periods is as follows:

	For the Six Months Ended		Change
	July 30, 2011	July 31, 2010	$	%
(Dollars in thousands)
Manufacturing segment
Equipment	$238,480	$132,153	$106,327	80.5%
Parts and service	10,748	9,405	1,343	14.3%
Total manufacturing sales	$249,228	$141,558	$107,670	76.1%

Distribution segment
Equipment	$152,196	$85,158	$67,038	78.7%
Parts and service	168,733	131,270	37,463	28.5%
Rentals	14,655	10,082	4,573	45.4%
Total distribution sales	$335,584	$226,510	$109,074	48.2%

Total sales	$584,812	$368,068	$216,744	58.9%

Operating profit (loss)
Manufacturing	$45,071	$16,546	28,525	172.4%
Distribution	23,799	14,050	9,749	69.4%
Corporate and shared services	(26,547)	(17,017)	(9,530)	-56.0%
Total operating profit	$42,323	$13,579	$28,744	211.7%

Operating profit percentage
Manufacturing	18.1%	11.7%
Distribution	7.1%	6.2%
Consolidated	7.2%	3.7%

Manufacturing segment sales increased by 76.1%, or $107.7 million, for the six months ended July 30, 2011 compared to the same period in Fiscal 2010, of which $106.3 million was related to equipment sales and $1.4 million was related to an increase in parts and service sales. The increase in equipment sales was primarily attributable to higher sales volumes for well stimulation equipment, rigs, seismic products and electric products, which was partially offset by lower sales volumes of power generation equipment (associated with deepwater drilling rig build cycles) as follows:

	For the Six Months Ended		Change
	July 30, 2011	July 31, 2010	$	%
(Dollars in thousands)
Manufacturing equipment sales
Well stimulation	$201,970	$101,445	$100,525	99.1%
Rigs	17,601	10,058	7,543	75.0%
Seismic products	8,899	372	8,527
Electric products	5,824	2,667	3,157	118.4%
Power generation	4,156	16,862	(12,706)	-75.4%
Other	30	749	(719)	-96.0%
Total equipment sales	$238,480	$132,153	$106,327	80.5%

Distribution segment sales increased by $109.1 million to $335.6 million for the six months ended July 30, 2011, compared to $226.5 million during the same period of Fiscal 2010. The increase in distribution segment sales was due to increased equipment sales of $67.0 million, parts and service sales of $37.5 million and rental sales of $4.6 million. The increase in transmissions, prime movers and engine sales was primarily due to higher sales volumes for oilfield equipment. Power generation equipment sales increased in large part due to sales for back-up power to data centers. Equipment sales of our distribution segment increased due to the following changes in our distribution segment products:

	For the Six Months Ended		Change
	July 30, 2011	July 31, 2010	$	%
(Dollars in thousands)
Distribution equipment sales
Transmissions	$36,467	$17,411	$19,056	109.4%
Prime movers	34,237	12,642	21,595	170.8%
Power generation	27,680	19,185	8,495	44.3%
Engines	23,468	14,597	8,871	60.8%
Material handling	16,950	11,594	5,356	46.2%
Rail car movers	8,420	4,861	3,559	73.2%
Other	4,974	4,868	106	2.2%
Total equipment sales	$152,196	$85,158	$67,038	78.7%

Gross profit – Our gross profit was $110.4 million for the six months ended July 30, 2011 compared to $62.7 million for the same period in Fiscal 2010, reflecting an increase in gross profit margin from 17.0% to 18.9%.  Our gross profit margin increased by 1.9 points due to higher sales volumes and product mix. The manufacturing segment gross profit margin increased from 17.4% to 22.3%, an increase of 4.9 points. This increase was due in large part to higher sales volumes and product mix, with a significant portion of this increase attributable to well stimulation equipment sales. The distribution segment gross profit margin decreased from 16.8% to 16.3%, a decrease of 0.5 points due to changes in our product mix.

Selling and administrative expenses – Selling and administrative expenses increased by $18.3 million to $67.8 million for the six months ended July 30, 2011, primarily as a result of increases in salaries and wages due to the restoration of previous pay cuts in August 2010, a company-wide pay increase effective at the start of Fiscal 2011 of approximately 4.0%, increased headcount, a one-time bonus to our new Chief Executive Officer, expensing of costs relating to our proposed initial public offering ($2.5 million), share-based compensation expense ($1.8 million), new product development expenses, travel and as a result of the operations of EMDSI, all of which amounted to approximately $16.0 million. The remaining increase is attributable to and reflective of the overall increase in our business activity. As a percentage of sales, selling and administrative expenses decreased to 11.6% from 13.4% for the six months ended July 30, 2011, as compared to the same period in Fiscal 2010.

Other (income) expense, net – Other expense increased by $0.6 million to other expense of $0.3 million from other income of $0.3 million for the six months ended July 30, 2011 compared to the same period in Fiscal 2010, primarily as the result of foreign currency transaction losses related to our foreign subsidiaries.

Operating profit – Our operating profit increased to $42.3 million, or 7.2% of sales, during the six months ended July 30, 2011 from $13.6 million, or 3.7% of sales, in the same period of Fiscal 2010, primarily as the result of higher sales volumes and higher overall gross profit margins.

Interest expense, net - Interest expense, net for the six months ended July 30, 2011 decreased by $0.2 million over the same period in Fiscal 2010 mainly as a result of lower borrowings outstanding on and interest rates for our revolving credit facility.

Segment Results Comparison – Six Months Ended July 30, 2011 and July 31, 2010

Manufacturing

Operating profit generated by our manufacturing segment increased to $45.1 million, or 18.1% of sales, for the six months ended July 30, 2011, from $16.5 million, or 11.7% of sales, for the same period of Fiscal 2010. The $28.6 million increase in operating profit was attributable to increases of $24.0 million in sales volume and $7.0 million in increases due to higher average gross profit margins, and a decrease of $0.4 million in other expense. These improvements were partially offset by an increase in selling and administrative expenses of $2.8 million primarily related to higher salaries and wages due to the restoration of previous pay cuts in August 2010, a company-wide pay increase effective at the start of Fiscal 2011 of approximately 4.0%, increased headcount and new product development expenses.

Our manufacturing backlog as of July 30, 2011 was $279.7 million, as compared to $234.1 million as of July 31, 2010, an increase of 19.5%. Backlog of $279.7 million as of July 30, 2011 included a $30.5 million equipment order received in Fiscal 2009 from an affiliate of our shareholder. Revenue recognition from this order will be deferred until title to the product passes to a third party and all other revenue recognition criteria have been met. Cash payments received pursuant to this order are recorded as customer deposits in the consolidated balance sheet and amounted to $30.5 million as of July 30, 2011. Included in inventories, net is $24.2 million of costs related to this order.

Distribution

Operating profit generated by the distribution segment increased to $23.8 million during the six months ended July 30, 2011 from $14.1 million during the same period in Fiscal 2010, representing an increase in operating profit percentage from 6.2% to 7.1%. The $9.7 million increase in operating profit was attributable to increases of $17.8 million in sales volume, partially offset by a decrease of $1.2 million in average gross profit margins and increases of $6.4 million in selling and administrative expenses and $0.5 million in other expense. The increase in selling and administrative expenses was due to higher salaries and wages due to the restoration of previous pay cuts in August 2010, a company-wide pay increase effective at the start of Fiscal 2011 of approximately 4.0%, increased headcount and increases relating to the inclusion of the operations of EMDSI, including depreciation and amortization.

Our distribution backlog as of July 30, 2011 was $140.0 million, as compared to $64.6 million on July 31, 2010, an increase of 116.7%.

Corporate and shared services

Corporate and shared services expenses increased to $26.5 million during the six months ended July 30, 2011 compared to $17.0 million during the same period of Fiscal 2010, primarily as a result of higher salaries and wages due to the restoration of previous pay cuts in August 2010, a company-wide pay increase effective at the start of Fiscal 2011 of approximately 4.0%, increased headcount, a one-time bonus to our new Chief Executive Officer, expensing of costs relating to our proposed initial public offering ($2.5 million), share-based compensation expense ($1.8 million) and travel during the six months ended July 30, 2011. Corporate and shared services expenses as a percentage of sales decreased to 4.5% from 4.6%.

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

Cash flows

	For the Six Months Ended
	July 30, 2011	July 31, 2010
(Dollars in thousands)
Net cash provided by operating activities	$56,123	$36,600
Net cash used in investing activities	(48,328)	(9,680)
Net cash used in financing activities	(7,609)	(16,029)

As of July 30, 2011, our cash and cash equivalent balance was $9.6 million. The level of cash and cash equivalents is impacted by the timing of cash receipts, disbursements and borrowings and payments under our revolving credit facility.

Net cash flow provided by operating activities for the six months ended July 30, 2011 increased by $19.5 million compared to the same period in Fiscal 2010. This increase in the Fiscal 2011period was largely attributable to greater earnings. This source of increased cash flow, along with customer deposits and accounts payable, in large part funded the build-up in inventory during the six months ended July 30, 2011, which is reflective of the overall increase in business activity for our company.

Net cash used in investing activities increased by $38.6 million for the six months ended July 30, 2011 compared to the same period in Fiscal 2010. This increase was due to increases in capital expenditures and additions to rental equipment as well as the acquisition on March 23, 2011 of EMDSI. See “Note 11— Acquisition.”

Net cash used in financing activities decreased by $8.4 million for six months ended July 30, 2011 compared to the same period in Fiscal 2010 and primarily relates to lower payments in Fiscal 2011 under our revolving credit facility due to lower outstanding balances, increased payments for our short-term notes payable and increased distributions to our unit holders for tax obligations due to increases in net earnings for Fiscal 2011.

Current Resources

We have an asset-based revolving credit facility in the amount of $250.0 million with a $25.0 million sub-facility to be used by our Canadian subsidiary. The $250.0 million revolving credit facility, which matures in February 2012, is secured by substantially all accounts receivable, inventory and property, plant and equipment and provides for borrowings at LIBOR, plus a margin ranging from 1.25% to 2.00% per annum, based on our leverage ratios, as specified in the credit agreement. Based on the outstanding borrowings, letters of credit issued and the terms of the asset-based revolving credit facility, our available borrowing capacity was approximately $169.1 million at July 30, 2011.

Our revolving credit facility matures in February 2012 and, therefore, is presented as current portion of long-term debt in our consolidated balance sheet as of July 30, 2011. We are in the process of negotiating a long-term extension of our revolving credit facility and, while we expect to be able to complete this extension, there is no assurance that we will be able to do so, or, if we are able to extend our revolving credit facility, whether it will be on substantially similar terms and conditions as are currently in effect.

Borrowings under our revolving credit facility and our senior notes were as follows:

	As of
	July 30, 2011	January 31, 2011
(In thousands)
Revolving credit facility	$32,598	$35,181
Unsecured senior notes	150,000	150,000
Total	$182,598	$185,181

The revolving credit facility and the senior notes contain financial and operating covenants with which we must comply during the terms of the agreements.  These covenants include the maintenance of certain financial ratios, restrictions related to the incurrence of certain indebtedness and investments, and prohibition of the creation of certain liens.  We were in compliance with all covenants as of July 30, 2011.  The financial covenant for the revolving credit facility requires that we maintain a fixed charge coverage ratio, as defined in the agreement, of at least 1.1 to 1.0; however, this covenant does not take effect until our available borrowing capacity is $30.0 million or less.  The financial covenant for the senior notes indenture requires that, were we to incur additional indebtedness (subject to various exceptions set forth in the indenture), after giving effect to the incurrence of such additional indebtedness, we have a consolidated coverage ratio, as defined in the indenture, of at least 2.5 to 1.0.

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

We currently believe that our total estimated capital expenditures for Fiscal 2011 will be approximately $36.0 million, with up to $25.0 million to be used for additions to our rental fleet.

Item 3.  Quantitative and Qualitative Disclosures Regarding Market Risk

Foreign Exchange Risk

Our international subsidiaries in Colombia and Venezuela transact most of their business in their respective local currencies, while our Canadian subsidiary conducts its business in both Canadian and U.S. dollars. Revenues generated by our Canadian, Colombian and Venezuelan subsidiaries comprised 5.5%, 3.6% and 0.2%, respectively, of our total revenue during the six months ended July 30, 2011. Our results of operations were not significantly impacted by changes in currency exchange rates.

A 10% depreciation of the Canadian dollar with respect to the U.S. dollar would have caused our Canadian subsidiary’s assets and sales as of and for the six months ended July 30, 2011 to decrease in U.S. dollar terms by approximately $3.0 million and $3.1 million, respectively. A 10% depreciation of the Colombian peso with respect to the U.S. dollar would have caused our Colombian subsidiary’s assets and sales as of and for the six months ended July 30, 2011 to decrease in U.S. dollar terms by approximately $2.4 million and $1.9 million, respectively.

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

At January 31, 2011, we evaluated the rate at which we remeasure our Venezuelan subsidiary and concluded that based on the continued slow-down of the Venezuelan economy and resultant constraints presently impacting the banking environment and associated limitations therein, that the SITME rate of 5.30 Bolivars per U.S. dollar was a more appropriate remeasurement rate. The result of this change in remeasurement rate did not have a material impact to our financial statements. During the six months ended July 30, 2011 and July 31, 2010, the SITME rate and official rate did not fluctuate significantly. As a result, the effect of remeasuring our Venezuelan subsidiary was insignificant.

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

Changes in Internal Control over Financial Reporting

Management, including our CEO and CFO, evaluated the changes in our internal control over financial reporting during the quarter ended July 30, 2011. We determined that there were no changes in our internal control over financial reporting during the quarter ended July 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In August 2011, a $10.8 million judgment against the Company was entered in the 80th Judicial District Court of Harris County, Texas in the matter of Brady Foret v. Stewart & Stevenson, et al. Our insurer has defended, and is continuing to defend, the Company in this case and has indicated that the judgment will be appealed.  Our self-insurance retention for this matter is $1.0 million, which amount has been accrued in a prior year.  Any costs associated with the appeal and any payment required by an eventual final judgment will be covered by our insurance policies.   This matter is not expected to have a material adverse effect to our consolidated balance sheets, results of operations or cash flows.

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

Item 2.  Unregistered Sale of Equity Securities and Use of Proceeds

On May 31, 2011, our board authorized the grant to our Chief Executive Officer of 154,062 common units, which vested immediately, and 448,179 options to purchase common units, which vest subject to the attainment of both service and performance measures. The issuance of these securities is exempt from registration under the Securities Act pursuant to Rule 701 thereunder.

Item 3.  Defaults Upon Senior Securities

Not applicable.

Item 4.  [Removed and Reserved]

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

*101

The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 30, 2011, formatted in Extensible Business Reporting Language (XBRL), include: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) related notes (furnished herewith).

*XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934 and otherwise is not subject to liability under these sections.

SIGNATURES

The Company has duly caused this Quarterly Report to be signed on its behalf by the undersigned thereto duly authorized.

STEWART & STEVENSON LLC

By:	/S/ STEVE FULGHAM
Steve Fulgham
Chief Executive Officer

By:	/S/ JOHN B. SIMMONS
John B. Simmons
Chief Financial Officer

September 12, 2011