Form 10-Q
period 2011-10-29
Stewart & Stevenson LLC
filed 2011-12-13
CIK 1381455

United States Securities and Exchange Commission

Washington, D.C.  20549

FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 29, 2011

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ____________ to ______________

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

There is no market for the registrant’s equity.  As of December 8, 2011, there were 56,179,272 common units outstanding.

* The registrant is currently not required to file reports, including this report, pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 but is voluntarily filing this report with the Securities and Exchange Commission.

STEWART & STEVENSON LLC AND SUBSIDIARIES

PART I.  Financial Information

Item 1.  Financial Statements

Stewart & Stevenson LLC and Subsidiaries

Condensed Consolidated Balance Sheets

	As of
	October 29, 2011	January 31, 2011
(Dollars in thousands)	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$10,190	$9,168
Restricted cash	5,000	5,000
Accounts receivable, net	121,760	85,236
Recoverable costs and accrued profits not yet billed	48,454	78,934
Inventories, net	396,290	285,909
Other current assets	7,181	7,186
Total current assets	588,875	471,433

Property, plant and equipment, net	97,813	75,077
Goodwill and intangibles, net	23,560	16,064
Deferred financing costs and other assets	3,504	5,029
Total assets	$713,752	$567,603

Liabilities and shareholders’ equity
Current liabilities:
Bank notes payable	$8,810	$7,401
Current portion of long-term debt	56,796	40
Accounts payable	125,264	81,198
Accrued payrolls and incentives	20,998	15,913
Billings in excess of incurred costs	2,743	4,285
Customer deposits	99,342	80,346
Other current liabilities	45,607	43,979
Total current liabilities	359,560	233,162

Long-term debt, net of current portion	150,000	185,181
Other long-term liabilities	34	226
Total liabilities	509,594	418,569

Commitments and contingencies

Shareholders’ equity:
Common units, 56,179,272 and 56,025,210 issued and outstanding as of October 29, 2011 and January 31, 2011, respectively	76,093	74,113
Accumulated other comprehensive income	5,177	5,092
Retained earnings	122,888	69,829
Total shareholders’ equity	204,158	149,034
Total liabilities and shareholders’ equity	$713,752	$567,603

See accompanying Notes to Condensed Consolidated Financial Statements

Stewart & Stevenson LLC and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	October 29, 2011	October 30, 2010	October 29, 2011	October 30, 2010
(Dollars and units in thousands)

Sales	$351,333	$228,502	$936,145	$596,570
Cost of sales	279,568	185,783	753,997	491,127
Gross profit	71,765	42,719	182,148	105,443

Selling and administrative expenses	33,990	27,744	101,773	77,224
Other (income) expense, net	154	(526)	431	(861)
Operating profit	37,621	15,501	79,944	29,080

Interest expense, net	4,994	5,079	14,694	14,963
Earnings before income taxes	32,627	10,422	65,250	14,117

Income tax expense	945	495	1,763	1,496
Net earnings	$31,682	$9,927	$63,487	$12,621

Weighted average units outstanding:
Basic	56,179	56,025	56,112	56,025
Diluted	56,179	56,025	56,112	56,025

Net earnings per common unit:
Basic	$0.56	$0.18	$1.13	$0.23
Diluted	$0.56	$0.18	$1.13	$0.23

See accompanying Notes to Condensed Consolidated Financial Statements

Stewart & Stevenson LLC and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended
(Dollars in thousands)	October 29, 2011	October 30, 2010

Operating activities
Net earnings	$63,487	$12,621
Adjustments to reconcile net earnings to net cash provided by operating activities:
Amortization of deferred financing costs	1,228	1,259
Depreciation and amortization	13,779	12,755
Share-based compensation expense	1,980	-
Non-cash foreign exchange (gains) losses	(291)	184
Change in operating assets and liabilities net of the effect of acquisitions:
Accounts receivable, net	(31,275)	(8,400)
Recoverable costs and accrued profits not yet billed	30,499	(30,616)
Inventories, net	(98,385)	(21,493)
Accounts payable	41,898	11,402
Accrued payrolls and incentives	4,643	1,694
Billings in excess of incurred costs	(1,598)	13,114
Customer deposits	16,860	32,780
Other current assets and liabilities	(1,520)	11,932
Other, net	1,230	(90)
Net cash provided by operating activities	42,535	37,142

Investing activities
Capital expenditures	(6,271)	(1,293)
Additions to rental equipment	(23,987)	(10,246)
Acquisitions, net of cash acquired	(23,500)	-
Proceeds from the sale of property, plant and equipment, net	-	24
Increase in restricted cash	-	(2,000)
Net cash used in investing activities	(53,758)	(13,515)

Financing activities
Change in short-term notes payable	1,208	(275)
Change in revolving loans	21,566	(20,803)
Distributions to shareholders for tax obligations	(10,428)	(253)
Net cash provided by (used in) financing activities	12,346	(21,331)

Effect of exchange rate on cash	(101)	(34)

Increase in cash and cash equivalents	1,022	2,262
Cash and cash equivalents, beginning of fiscal period	9,168	3,321
Cash and cash equivalents, end of fiscal period	$10,190	$5,583

Cash paid for:
Interest	$9,310	$9,981
Income taxes	$2,175	$1,870

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

Note 2. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with Rule 10-01 of Regulation S-X for interim financial statements and do not include all information and footnotes required by United States (“U.S.”) generally accepted accounting principles (“GAAP”) for complete financial statements.  However, the information furnished herein reflects all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented.  The results of operations for the three and nine months ended October 29, 2011 are not necessarily indicative of the results that will be realized for the fiscal year ending January 31, 2012. These condensed consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K and the notes thereto for the year ended January 31, 2011.

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

Fiscal Year: Our fiscal year begins on February 1 of the year stated and ends on January 31 of the following year.  For example, our “Fiscal 2011” began on February 1, 2011 and will end on January 31, 2012.  We report results on the fiscal quarter method with each quarter comprising approximately 13 weeks. The third quarter of Fiscal 2011 began on July 31, 2011 and ended on October 29, 2011.

Consolidation:  The consolidated financial statements include the accounts of Stewart & Stevenson LLC and all enterprises in which we have a controlling interest. All intercompany accounts and transactions have been eliminated. We do not have any variable-interest entities.

Reclassifications:    Certain reclassifications have been made in the prior year consolidated financial statements to conform to the current period presentation. In our prior reports filed with the SEC through the third quarter of Fiscal 2010, we presented four segments: equipment, aftermarket parts and service, rental and corporate. In our Fiscal 2010 Annual Report on Form 10-K, we revised our segments to the following three segments: manufacturing, distribution and corporate and shared services. Information relating to the three and nine months ended October 30, 2010 included in the unaudited condensed consolidated financial statements herein and elsewhere in this Quarterly Report has been recast to reflect our new segment presentation. See “Note 4— Segment Data.”

Stewart & Stevenson LLC and Subsidiaries

Notes to Condensed Consolidated Financial Statements – continued

(Unaudited)

Reverse Stock Split: As of May 31, 2011, we effected a reverse common unit split in the ratio of 1:1.785. All common units and per common unit calculations have been recast to include the impact of this reverse common unit split.

New Accounting Pronouncements:  On February 1, 2011, we adopted an update to existing guidance on revenue recognition for arrangements with multiple deliverables. This update allows companies to allocate consideration for qualified separate deliverables using estimated selling price for both delivered and undelivered items when vendor-specific objective evidence or third-party evidence is unavailable. Additional disclosures are required that discuss the nature of multiple element arrangements, the types of deliverables under the arrangements, the general timing of their delivery, and significant factors and estimates used to determine estimated selling prices. The adoption of this update did not have a material impact on our consolidated financial statements.

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-05, “Presentation of Comprehensive Income” which requires that all nonowner changes in equity be presented in a single continuous statement of comprehensive income or in two separate but consecutive statements.  This accounting update is effective for interim and annual periods beginning after December 15, 2011 and is to be applied retrospectively.  We plan to adopt this accounting update effective February 1, 2012 and do not expect its adoption to have a material impact on our consolidated financial statements.

In September 2011, the FASB issued ASU No. 2011-08, “Intangibles-Goodwill and Other.”  This accounting update provides companies with the option to make a qualitative evaluation about the likelihood of goodwill impairment.  A company will be required to perform the two-step impairment test only if it concludes that the fair value of a reporting unit is more likely than not (i.e., more than 50% likelihood) less than its carrying value.  This accounting update is effective for goodwill impairment tests performed in interim and annual periods for fiscal years beginning after December 15, 2011, with early adoption permitted.  We are currently evaluating whether to early adopt this accounting update and assessing its impact, but do not expect its adoption to have a material impact on our consolidated financial statements.

Note 3. Comprehensive Income

Total comprehensive income was as follows:

	For the Three Months Ended		For the Nine Months Ended
	October 29, 2011	October 30, 2010	October 29, 2011	October 30, 2010
(Dollars in thousands)

Net earnings	$31,682	$9,927	$63,487	$12,621
Currency translation (loss) gain	(1,182)	562	85	2,974
Comprehensive income	$30,500	$10,489	$63,572	$15,595

Translation adjustments resulting from changes in exchange rates are reported in other comprehensive income.  As of October 29, 2011 and October 30, 2010, the entire accumulated other comprehensive income balance consisted of currency translation adjustments. Foreign currency transaction exchange (gains) losses are recorded in other (income) expense, net in the consolidated statements of operations and were $0.1 million and $0.4 million during the three and nine months ended October 29, 2011, respectively, and less than $0.1 million in both the three and nine months ended October 30, 2010.

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

Stewart & Stevenson LLC and Subsidiaries

Notes to Condensed Consolidated Financial Statements – continued

(Unaudited)

Intra-segment revenues and costs are eliminated, and operating profit (loss) represents earnings (loss) before interest and income taxes. Operating results by segment were as follows:

	For the Three Months Ended		For the Nine Months Ended
	October 29, 2011	October 30, 2010	October 29, 2011	October 30, 2010
(Dollars in thousands)
Sales
Manufacturing segment
Equipment	$150,490	$84,154	$388,970	$216,307
Parts and service	6,560	5,949	17,308	15,354
Total manufacturing sales	$157,050	$90,103	$406,278	$231,661

Distribution segment
Equipment	$95,817	$56,097	$248,013	$141,255
Parts and service	88,483	75,114	257,216	206,384
Rentals	9,983	7,188	24,638	17,270
Total distribution sales	$194,283	$138,399	$529,867	$364,909

Total sales	$351,333	$228,502	$936,145	$596,570

Operating profit (loss)
Manufacturing	$31,592	$14,315	$76,663	$30,861
Distribution	18,179	12,137	41,978	26,187
Corporate and shared services	(12,150)	(10,951)	(38,697)	(27,968)
Total operating profit	$37,621	$15,501	$79,944	$29,080

Operating profit percentage
Manufacturing	20.1%	15.9%	18.9%	13.3%
Distribution	9.4%	8.8%	7.9%	7.2%
Consolidated	10.7%	6.8%	8.5%	4.9%

Note 5. Long-Term Debt

	As of
	October 29, 2011	January 31, 2011
(Dollars in thousands)
Other debt	$8,814	$7,441
Revolving credit facility	56,792	35,181
Unsecured senior notes	150,000	150,000
Total	215,606	192,622
Less: current portion of debt	(65,606)	(7,441)
Long-term debt, net of current portion	$150,000	$185,181

Other debt: Other debt includes certain secured loans relating to our South American operations, a floor plan financing agreement and certain equipment loans.  The restricted cash on our balance sheet relates to collateral securing a portion of this debt.

Stewart & Stevenson LLC and Subsidiaries

Notes to Condensed Consolidated Financial Statements – continued

(Unaudited)

Revolving Credit Facility: The revolving credit facility is a $250.0 million asset-based facility, which matures in February 2012, and is secured by substantially all accounts receivable, inventory and property, plant and equipment and provides for borrowings at LIBOR plus a margin ranging from 1.25% to 2.00% per annum, based on our leverage ratios, as specified in the credit agreement.  The revolving credit facility has a $25.0 million sub-facility to be used by our Canadian subsidiary.  As of October 29, 2011, borrowings under the facility bear interest at a weighted average interest rate of LIBOR plus 1.5%, or 2.06%.  A commitment fee of 0.30% to 0.375% per annum, based on our leverage ratios, is payable on all unused portions of the revolving credit facility.  Interest payments are due monthly, or as LIBOR contracts expire.  The revolving credit facility also has a $30.0 million sub-facility which may be used for letters of credit. The credit agreement limits available borrowings to certain percentages of our assets. As of October 29, 2011, there were $23.9 million of letters of credit outstanding.  Based on the outstanding borrowings, letters of credit issued and the terms of the asset-based revolving credit facility, our available borrowing capacity was approximately $144.3 million at October 29, 2011.

Our revolving credit facility matures in February 2012 and, therefore, is classified as current portion of long-term debt in our consolidated balance sheet as of October 29, 2011.  We are in the process of negotiating a long-term extension of our revolving credit facility and, while we expect to be able to complete this extension, there is no assurance that we will be able to do so, or, if we are able to extend our revolving credit facility, whether it will be on substantially similar terms and conditions as are currently in effect.

Unsecured Senior Notes: The $150.0 million of unsecured senior notes bear interest at 10% per annum and mature in July 2014.

The revolving credit facility and the senior notes contain financial and operating covenants with which we must comply during the terms of the agreements.  These covenants include the maintenance of certain financial ratios, restrictions related to the incurrence of certain indebtedness and investments, and prohibition of the creation of certain liens. We were in compliance with all covenants as of October 29, 2011. The financial covenant for the revolving credit facility requires that we maintain a fixed charge coverage ratio, as defined in the agreement, of at least 1.1 to 1.0; however, this covenant does not take effect until our available borrowing capacity is $30.0 million or less.  The financial covenant for the senior notes requires that, were we to incur additional indebtedness (subject to various exceptions set forth in the indenture), after giving effect to the incurrence of such additional indebtedness, we have a consolidated coverage ratio, as defined in the indenture, of at least 2.5 to 1.0.

We incurred and capitalized legal and financing costs associated with establishing the revolving credit facility and the issuance of the senior notes.  These deferred financing costs are being amortized over the terms of the credit facility and senior notes of five years and eight years, respectively, as a component of interest expense, net in the consolidated statements of operations.  As of October 29, 2011, $2.7 million of unamortized deferred financing costs were included in the balance sheet.

The estimated fair value of our senior notes is based on unadjusted quoted market prices from an active market (Level 1 inputs). At October 29, 2011, our senior notes with a carrying value of $150.0 million had a fair value of $150.4 million.

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

Stewart & Stevenson LLC and Subsidiaries

Notes to Condensed Consolidated Financial Statements – continued

(Unaudited)

Condensed Consolidating Balance Sheets

	As of October 29, 2011
	(Unaudited)
	Guarantor Entities	Non-Guarantor Entities	Eliminations	Consolidated Totals
(Dollars in thousands)
Current assets	$524,966	$63,909	$-	$588,875
Property, plant and equipment, net	95,290	2,523	-	97,813
Other assets	15,492	4,171	7,401	27,064
Total assets	$635,748	$70,603	$7,401	$713,752

Current liabilities	$322,474	$37,086	$-	$359,560
Intercompany (receivables) payables	(40,884)	40,884	-	-
Long-term liabilities	150,000	34	-	150,034
Shareholders’ equity (deficit)	204,158	(7,401)	7,401	204,158
Total liabilities and shareholders’ equity	$635,748	$70,603	$7,401	$713,752

	As of January 31, 2011
	Guarantor Entities	Non-Guarantor Entities	Eliminations	Consolidated Totals

Current assets	$414,311	$57,122	$-	$471,433
Property, plant and equipment, net	72,246	2,831	-	75,077
Other assets	881	4,827	15,385	21,093
Total assets	$487,438	$64,780	$15,385	$567,603

Current liabilities	$200,693	$32,469	$-	$233,162
Intercompany (receivables) payables	(47,606)	47,606	-	-
Long-term liabilities	185,317	90	-	185,407
Shareholders’ equity (deficit)	149,034	(15,385)	15,385	149,034
Total liabilities and shareholders’ equity	$487,438	$64,780	$15,385	$567,603

Stewart & Stevenson LLC and Subsidiaries

Notes to Condensed Consolidated Financial Statements – continued

(Unaudited)

Condensed Consolidating Statements of Operations

(Unaudited)

	For the Three Months Ended October 29, 2011
	Guarantor Entities	Non-Guarantor Entities	Eliminations	Consolidated Totals

(Dollars in thousands)
Sales	$312,995	$38,338	$-	$351,333
Cost of sales	249,756	29,812	-	279,568
Gross profit	63,239	8,526	-	71,765

Selling and administrative expenses	29,920	4,070	-	33,990
Equity in earnings of subsidiaries	(3,293)	-	3,293	-
Other expense, net	146	8	-	154
Operating profit	36,466	4,448	(3,293)	37,621

Interest expense, net	4,183	811	-	4,994
Earnings before income taxes	32,283	3,637	(3,293)	32,627
Income tax expense	601	344	-	945
Net earnings	$31,682	$3,293	$(3,293)	$31,682

	For the Three Months Ended October 30, 2010
	Guarantor Entities	Non-Guarantor Entities	Eliminations	Consolidated Totals

Sales	$204,936	$23,566	$-	$228,502
Cost of sales	166,224	19,559	-	185,783
Gross profit	38,712	4,007	-	42,719

Selling and administrative expenses	24,510	3,234	-	27,744
Equity in loss of subsidiaries	152	-	(152)	-
Other (income) expense, net	(599)	73	-	(526)
Operating profit	14,649	700	152	15,501

Interest expense, net	4,339	740	-	5,079
Earnings (loss) before income taxes	10,310	(40)	152	10,422
Income tax expense	383	112	-	495
Net earnings (loss)	$9,927	$(152)	$152	$9,927

Stewart & Stevenson LLC and Subsidiaries

Notes to Condensed Consolidated Financial Statements – continued

(Unaudited)

Condensed Consolidating Statements of Operations

(Unaudited)

	For the Nine Months Ended October 29, 2011
	Guarantor Entities	Non-Guarantor Entities	Eliminations	Consolidated Totals
(Dollars in thousands)
Sales	$837,227	$98,918	$-	$936,145
Cost of sales	677,705	76,292	-	753,997
Gross profit	159,522	22,626	-	182,148

Selling and administrative expenses	90,152	11,621	-	101,773
Equity in earnings of subsidiaries	(7,899)	-	7,899	-
Other (income) expense, net	(79)	510	-	431
Operating profit	77,348	10,495	(7,899)	79,944

Interest expense, net	12,335	2,359	-	14,694
Earnings before income taxes	65,013	8,136	(7,899)	65,250
Income tax expense	1,526	237	-	1,763
Net earnings	$63,487	$7,899	$(7,899)	$63,487

	For the Nine Months Ended October 30, 2010
	Guarantor Entities	Non-Guarantor Entities	Eliminations	Consolidated Totals

Sales	$535,655	$60,915	$-	$596,570
Cost of sales	439,016	52,111	-	491,127
Gross profit	96,639	8,804	-	105,443

Selling and administrative expenses	67,722	9,502	-	77,224
Equity in loss of subsidiaries	3,775	-	(3,775)	-
Other (income) expense, net	(1,230)	369	-	(861)
Operating profit (loss)	26,372	(1,067)	3,775	29,080

Interest expense, net	12,772	2,191	-	14,963
Earnings (loss) before income taxes	13,600	(3,258)	3,775	14,117
Income tax expense	979	517	-	1,496
Net earnings (loss)	$12,621	$(3,775)	$3,775	$12,621

Stewart & Stevenson LLC and Subsidiaries

Notes to Condensed Consolidated Financial Statements – continued

(Unaudited)

Condensed Consolidating Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended October 29, 2011
	Guarantor Entities	Non-Guarantor Entities	Eliminations	Consolidated Totals
(Dollars in thousands)
Net cash provided by (used in):
Operating activities
Net earnings	$63,487	$7,899	$(7,899)	$63,487
Equity in earnings of subsidiaries	(7,899)	-	7,899	-
Other adjustments	(24,369)	3,417	-	(20,952)
Operating activities	31,219	11,316	-	42,535
Investing activities	(53,318)	(440)	-	(53,758)
Financing activities	20,463	(8,117)	-	12,346
Effect of exchange rate on cash	-	(101)	-	(101)
Net (decrease) increase in cash	(1,636)	2,658	-	1,022
Cash at the beginning of the period	2,273	6,895	-	9,168
Cash at the end of the period	$637	$9,553	$-	$10,190

	For the Nine Months Ended October 30, 2010
	Guarantor Entities	Non-Guarantor Entities	Eliminations	Consolidated Totals

Net cash provided by (used in):
Operating activities
Net earnings (loss)	$12,621	$(3,775)	$3,775	$12,621
Equity in loss of subsidiaries	3,775	-	(3,775)	-
Other adjustments	18,878	5,643	-	24,521
Operating activities	35,274	1,868	-	37,142
Investing activities	(13,186)	(329)	-	(13,515)
Financing activities	(20,980)	(351)	-	(21,331)
Effect of exchange rate on cash	-	(34)	-	(34)
Net increase in cash	1,108	1,154	-	2,262
Cash at the beginning of the period	248	3,073	-	3,321
Cash at the end of the period	$1,356	$4,227	$-	$5,583

Note 6. Significant Balance Sheet Accounts

Allowance for Doubtful Accounts:  Activity in the allowance for doubtful accounts was as follows:

	For the Three Months Ended		For the Nine Months Ended
	October 29, 2011	October 30, 2010	October 29, 2011	October 30, 2010
(Dollars in thousands)
Allowance for doubtful accounts at beginning of period	$2,740	$4,161	$2,707	$4,919
(Reductions) additions to reserves	(14)	(300)	504	(632)
Writeoffs against allowance for doubtful accounts	(80)	(965)	(599)	(1,454)
Collections of previously reserved items	19	82	53	145
Allowance for doubtful accounts at end of period	$2,665	$2,978	$2,665	$2,978

Stewart & Stevenson LLC and Subsidiaries

Notes to Condensed Consolidated Financial Statements – continued

(Unaudited)

Inventories, net:  Summarized below are the components of inventories:

	As of
	October 29, 2011	January 31, 2011
(Dollars in thousands)
Inventory purchased under distributor agreements	$154,556	$107,872
Raw materials and spare parts	118,053	79,231
Work in process	120,566	97,501
Finished goods	3,115	1,305
Total inventories, net	$396,290	$285,909

Raw materials and spare parts include OEM equipment and components used in the manufacturing segment. Included in work in process are seven drilling rigs that are substantially complete and ready for customer orders. Finished goods include manufactured equipment that is essentially complete. The inventory balances above are net of inventory valuation allowances totaling $33.9 million and $30.4 million as of October 29, 2011 and January 31, 2011, respectively.

Property, Plant and Equipment, net:  Components of property, plant and equipment, net, were as follows:

	As of
	October 29, 2011	January 31, 2011
(Dollars in thousands)
Machinery and equipment	$33,449	$29,852
Buildings and leasehold improvements	31,820	27,918
Rental equipment	89,165	67,067
Computer hardware and software	5,451	4,701
Accumulated depreciation	(72,634)	(62,220)
Net depreciable assets	$87,251	$67,318
Construction in progress	2,393	696
Land	8,169	7,063
Property, plant and equipment, net	$97,813	$75,077

Depreciation expense was $4.3 million and $12.0 million during the three and nine months ended October 29, 2011, respectively, and $4.0 million and $11.6 million during the three and nine months ended October 30, 2010, respectively.

Stewart & Stevenson LLC and Subsidiaries

Notes to Condensed Consolidated Financial Statements – continued

(Unaudited)

Intangible Assets and Goodwill: Amounts allocated to intangible assets are amortized in a manner over which the expected benefits of those assets are realized pursuant to their estimated useful lives.  Intangible asset values include the following:

		As of October 29, 2011
	Estimated Useful Life	Gross Carrying Value	EMDSI Acquisition	Accumulated Amortization	Currency Translation	Net
(Dollars in thousands)
Non-current amortizable intangible assets:
Engineering drawings	2.5-10 Years	$6,346	$-	$(5,408)	$189	$1,127
Distribution contracts	27 Years	3,384	2,613	(1,063)	-	4,934
Customer relationships	6-11 Years	7,409	2,080	(3,984)	627	6,132
Non-compete covenant	5 Years	1,420	-	(1,402)	89	107
Total		$18,559	$4,693	$(11,857)	$905	$12,300

Indefinite-lived intangible assets:
Trademarks and tradename	-	6,316	762	-	381	7,459

Total		$24,875	$5,455	$(11,857)	$1,286	$19,759

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

Amortization expense was $0.6 million and $1.8 million during the three and nine months ended October 29, 2011, respectively, and $0.3 million and $1.1 million during the three and nine months ended October 30, 2010, respectively.

Stewart & Stevenson LLC and Subsidiaries

Notes to Condensed Consolidated Financial Statements – continued

(Unaudited)

The following table presents goodwill (relating entirely to the distribution segment) as of the dates indicated, as well as changes in the account during the period shown:

Amount
(Dollars in thousands)
Carrying amount as of January 31, 2011	$-
Goodwill acquired during the year	3,801
Carrying amount as of October 29, 2011	$3,801

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

A summary of activity for accrued warranty costs, recorded in other current liabilities on the consolidated balance sheets for the periods ended October 29, 2011 and October 30, 2010, was as follows:

	For the Three Months Ended		For the Nine Months Ended
	October 29, 2011	October 30, 2010	October 29, 2011	October 30, 2010
(Dollars in thousands)
Accrued warranty costs at beginning of period	$9,518	$4,759	$9,110	$4,398
Payments for warranty obligations	(1,010)	(1,214)	(3,338)	(2,743)
Warranty accrual	1,862	2,700	4,598	4,590
Accrued warranty costs at end of period	$10,370	$6,245	$10,370	$6,245

Other current liabilities:  Included in other current liabilities were $3.3 million and $12.2 million of accrued job costs as of October 29, 2011 and January 31, 2011, respectively.  No other item comprises more than 5% of total current liabilities.

Note 7. Equity

We have 56,179,272 common units issued and outstanding, which consist of both Common Units and Common B Units.  Additionally, we have Common A Units, none of which are issued or outstanding.  These three classes of Units have the same economic rights. The voting and transfer rights of the three classes differ in that the Common Units are entitled to one vote per Common Unit and upon transfer shall remain designated as Common Units. The Common A Units are entitled to ten votes per Common A Unit and upon transfer will be designated as Common Units.  The Common B Units are entitled to ten votes per Common B Unit and upon transfer may be designated by the transferor as Common B Units, Common A Units or Common Units. The number of Common Units and Common B Units issued and outstanding as of October 29, 2011, was 27,747,927 and 28,431,345, respectively, and as of January 31, 2011, was 27,033,613 and 28,991,597, respectively.

Stewart & Stevenson LLC and Subsidiaries

Notes to Condensed Consolidated Financial Statements – continued

(Unaudited)

Stewart & Stevenson LLC is a limited liability company, therefore, U.S. federal and certain state taxes are paid by the holders of our common units.  As a limited liability company, the common unit holders’ liability is limited to the capital invested in the Company.

Share-Based Compensation:  On September 5, 2007, our board of directors adopted the 2007 Incentive Compensation Plan (“Incentive Plan”). The Incentive Plan received the required approval of a majority of our unit holders and became effective on September 27, 2007.  In connection with the adoption and approval of the Incentive Plan, the compensation committee of the board, which has the responsibility to administer the Incentive Plan, made certain grants of restricted shares to our non-executive directors and certain members of our senior executive management. The grants to our four non-executive directors totaled 134,454 restricted shares vesting in five (5) 26,891 share tranches, with each such tranche vesting upon board service for a complete fiscal year. In addition, approximately 62,745 of the restricted shares granted to three former directors were earned as part of their service to us with the balance of their grants being forfeited. The executive grants total 33,613 restricted shares vesting in five (5) 6,723 share tranches, with each tranche vesting upon employment for a complete fiscal year.  In addition, approximately 11,204 of the restricted shares granted to a former executive were earned before his resignation from the Company with the balance being forfeited. The executive grants are subject to the achievement of net pre-tax income growth in the relevant fiscal year that exceeds the median net pre-tax income growth of a peer group of companies consisting of Schlumberger, Ltd., National Oilwell Varco, Inc., Weatherford International Ltd. and Cameron International Corp. and are subject to acceleration in the case of an executive’s death or disability. This performance condition was met for Fiscal 2010 and 6,723 shares vested; however, this performance condition was not met for Fiscal 2009 or Fiscal 2008 and those tranches were forfeited.  All grants are subject to (i) the completion of an initial public equity offering and (ii) accelerated vesting upon a change-in-control of the company. No expense has been recognized for these grants because the contingent condition has not occurred and, as of October 29, 2011, diluted earnings per common unit excluded the approximately 228,571 contingent unvested restricted shares related to these September 2007 grants.

On May 31, 2011, upon the recommendation of our chairman, approval of our compensation committee and pursuant to the Amended and Restated 2007 Incentive Compensation Plan, our board authorized the grant to our Chief Executive Officer of 154,062 common units, which vested immediately, and 448,179 options to purchase common units, which vest in four (4) equal tranches upon the attainment of both service and performance measures.  The service measure is satisfied upon the fulfillment of a one-year service anniversary for each of the next four years from the date of grant, May 31, 2011, through May 31, 2015.  Each such tranche, however, remains subject to the attainment of a performance measure(s), as established by the compensation committee and approved by our board of directors, in respect of the fiscal year preceding the service anniversary date (e.g., May 31, 2012 service anniversary subject to meeting the performance measure for fiscal year ended January 31, 2012).  No measurement date has been established for tranches two through four as the performance measure(s) remains to be established.  We recognized non-cash, share-based compensation expense of approximately $0.2 million and $2.0 million related to these items during the three and nine months ended October 29, 2011, respectively.

On May 31, 2011, upon the recommendation of our chairman, approval of our compensation committee and pursuant to the Amended and Restated 2007 Incentive Compensation Plan, our board authorized the grant of 33,613 restricted shares to each of our three recently appointed non-executive directors, which vest in five (5) 6,723 share tranches with the first tranche vesting on May 31, 2011 and each of the next four tranches vesting upon board service for a complete fiscal year (with respect to Fiscal 2011 service through January 31, 2012 being deemed a complete fiscal year).  All of these grants are subject to (i) the completion of an initial public equity offering and (ii) accelerated vesting upon a change-in-control of the company, if an initial public equity offering has occurred.  No expense has been recognized for these grants because the contingent condition has not occurred and, as of October 29, 2011, diluted earnings per common unit excluded the approximately 100,839 contingent unvested restricted shares related to these May 2011 grants.

 Stewart & Stevenson LLC and Subsidiaries

Notes to Condensed Consolidated Financial Statements – continued

(Unaudited)

Note 8. Income Taxes

As a limited liability company, income is reported for federal and state income tax purposes (except for the Texas Margins tax and foreign taxes reported at the entity level) by our unit holders. During the three and nine months ended October 29, 2011, we recognized tax expense of $0.6 million and $1.5 million, respectively, of Texas Margins tax. During the three and nine months ended October 30, 2010, we recognized tax expense of $0.4 million and $1.0 million, respectively, of Texas Margins tax. During the three and nine months ended October 29, 2011, we recognized tax expense of $0.3 million and $0.2 million, respectively, associated with foreign jurisdictions. During the three and nine months ended October 30, 2010, we recognized tax expense of $0.1 million and $0.5 million, respectively, associated with foreign jurisdictions.

Generally, we make quarterly distributions to our unit holders to fund their tax obligations. During the nine months ended October 29, 2011 and October 30, 2010, we made tax distributions of $10.4 million and $0.3 million, respectively, to our unit holders.

Note 9. Related Party Transactions

During the fourth quarter of Fiscal 2009, we received a $37.5 million equipment order from an affiliate of the Company’s shareholder. Revenue recognition from this order is deferred until title to the equipment passes to a third party and all other revenue recognition criteria have been met. During the first quarter of Fiscal 2011, the final payment from this affiliate was received and the full $37.5 million has been collected in cash. Coincident with full payment and pursuant to the terms of the sales agreement with the affiliate, for legal and commercial purposes, the affiliate owns and maintains title and risk of loss for the equipment in this order. The cash payments received from and amounts invoiced to this affiliate pursuant to this order are recorded as a customer deposit in the consolidated balance sheet and amounted to $30.5 million and $31.2 million as of October 29, 2011 and January 31, 2011, respectively.  Included in inventories, net are $24.2 million and $29.5 million of costs related to this order, respectively, as of these same dates.  During the three months ended July 30, 2011, we purchased a portion of this equipment, and in so doing reacquired title, from this affiliate and subsequently sold it to a third party and recognized revenue and cost of sales in the consolidated statements of operations. We reacquired this portion of the equipment for $7.4 million, which includes an incremental $0.4 million over what the affiliate originally paid us for this portion of the equipment and this incremental $0.4 million was recognized as cost of sales upon selling the equipment to the third party during the second quarter of Fiscal 2011. No other amounts have been recorded in the consolidated statements of operations for this order to date.

Note 10. Litigation and Contingencies

During Fiscal 2009, the State of Texas began conducting a sales and use tax audit of one of the Company’s subsidiaries for Fiscal 2006, 2007 and 2008. The audit period was subsequently expanded to include Fiscal 2009. In the second quarter of Fiscal 2009, we completed a preliminary analysis and recorded our then best estimate of probable loss as a charge to selling and administrative expenses and other current liabilities in our consolidated financial statements. As the audit process and periods have evolved, we have continued to update this analysis and have recorded adjustments to the accrual reflecting our best estimate of probable loss. During the third quarter of Fiscal 2011, the State of Texas and the Company’s subsidiary resolved and settled the audit in full for these fiscal years.  The resolution and settlement of the audit was for an amount that approximated the Company’s accrual and did not impact the Company’s results of operations for the third quarter of Fiscal 2011.

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

Recording of Assets Acquired and Liabilities Assumed

The following summarizes our preliminary assessment of the fair values of the assets acquired and liabilities assumed at the acquisition date. We are in the process of reviewing third-party valuations of the fair values of inventories, property, plant and equipment, construction contract assets and liabilities, intangible assets, deferred revenue and goodwill.  The excess of the consideration transferred over the preliminary assessment of fair value amounts to $3.8 million and is recorded as goodwill (all to our distribution segment). Goodwill represents the future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. The amounts below, which reflect our preliminary assessment of fair value as of the acquisition date, remain subject to change.

Stewart & Stevenson LLC and Subsidiaries

Notes to Condensed Consolidated Financial Statements – continued

(Unaudited)

Fair Values
(Dollars in thousands)
Assets acquired:
Cash	$2,345
Accounts receivable	5,009
Inventories	10,782
Property, plant and equipment	5,019
Other assets	207
Intangible assets	5,455
Construction contract assets	941
Goodwill	3,801

Liabilities assumed:
Accounts payable	2,087
Notes payable	112
Accrued liabilities	812
Customer deposits	2,053
Deferred revenue	1,195
Construction contract liabilities	1,455
Net assets acquired/Consideration transferred	$25,845

Inventories: A step-up adjustment of $1.5 million was recorded to present the inventories acquired at their fair value. This adjustment is recorded into cost of sales as the underlying inventory is sold.

Property, plant and equipment: A step-up adjustment of $1.8 million was recorded to present the property, plant and equipment acquired at its fair value and will be depreciated over the next three to twenty-five years.

Construction contract assets and liabilities and deferred revenue:  We acquired construction contracts in process, customer deposits and deferred revenue from EMDSI that have been recorded at their fair value as of the acquisition date. The construction contract assets and liabilities, recorded in other current assets and liabilities, respectively, in our consolidated balance sheets, and customer deposits will be recognized as revenue, along with the remaining consideration to be received from these contracts, as each underlying contract is completed and delivered. The deferred revenue, recorded in customer deposits in our consolidated balance sheets, will be recognized as revenue when the underlying services are performed and completed.

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

	Fair Values	Useful Lives
(Dollars in thousands)
Distribution contract	$2,613	7 years
Customer relationships - equipment packages	468	6 years
Customer relationships - parts and service	1,612	5 years
Tradename	762	Indefinite

Total identified intangible assets	$5,455

The fair values for inventories, construction contract assets and liabilities, customer deposits, deferred revenue, intangible assets and, consequently, goodwill, changed from our preliminary assessment of fair value as of April 30, 2011 based upon our preliminary assessment of fair value as of October 29, 2011. The impact of these changes did not have a material impact to the consolidated statements of operations for either the three months ended April 30, 2011, July 30, 2011 or October 29, 2011.

Pro Forma Impact of EMDSI Acquisition

The unaudited pro forma condensed combined statement of operations for the three and nine months ended October 29, 2011 and October 30, 2010 gives effect to the March 23, 2011 consummation of the EMDSI acquisition as if the transaction occurred on February 1, 2011 and 2010, respectively. The unaudited pro forma information is presented for illustration purposes only and is not necessarily indicative of the results of operations which would actually have been reported had the combination been in effect during these periods, or for which we might expect to report in the future.

	Three Months Ended		Nine Months Ended
	October 29, 2011	October 30, 2010	October 29, 2011	October 30, 2010
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
(Dollars and units in thousands)
Sales	$351,333	$237,954	$943,152	$617,406

Net earnings	$31,682	$10,987	$63,425	$11,146

Weighted average units outstanding:
Basic	56,179	56,025	56,112	56,025
Diluted	56,179	56,025	56,112	56,025

Net earnings per common unit:
Basic	$0.56	$0.20	$1.13	$0.20
Diluted	$0.56	$0.20	$1.13	$0.20

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

Business drivers and measures

Revenue factors

Oil and gas industry capital expenditures. Sales of our equipment are significantly driven by the capital spending programs of our customers. Growing worldwide demand for energy has resulted in significantly increased capital expenditures by oil and gas producers in recent years. We believe that we are well positioned for the rapid growth in the development of unconventional oil and gas resources, particularly in North America, which require utilization of technologically advanced well stimulation equipment of the nature that we provide. Although commodity price fluctuations may impact the level of oil and gas exploration activity in the long term, we believe the capital spending programs of our customers at this time continue to be strong. A decrease in the capital spending programs of our customers would adversely impact our equipment sales and, to a lesser extent, our aftermarket parts and service and rental sales. Approximately 81.6% and 80.5% of our revenues in the three and nine months ended October 29, 2011, respectively, and 76.8% and 77.0% of our revenues in the three and nine months ended October 30, 2010, respectively, came from customers in the oil and gas industry.

Non-oil and gas industries. We believe that many of the non-oil and gas industries we serve, particularly the commercial vehicle and material handling industries, provide us with opportunities to continue to grow our business.

Aftermarket parts and service demand. In addition, we provide aftermarket parts and service and rent equipment to customers in the oil and gas, power generation, marine, mining, construction, commercial vehicle and material handling industries. These sales generated approximately 29.8% and 31.9% of our revenues during the three and nine months ended October 29, 2011, respectively, and 38.6% and 40.1% during the three and nine months ended October 30, 2010, respectively. We provide aftermarket parts and service for equipment manufactured by approximately 100 manufacturers, including products manufactured by us and our key OEMs, and our aftermarket business provides us with a recurring revenue stream. Our rental revenue includes generators, compressors and material handling equipment.

Backlog. Among the metrics we track to monitor demand in our business is equipment order backlog. We define backlog as unfilled equipment orders that consist of written purchase orders or signed contracts accompanied, if required by our credit policies, by credit support (typically down payments or letters of credit). As of October 29, 2011, our equipment order backlog was $452.6 million, compared to $339.7 million as of October 30, 2010.

Backlog of $452.6 million as of October 29, 2011 included a $30.5 million equipment order received in Fiscal 2009 from an affiliate of our shareholder. Revenue recognition from this order is deferred until title to the related product passes to a third party and all other revenue recognition criteria have been met. A deposit in the amount of $30.5 million is recorded as a customer deposit in our consolidated balance sheet. Included in inventories, net is $24.2 million in costs related to this order.

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

Labor market constraints. Although we have the benefit of a highly trained and experienced workforce, we believe that attracting and retaining high quality and experienced personnel is a significant challenge in the current competitive environment, particularly in oil and gas related activities. Accordingly, we place particular emphasis on career development programs that seek to improve the retention of employees, including senior and middle management.

Presentation of historical financial information

Our fiscal year begins on February 1 of the stated year and ends on January 31 of the following year. For example, Fiscal 2011 began on February 1, 2011 and will end on January 31, 2012. We report results on the fiscal quarter method, with each quarter comprising approximately 13 weeks.  The third quarter of Fiscal 2011 began on July 31, 2011 and ended on October 29, 2011.

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

New accounting pronouncements

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

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-05, “Presentation of Comprehensive Income” which requires that all nonowner changes in equity be presented in a single continuous statement of comprehensive income or in two separate but consecutive statements.  This accounting update is effective for interim and annual periods beginning after December 15, 2011 and is to be applied retrospectively.  We plan to adopt this accounting update effective February 1, 2012 and do not expect its adoption to have a material impact on our consolidated financial statements.

In September 2011, the FASB issued ASU No. 2011-08, “Intangibles-Goodwill and Other.”  This accounting update provides companies with the option to make a qualitative evaluation about the likelihood of goodwill impairment.  A company will be required to perform the two-step impairment test only if it concludes that the fair value of a reporting unit is more likely than not (i.e., more than 50% likelihood) less than its carrying value.  This accounting update is effective for goodwill impairment tests performed in interim and annual periods for fiscal years beginning after December 15, 2011, with early adoption permitted.  We are currently evaluating whether to early adopt this accounting update and assessing its impact, but do not expect its adoption to have a material impact on our consolidated financial statements.

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

Comparison of Results of Operations—Three Months Ended October 29, 2011 and October 30, 2010

Sales - For the three months ended October 29, 2011, our sales were $351.3 million, an increase of $122.8 million, or 53.8%, compared to the same period of Fiscal 2010 sales of $228.5 million.  The increase in sales impacted both operating segments and was primarily attributable to an overall increase in equipment sales from the oil and gas industry, primarily for our well stimulation equipment, along with increased rig sales. Increased sales of power generation, transmissions, prime movers and material handling equipment were primarily responsible for the increase in equipment sales in the distribution segment. Parts and service sales also increased in both operating segments. Sales for the third quarter of Fiscal 2011 include the impact of the EMDSI acquisition, reported in our distribution segment.

A breakdown of sales for the periods is as follows:

	For the Three Months Ended		Change
	October 29, 2011	October 30, 2010	$	%
(Dollars in thousands)
Manufacturing segment
Equipment	$150,490	$84,154	$66,336	78.8%
Parts and service	6,560	5,949	611	10.3%
Total manufacturing sales	$157,050	$90,103	$66,947	74.3%

Distribution segment
Equipment	$95,817	$56,097	$39,720	70.8%
Parts and service	88,483	75,114	13,369	17.8%
Rentals	9,983	7,188	2,795	38.9%
Total distribution sales	$194,283	$138,399	$55,884	40.4%

Total sales	$351,333	$228,502	$122,831	53.8%

Operating profit (loss)
Manufacturing	$31,592	$14,315	17,277	120.7%
Distribution	18,179	12,137	6,042	49.8%
Corporate and shared services	(12,150)	(10,951)	(1,199)	-10.9%
Total operating profit	$37,621	$15,501	$22,120	142.7%

Operating profit percentage
Manufacturing	20.1%	15.9%
Distribution	9.4%	8.8%
Consolidated	10.7%	6.8%

Manufacturing segment sales increased by 74.3%, or $66.9 million, for the three months ended October 29, 2011 compared to the same period in Fiscal 2010, of which $66.3 million was related to equipment sales and $0.6 million was related to parts and service sales. Equipment sales increased in all product lines, except power generation, with well stimulation equipment continuing to generate the largest portion of the increase, though rig sales also increased significantly during the third quarter. A breakdown of manufacturing segment equipment sales by product line is as follows:

	For the Three Months Ended		Change
	October 29, 2011	October 30, 2010	$	%
(Dollars in thousands)
Manufacturing equipment sales
Well stimulation	$131,495	$77,845	$53,650	68.9%
Rigs	10,871	2,421	8,450	349.0%
Seismic products	5,545	2,441	3,104	127.2%
Electric products	1,361	874	487	55.7%
Power generation	-	572	(572)	-100.0%
Other	1,218	1	1,217
Total equipment sales	$150,490	$84,154	$66,336	78.8%

Distribution segment sales increased by $55.9 million to $194.3 million for the three months ended October 29, 2011, compared to $138.4 million during the same period of Fiscal 2010. The increase in distribution segment sales was due to increased equipment sales of $39.7 million, parts and service sales of $13.4 million and rentals sales of $2.8 million. The increase in transmissions, prime movers and engine sales was primarily due to higher sales volumes for oilfield equipment, while the increase in power generation sales was primarily attributable to sales in other industries. Distribution segment equipment sales reflected the following changes in our distribution segment products:

	For the Three Months Ended		Change
	October 29, 2011	October 30, 2010	$	%
(Dollars in thousands)
Distribution equipment sales
Power generation	$25,892	$14,030	$11,862	84.5%
Transmissions	20,871	12,403	8,468	68.3%
Prime movers	17,748	10,168	7,580	74.5%
Material handling	11,316	7,145	4,171	58.4%
Engines	7,972	5,404	2,568	47.5%
Rail car movers	3,254	3,732	(478)	-12.8%
Other	8,764	3,215	5,549	172.6%
Total equipment sales	$95,817	$56,097	$39,720	70.8%

Gross profit – Our gross profit was $71.8 million for the three months ended October 29, 2011 compared to $42.7 million for the same period in Fiscal 2010, reflecting an increase in gross profit margin from 18.7% to 20.4%.  Our gross profit margin increased by 1.7 points due to higher sales volumes and product mix. The manufacturing segment gross profit margin increased from 19.7% to 24.2%, an increase of 4.5 points. This increase was due in large part to higher sales volumes and product mix, with a significant portion of this increase attributable to well stimulation equipment sales. The distribution segment gross profit margin decreased from 18.0% to 17.4%, a decrease of 0.6 points due to changes in our product mix.

Selling and administrative expenses – Selling and administrative expenses increased by $6.3 million to $34.0 million for the three months ended October 29, 2011, primarily as a result of increases in salaries and wages, including increased bonus accruals, due to a company-wide pay increase effective at the start of Fiscal 2011 of approximately 4.0%, increased headcount, expenses relating to our proposed initial public offering ($0.3 million), share-based compensation expense ($0.2 million), travel, depreciation, new product development costs and as a result of the inclusion of operations of EMDSI, all of which amounted to approximately $5.8 million.  These expenses were partially offset by reductions in legal and professional expenses. The remaining increase is attributable to, and reflective of, the overall increase in our business activity. As a percentage of sales, selling and administrative expenses decreased to 9.7% from 12.1% for the three months ended October 29, 2011, as compared to the same period in Fiscal 2010.

Other (income) expense, net – Other (income) expense, net decreased $0.7 million from income of $0.5 million for the three months ended October 30, 2010 to expense of $0.2 million for the three months ended October 29, 2011. Other income is primarily the result of foreign currency transaction gains related to our foreign subsidiaries.

Operating profit – Our operating profit increased to $37.6 million, or 10.7% of sales, during the three months ended October 29, 2011 from $15.5 million, or 6.8% of sales, in the same period of Fiscal 2010, primarily as the result of higher sales volumes and higher overall gross profit margins.

Interest expense, net - Interest expense, net for the three months ended October 29, 2011 decreased by $0.1 million over the same period in Fiscal 2010 mainly as a result of lower interest rates for our revolving credit facility in the current period.

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

Segment Results Comparison – Three Months Ended October 29, 2011 and October 30, 2010

Manufacturing

Operating profit generated by our manufacturing segment increased to $31.6 million, or 20.1% of sales, for the three months ended October 29, 2011, from $14.3 million, or 15.9% of sales, for the same period of Fiscal 2010. The $17.3 million increase in operating profit was attributable to increases of $16.2 million in sales volume, $4.0 million in higher average gross profit margins and $0.1 million in other income. These improvements were partially offset by an increase in selling and administrative expenses of $3.0 million primarily related to higher salaries and wages, including increased bonus accruals, a company-wide pay increase effective at the start of Fiscal 2011 of approximately 4.0%, increased headcount and new product development expenses ($0.7 million).

Our manufacturing backlog as of October 29, 2011 was $316.9 million, as compared to $247.5 million as of October 30, 2010, an increase of 28.0%. Backlog as of both of these dates included an equipment order received in Fiscal 2009 from an affiliate of our shareholder in the amount of $30.5 million and $37.5 million, respectively. Revenue recognition from this order is deferred until title to the product passes to a third party and all other revenue recognition criteria have been met. Cash payments received pursuant to this order are recorded as customer deposits in the consolidated balance sheet and amounted to $30.5 million as of October 29, 2011. Included in inventories, net is $24.2 million of costs related to this order.

Distribution

Operating profit generated by the distribution segment increased to $18.2 million during the three months ended October 29, 2011 from $12.1 million during the same period in Fiscal 2010, representing an increase in operating profit percentage from 8.8% to 9.4%. The $6.1 million increase in operating profit was attributable to increases of $9.7 million in sales volume, partially offset by decreases of $0.8 million in average gross profit margins and an increase of $2.8 million in selling and administrative expenses. The increase in selling and administrative expenses was due to higher salaries and wages, including increased bonus accruals, a company-wide pay increase effective at the start of Fiscal 2011 of approximately 4.0%, increased headcount and increases relating to the inclusion of the operations of EMDSI, including depreciation and amortization.

Our distribution backlog as of October 29, 2011 was $135.7 million, as compared to $92.2 million on October 30, 2010, an increase of 47.2%.

Corporate and shared services

Corporate and shared services expenses increased to $12.2 million during the three months ended October 29, 2011 compared to $11.0 million during the same period of Fiscal 2010, primarily as a result of higher salaries and wages, including increased bonus accruals, a company-wide pay increase effective at the start of Fiscal 2011 of approximately 4.0%, increased headcount, expenses relating to our proposed initial public offering ($0.3 million), share-based compensation expense ($0.2 million) and travel during the three months ended October 29, 2011. These increases were partially offset by decreases in legal and professional and other expenses. Corporate and shared services expenses decreased from 4.8% to 3.5% as a percentage of sales.

Comparison of Results of Operations—Nine Months Ended October 29, 2011 and October 30, 2010

Sales - For the nine months ended October 29, 2011, our sales were $936.1 million, an increase of $339.6 million, or 56.9%, compared to the same period of Fiscal 2010 sales of $596.6 million.  The increase in sales impacted both operating segments and was primarily attributable to an overall increase in equipment sales from the oil and gas industry, primarily for our well stimulation equipment, along with increased rig sales. Increases in transmissions, power generation, prime movers and engine sales were primarily responsible for the increase in equipment sales in the distribution segment. Parts and service sales also increased in both operating segments.  Sales for the Fiscal 2011 period included the impact of the EMDSI acquisition, reported in our distribution segment, from March 23, 2011 through October 29, 2011.

A breakdown of sales for the periods is as follows:

	For the Nine Months Ended		Change
	October 29, 2011	October 30, 2010	$	%
(Dollars in thousands)
Manufacturing segment
Equipment	$388,970	$216,307	$172,663	79.8%
Parts and service	17,308	15,354	1,954	12.7%
Total manufacturing sales	$406,278	$231,661	$174,617	75.4%

Distribution segment
Equipment	$248,013	$141,255	$106,758	75.6%
Parts and service	257,216	206,384	50,832	24.6%
Rentals	24,638	17,270	7,368	42.7%
Total distribution sales	$529,867	$364,909	$164,958	45.2%

Total sales	$936,145	$596,570	$339,575	56.9%

Operating profit (loss)
Manufacturing	$76,663	$30,861	45,802	148.4%
Distribution	41,978	26,187	15,791	60.3%
Corporate and shared services	(38,697)	(27,968)	(10,729)	-38.4%
Total operating profit	$79,944	$29,080	$50,864	174.9%

Operating profit percentage
Manufacturing	18.9%	13.3%
Distribution	7.9%	7.2%
Consolidated	8.5%	4.9%

Manufacturing segment sales increased by 75.4%, or $174.6 million, for the nine months ended October 29, 2011 compared to the same period in Fiscal 2010, of which $172.7 million was related to equipment sales and $1.9 million was related to an increase in parts and service sales. The increase in equipment sales was primarily attributable to higher sales volumes for well stimulation equipment, rigs, seismic products and electric products, which was partially offset by lower sales volumes of power generation equipment (associated with deepwater drilling rig build cycles) as follows:

	For the Nine Months Ended		Change
	October 29, 2011	October 30, 2010	$	%
(Dollars in thousands)
Manufacturing equipment sales
Well stimulation	$333,465	$179,290	$154,175	86.0%
Rigs	28,472	12,479	15,993	128.2%
Seismic products	14,444	2,813	11,631	413.5%
Electric products	7,185	3,541	3,644	102.9%
Power generation	4,156	17,434	(13,278)	-76.2%
Other	1,248	750	498	66.4%
Total equipment sales	$388,970	$216,307	$172,663	79.8%

Distribution segment sales increased by $165.0 million to $529.9 million for the nine months ended October 29, 2011, compared to $364.9 million during the same period of Fiscal 2010. The increase in distribution segment sales was due to increased equipment sales of $106.8 million, parts and service sales of $50.8 million and rental sales of $7.4 million. The increase in transmissions, prime movers and engine sales was primarily due to higher sales volumes for oilfield equipment. Power generation equipment sales increased in large part due to sales in other industries. Equipment sales of our distribution segment reflected the following changes in our distribution segment products:

	For the Nine Months Ended		Change
	October 29, 2011	October 30, 2010	$	%
(Dollars in thousands)
Distribution equipment sales
Transmissions	$57,338	$29,814	$27,524	92.3%
Power generation	53,572	33,215	20,357	61.3%
Prime movers	51,985	22,810	29,175	127.9%
Engines	31,440	20,001	11,439	57.2%
Material handling	28,266	18,739	9,527	50.8%
Rail car movers	11,674	8,593	3,081	35.9%
Other	13,738	8,083	5,655	70.0%
Total equipment sales	$248,013	$141,255	$106,758	75.6%

Gross profit – Our gross profit was $182.1 million for the nine months ended October 29, 2011 compared to $105.4 million for the same period in Fiscal 2010, reflecting an increase in gross profit margin from 17.7% to 19.5%.  Our gross profit margin increased by 1.8 points due to higher sales volumes and product mix. The manufacturing segment gross profit margin increased from 18.3% to 23.0%, an increase of 4.7 points. This increase was due in large part to higher sales volumes and product mix, with a significant portion of this increase attributable to well stimulation equipment sales. The distribution segment gross profit margin decreased from 17.3% to 16.7%, a decrease of 0.6 points due to changes in our product mix.

Selling and administrative expenses – Selling and administrative expenses increased by $24.5 million to $101.8 million for the nine months ended October 29, 2011, primarily as a result of increases in salaries and wages due to the restoration of previous pay cuts in August 2010, a company-wide pay increase effective at the start of Fiscal 2011 of approximately 4.0%, increased headcount, a one-time bonus to our new Chief Executive Officer, expensing of costs relating to our proposed initial public offering ($2.8 million), share-based compensation expense ($2.0 million), new product development expenses, travel and as a result of the operations of EMDSI. The remaining increase is attributable to, and reflective of, the overall increase in our business activity, partially offset by decreases in legal and professional expenses. As a percentage of sales, selling and administrative expenses decreased to 10.9% from 12.9% for the nine months ended October 29, 2011, as compared to the same period in Fiscal 2010.

Other (income) expense, net – Other (income) expense, net increased by $1.3 million to other expense of $0.4 million for the nine months ended October 29, 2011 from other income of $0.9 million for the nine months ended October 30, 2010, primarily as the result of foreign currency transaction losses related to our foreign subsidiaries.

Operating profit – Our operating profit increased to $80.0 million, or 8.5% of sales, during the nine months ended October 29, 2011 from $29.1 million, or 4.9% of sales, in the same period of Fiscal 2010, primarily as the result of higher sales volumes and higher overall gross profit margins.

Interest expense, net - Interest expense, net for the nine months ended October 29, 2011 decreased by $0.3 million over the same period in Fiscal 2010 mainly as a result of lower borrowings outstanding on and interest rates for our revolving credit facility.

Segment Results Comparison – Nine Months Ended October 29, 2011 and October 30, 2010

Manufacturing

Operating profit generated by our manufacturing segment increased to $76.7 million, or 18.9% of sales, for the nine months ended October 29, 2011, from $30.9 million, or 13.3% of sales, for the same period of Fiscal 2010. The $45.8 million increase in operating profit was attributable to increases of $40.2 million in sales volume and $10.9 million in increases due to higher average gross profit margins and a decrease of $0.5 million in other expense. These improvements were partially offset by an increase in selling and administrative expenses of $5.8 million primarily related to higher salaries and wages, including increased bonus accruals, the restoration of previous pay cuts in August 2010, a company-wide pay increase effective at the start of Fiscal 2011 of approximately 4.0%, increased headcount and new product development expenses ($1.7 million).

Our manufacturing backlog as of October 29, 2011 was $316.9 million, as compared to $247.5 million as of October 30, 2010, an increase of 28.0%. Backlog as of both of these dates included an equipment order received in Fiscal 2009 from an affiliate of our shareholder in the amount of $30.5 million and $37.5 million, respectively. Revenue recognition from this order is deferred until title to the product passes to a third party and all other revenue recognition criteria have been met. Cash payments received pursuant to this order are recorded as customer deposits in the consolidated balance sheet and amounted to $30.5 million as of October 29, 2011. Included in inventories, net is $24.2 million of costs related to this order.

Distribution

Operating profit generated by the distribution segment increased to $42.0 million during the nine months ended October 29, 2011 from $26.2 million during the same period in Fiscal 2010, representing an increase in operating profit percentage from 7.2% to 7.9%. The $15.8 million increase in operating profit was attributable to an increase of $27.6 million in sales volume, partially offset by a decrease of $2.0 million in average gross profit margins and increases of $9.2 million in selling and administrative expenses and $0.6 million in other expense. The increase in selling and administrative expenses was due to higher salaries and wages, including increased bonus accruals, the restoration of previous pay cuts in August 2010, a company-wide pay increase effective at the start of Fiscal 2011 of approximately 4.0%, increased headcount and increases relating to the inclusion of the operations of EMDSI, including depreciation and amortization.

Our distribution backlog as of October 29, 2011 was $135.7 million, as compared to $92.2 million on October 30, 2010, an increase of 47.2%.

Corporate and shared services

Corporate and shared services expenses increased to $38.7 million during the nine months ended October 29, 2011 compared to $28.0 million during the same period of Fiscal 2010, primarily as a result of higher salaries and wages, including increased bonus accruals, due to the restoration of previous pay cuts in August 2010, a company-wide pay increase effective at the start of Fiscal 2011 of approximately 4.0%, increased headcount, a one-time bonus to our new Chief Executive Officer, expensing of costs relating to our proposed initial public offering ($2.8 million), share-based compensation expense ($2.0 million) and travel during the nine months ended October 29, 2011. These increases were partially offset by decreases in legal and professional expenses. Corporate and shared services expenses as a percentage of sales decreased to 4.1% from 4.7%.

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

Cash flows

	For the Nine Months Ended
	October 29, 2011	October 30, 2010
(Dollars in thousands)
Net cash provided by operating activities	$42,535	$37,142
Net cash used in investing activities	(53,758)	(13,515)
Net cash provided by (used in) financing activities	12,346	(21,331)

As of October 29, 2011, our cash and cash equivalent balance was $10.2 million. The level of cash and cash equivalents is impacted by the timing of cash receipts, disbursements and borrowings and payments under our revolving credit facility.

Net cash flow provided by operating activities for the nine months ended October 29, 2011 increased by $5.4 million compared to the same period in Fiscal 2010. This increase in the Fiscal 2011period was largely attributable to higher earnings. This source of increased cash flow, along with customer deposits and accounts payable, in large part funded the build-up in inventory during the nine months ended October 29, 2011, which is reflective of the overall increase in business activity for our company.

Net cash used in investing activities increased by $40.2 million for the nine months ended October 29, 2011 compared to the same period in Fiscal 2010. This increase was due to increases in capital expenditures and additions to rental equipment as well as the acquisition on March 23, 2011 of EMDSI. See “Note 11— Acquisition.”

Net cash provided by financing activities increased by $33.7 million for nine months ended October 29, 2011 compared to the same period in Fiscal 2010 and primarily relates to higher borrowings in Fiscal 2011 under our revolving credit facility to fund, in part, our investing activities during this period, decreased payments for our short-term notes payable and increased distributions to our unit holders for tax obligations due to increases in net earnings for Fiscal 2011.

Current Resources

We have an asset-based revolving credit facility in the amount of $250.0 million with a $25.0 million sub-facility to be used by our Canadian subsidiary. The $250.0 million revolving credit facility, which matures in February 2012, is secured by substantially all accounts receivable, inventory and property, plant and equipment and provides for borrowings at LIBOR, plus a margin ranging from 1.25% to 2.00% per annum, based on our leverage ratios, as specified in the credit agreement. Based on the outstanding borrowings, letters of credit issued and the terms of the asset-based revolving credit facility, our available borrowing capacity was approximately $144.3 million at October 29, 2011.

Our revolving credit facility matures in February 2012 and, therefore, is presented as current portion of long-term debt in our consolidated balance sheet as of October 29, 2011. We are in the process of negotiating a long-term extension of our revolving credit facility and, while we expect to be able to complete this extension, there is no assurance that we will be able to do so, or, if we are able to extend our revolving credit facility, whether it will be on substantially similar terms and conditions as are currently in effect.

Borrowings under our revolving credit facility and our senior notes were as follows:

	As of
	October 29, 2011	January 31, 2011
(Dollars in thousands)
Revolving credit facility	$56,792	$35,181
Unsecured senior notes	150,000	150,000
Total	$206,792	$185,181

The revolving credit facility and the senior notes contain financial and operating covenants with which we must comply during the terms of the agreements.  These covenants include the maintenance of certain financial ratios, restrictions related to the incurrence of certain indebtedness and investments, and prohibition of the creation of certain liens.  We were in compliance with all covenants as of October 29, 2011.  The financial covenant for the revolving credit facility requires that we maintain a fixed charge coverage ratio, as defined in the agreement, of at least 1.1 to 1.0; however, this covenant does not take effect until our available borrowing capacity is $30.0 million or less.  The financial covenant for the senior notes requires that, were we to incur additional indebtedness (subject to various exceptions set forth in the indenture), after giving effect to the incurrence of such additional indebtedness, we have a consolidated coverage ratio, as defined in the indenture, of at least 2.5 to 1.0.

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

Item 3.  Quantitative and Qualitative Disclosures Regarding Market Risk

Foreign Exchange Risk

Our international subsidiaries in Colombia and Venezuela transact most of their business in their respective local currencies, while our Canadian subsidiary conducts its business in both Canadian and U.S. dollars. Revenues generated by our Canadian, Colombian and Venezuelan subsidiaries comprised 5.4%, 3.3% and 0.2%, respectively, of our total revenue during the nine months ended October 29, 2011. Our results of operations were not significantly impacted by changes in currency exchange rates.

A 10% depreciation of the Canadian dollar with respect to the U.S. dollar would have caused our Canadian subsidiary’s assets and sales as of and for the nine months ended October 29, 2011 to decrease in U.S. dollar terms by approximately $2.9 million and $1.8 million, respectively. A 10% depreciation of the Colombian peso with respect to the U.S. dollar would have caused our Colombian subsidiary’s assets and sales as of and for the nine months ended October 29, 2011 to decrease in U.S. dollar terms by approximately $2.0 million each.

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

At January 31, 2011, we evaluated the rate at which we remeasure our Venezuelan subsidiary and concluded that based on the continued slow-down of the Venezuelan economy and resultant constraints presently impacting the banking environment and associated limitations therein, that the SITME rate of 5.30 Bolivars per U.S. dollar was a more appropriate remeasurement rate. The result of this change in remeasurement rate did not have a material impact to our financial statements. During the nine months ended October 29, 2011 and October 30, 2010, the SITME rate and official rate did not fluctuate significantly. As a result, the effect of remeasuring our Venezuelan subsidiary was insignificant.

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

Changes in Internal Control over Financial Reporting

Management, including our CEO and CFO, evaluated the changes in our internal control over financial reporting during the quarter ended October 29, 2011. We determined that there were no changes in our internal control over financial reporting during the quarter ended October 29, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

During Fiscal 2009, the State of Texas began conducting a sales and use tax audit of one of the Company’s subsidiaries for Fiscal 2006, 2007 and 2008. The audit period was subsequently expanded to include Fiscal 2009. In the second quarter of Fiscal 2009, we completed a preliminary analysis and recorded our then best estimate of probable loss as a charge to selling and administrative expenses and other current liabilities in our consolidated financial statements. As the audit process and periods have evolved, we have continued to update this analysis and have recorded adjustments to the accrual reflecting our best estimate of probable loss. During the third quarter of Fiscal 2011, the State of Texas and the Company’s subsidiary resolved and settled the audit in full for these fiscal years.  The resolution and settlement of the audit was for an amount that approximated the Company’s accrual and did not impact the Company’s results of operations for the third quarter of Fiscal 2011.

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

31.1        Rule 13a-14(a)/15d-14(a) certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2        Rule 13a-14(a)/15d-14(a) certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1        Section 1350 certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2        Section 1350 certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*101       The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 29, 2011, formatted in Extensible Business Reporting Language (XBRL), include: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) related notes (furnished herewith).

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

December 12, 2011