Form 10-K
period 2012-01-31
Stewart & Stevenson LLC
filed 2012-04-30
CIK 1381455

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-K

☒        Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended January 31, 2012

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

(713) 751-2700

(Registrant’s telephone number; including area code)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or if such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes    ☒ *    No     ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes     ☐    No     ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2) Yes ☐    No ☒

There is no market for the registrant’s equity. As of January 31, 2012, there were 56,179,272 common units outstanding.

* The registrant is currently not required to file reports, including this report, pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 but is voluntarily filing this report with the Securities and Exchange Commission.

Special Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K (this “Annual Report” or “Form 10-K”) includes statements that are, or may be deemed to be, “forward-looking statements.” These forward-looking statements can be identified by the use of forward-looking terminology, including the terms “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will” or “should” or, in each case, their negative or other variations or comparable terminology. These forward-looking statements include all matters that are not historical facts and are not limited to the outlook for our future business and financial performance. They appear in a number of places throughout this Annual Report and include statements regarding our intentions, beliefs or current expectations concerning, among other things, our results of operations, financial condition, liquidity, prospects, growth, strategies and the industry in which we operate.

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

•                  our principal stockholder could exercise control of our affairs through his beneficial ownership of a majority of our common equity; and

•                  the other factors described under “Item 1A.—Risk Factors.”

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

PART I

        Unless otherwise indicated or the context otherwise requires, the terms “Stewart & Stevenson,” the “Company,” “we,” “our” and “us” refer to Stewart & Stevenson LLC and its subsidiaries. Our fiscal year begins on February 1 of the year stated and ends on January 31 of the following year. For example, Fiscal 2011 commenced on February 1, 2011 and ended on January 31, 2012.

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

        With more than a century of continuous service across diverse industries, we have an established track record of providing a high-quality, technologically advanced series of products using state-of-the-art components, processes and techniques. We have long-standing relationships with six globally recognized original equipment suppliers, or OEMs—Detroit Diesel, Tognum (formerly MTU Friedrichshafen), Electro-Motive Diesel, Hyster, Allison Transmission and Deutz—with which we have conducted business for more than 50 years on average.

        Demand for our products has been driven primarily by capital spending in the oil and gas industry, which accounted for an estimated 75.8% and 81.5% of our equipment revenues and an estimated 70.3% and 77.6% of our total revenues in Fiscal 2011 and Fiscal 2010, respectively. Our extensive and diverse customer base includes many of the world’s leading oilfield service companies, as well as customers in the power generation, marine, mining, construction, commercial vehicle and material handling industries.

Crown acquisition

        On February 26, 2007, we acquired substantially all of the operating assets and assumed certain liabilities of Crown Energy Technologies, Inc. and certain of its affiliates (collectively, “Crown”), which we refer to as the “Crown Acquisition.” Crown, which was headquartered in Calgary, Alberta, had multiple U.S. operations. Crown manufactured drilling, well servicing and workover rigs, stimulation equipment and provided related parts and services.

EMDSI acquisition

        On March 23, 2011, we acquired 100% of the stock of EMDSI-Hunt Power, L.L.C. (“EMDSI”) in an all cash transaction from ITOCHU Corporation of Japan (“ITOCHU”), which we refer to as the “EMDSI Acquisition.” EMDSI, which is based in Harvey, Louisiana, specializes in the marketing and distribution of medium speed diesel engines for marine propulsion, drilling and power generation applications and is a provider of aftermarket parts and service.

Our business

        We manage our business through the following two segments:

        Manufacturing.    Our manufacturing segment, which generated approximately 45.3%, 39.8% and 35.8% of our revenues in Fiscal 2011, Fiscal 2010 and Fiscal 2009, respectively, designs, manufactures and markets equipment for oilfield service providers and drilling and workover contractors as well as national oil companies that require integrated and customized product solutions. We manufacture equipment specifically for hydraulic fracturing, well stimulation, well workover, intervention and drilling operations. Our manufactured products include integrated solutions, which incorporate a variety of components into a single system, for a wide range of oilfield services and support applications. Our manufacturing segment benefits from long-standing relationships with our six key globally recognized OEMs. We have 5 main manufacturing facilities across North America, comprising more than 800,000 square feet of space, which are strategically located to service our customers’ needs.

        Distribution.    Our distribution segment, which generated approximately 54.7%, 60.2% and 64.2% of our revenues in Fiscal 2011, Fiscal 2010 and Fiscal 2009, respectively, provides stand-alone products and aftermarket parts and service for products manufactured by us, our six key OEMs and other manufacturers. In addition, we provide rental equipment including generator sets, air compressors, rail car movers and material handling equipment to our customers. Our aftermarket parts and service operations, which provide us with a recurring higher-margin source of revenue, serve customers engaged in the oil and gas, power generation, marine, mining, construction, commercial vehicle and material handling industries, as well as other industries. Throughout the period of our relationship with our six key OEMs, we have been the only factory-authorized provider of a substantial portion of their stand-alone products in specified territories, which include major oil and gas producing regions in the United States. Our arrangements with our six key OEMs generated approximately 59.9%, 57.1% and 55.8% of our aftermarket parts and service revenues in Fiscal 2011, Fiscal 2010 and Fiscal 2009, respectively. Our extensive distribution network is strategically positioned throughout major oil and gas producing regions, enabling us to effectively support our customers. We provide in-house servicing in close proximity to our customers’ operational locations as well as on-site servicing. As of January 31, 2012, we employed approximately 790 highly trained service technicians utilizing approximately 600 service bays in the United States, Canada and abroad. Additionally, we provide aftermarket parts through our network of approximately 155 authorized dealers.

Products and services

        Through our two operating segments, we design, manufacture, and market a wide-range of equipment, provide aftermarket parts and service, and provide rental equipment to a broad range of customers.

Equipment

        We design, manufacture and market equipment for well stimulation, drilling and well servicing rigs, coiled tubing, cementing, nitrogen pumping, power generation and electrical systems. We record sales of these products in our manufacturing segment. We distribute stand-alone products manufactured by us, our six key OEMs and other manufacturers. We record sales of these products in our distribution segment.

        A substantial portion of the products we sell in both the manufacturing and distribution segments includes components provided by our six key OEMs. Our relationships with these OEMs generally enable us to sell their products globally as components of our engineered equipment and in specified territories as stand-alone products. We have been the factory-authorized provider of stand-alone products of our six key OEMs in these territories, which principally cover major oil and gas producing regions in the United States, for an average of approximately 50 years. For Fiscal 2011, approximately 79.0% and 21.0% of our equipment sales revenues were derived from engineered products and stand-alone products, respectively. Approximately 47.5% of our product costs for Fiscal 2011 represented equipment supplied to us by these OEMs, which we use in combination with our design, engineering and manufacturing expertise to deliver a value-added, integrated solution to our customers.

        The following table lists the equipment we provide:

Product line	Estimated percentage of total equipment sales in Fiscal 2011	Product description	Segment
Well stimulation	52.1%

Equipment that includes fracturing pumps, blenders, hydration, chemical additive systems, cementing, nitrogen pumping, fluid pumping and control systems and software used to enhance oil and gas production.

			Manufacturing
Transmissions	8.6%	Automatic transmissions and related products.	Distribution
Prime movers	8.0%	Engineered packages, mating internal combustion engines to a transmission or torque converter to power specific customer applications.	Distribution
Power generation	7.9%	Standby, emergency backup, fire suppression and prime power in a variety of configurations and capacities using natural gas and diesel engines.	Manufacturing and Distribution
Material handling	4.9%	Forklift trucks and ancillary equipment.	Distribution
Engines	4.3%	Internal combustion diesel and natural gas engines.	Distribution
Rigs	3.7%	Equipment used in drilling, workover and well servicing and exploration and enhancement of oil and gas production.	Manufacturing
Seismic	3.3%	Contract manufacturing of seismic equipment.	Manufacturing
Rail car movers	1.7%	Engine-driven equipment used in rail car switching operations.	Distribution
Coiled tubing	1.6%	Well workover, stimulation and drilling equipment used on land and offshore applications.	Manufacturing
Other	3.9%	Other miscellaneous equipment including electrical equipment and trucks.	Manufacturing and Distribution

Aftermarket parts and service

        We provide aftermarket parts and service to customers in the oil and gas industry, as well as customers in the power generation, marine, mining, construction, commercial vehicle and material handling industries. Our aftermarket parts and service business supports equipment manufactured by approximately 100 manufacturers, and in certain cases, including for our product offerings from our six key OEMs, we have been the factory-authorized parts and service provider for specified territories, principally in major oil and gas producing regions in the United States. Approximately 28.2% of our total revenues for Fiscal 2011 were from aftermarket parts and service operations. For Fiscal 2011, approximately 59.9% of the aftermarket parts and service revenues pertained to products sourced from our six key OEMs. Both our manufacturing and distribution segments generate revenues from aftermarket parts and service.

        We believe there are a number of factors which affect a customer’s choice of its supplier of aftermarket parts and service, including the customer’s preference to use factory-authorized parts and service, price, parts availability, level and number of experienced technicians, proximity to the customer’s location and flexibility to service products in the field. As of January 31, 2012, we employed approximately 790 highly trained service technicians, utilizing approximately 600 service bays in the United States, Canada and abroad. We also have significant capabilities to service customers at their sites, due to our large number of technicians and our close proximity to the customer. Additionally, we maintain a substantial investment in parts inventory managed by our experienced parts personnel, and we provide aftermarket parts through our extensive network of approximately 155 authorized dealers.

Rental

        Our rental products primarily consist of generator sets, air compressors, rail car movers and material handling equipment that are offered to a wide range of end markets and are principally rented on a short-term basis as a complementary solution to equipment sales. Our rental fleet consists of over 1,500 units as of January 31, 2012, and we are able to complement our equipment offerings by providing our customers the flexibility of renting versus purchasing certain equipment. Rental revenues for Fiscal 2011 represented approximately 2.7% of our total revenues, and our rental products generate our highest margins and provide us with a strong return on our investment. We record these revenues within our distribution segment.

        The following table lists our rental products:

Product line	Percentage of total rental sales in Fiscal 2011	Product description
Generators	42.4%	Engines/generators ranging from 25 to 2,000 kilowatts.
Material handling equipment	34.4%	Forklift trucks, rail car movers and ancillary equipment.
Air compressors	23.2%	Air compressors ranging from 375 to 1,600 cubic feet per minute.

        Our utilization rate for Fiscal 2011 and Fiscal 2010 was approximately 54.6% and 49.1%, respectively, of our available rental fleet, and we generally recover our costs to acquire rental equipment over a three-year period. The average useful life of our rental equipment is approximately five years and our practice is to sell a unit out of the rental fleet upon reaching its useful life. We closely monitor our utilization rate before making capital investments used to replenish or grow the rental fleet.

Customers and markets

        We maintain a broad and diverse customer base, including leading oil and gas service companies, drilling contractors, integrated oil companies and national oil companies, as well as customers in the power generation, marine, mining, construction, commercial vehicles and material handling industries. We are not dependent on any single customer, and during Fiscal 2011, our ten largest customers accounted for approximately 41.8% of our total sales and no single customer accounted for more than 8.0% of our total sales. The demand of our customers for the products we provide has not historically been characterized by seasonality.

        The following table lists the markets and types of customers we serve:

Market	Estimated percentage of total sales in Fiscal 2011	Types of customers
Oil and gas services	70.3%	Well stimulation providers, drilling contractors, well servicing companies, integrated oil companies and national oil companies.
Power generation	6.8%	Commercial facilities that need back-up power generation capabilities.
Commercial vehicles	4.6%	Freight transportation companies, emergency services, transit authorities and recreational vehicle users. Primarily aftermarket parts and service.
Material handling	4.4%	Warehouse /distribution companies, manufacturing companies, chemical companies and various other companies that utilize forklifts and rail car spotters.
Construction	2.2%	Commercial building and home construction companies and highway construction companies.
Mining	1.7%	Companies involved in the extraction of raw materials through various mining methods.
Government	1.3%	Federal agencies (such as the U.S. Department of Defense), state agencies ( e.g., departments of transportation) and local agencies (e.g., departments of public works).
Marine	1.0%	Offshore work boat providers, tug boat operators and recreational boat users.
Other	7.7%	Primarily authorized dealers and distributors of our products in various markets, including the primary markets we serve, and various other industries.

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

        For Fiscal 2011 and Fiscal 2010, we derived approximately 19.7% and 19.4%, respectively, of our revenues from sales of products and services to customers outside the United States, including sales to U.S. customers for export.

Manufacturing and engineering design

        Our manufacturing processes generally consist of fabrication, machining, assembly and testing. Many of our products are designed, manufactured and produced to clients’ specifications, often for long-life and harsh environment applications. To facilitate quality and productivity, we are continuing to implement a variety of manufacturing strategies, including inventory management, flow line manufacturing and integrated supply chain management. As a result of these manufacturing strategies, we have increased our capacity throughput, reduced our production costs and lowered manufacturing cycle times for our products. In addition, we have been successful in outsourcing the fabrication of subassemblies and components of our products, such as trailers, whenever costs are significantly lower and quality is comparable to our own manufacturing. Our manufacturing operations are principally conducted in 9 locations throughout the United States and Canada. See “Item 2.—Properties.”

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

Sales and marketing

        We primarily sell and market our products directly to our customers through our sales and service centers in the United States and abroad with a direct sales force of over 200 employees. We also utilize a network of approximately 155 authorized dealers and  4 independent overseas sales representatives to market and distribute our products. Our equipment product lines are generally sold directly to the end users and, in certain international markets, we may use authorized sales representatives to help facilitate the marketing of our products. We also provide our aftermarket parts and service and rental product lines to our customers on a direct basis. We also utilize a network of authorized dealers to market and distribute parts. During Fiscal 2011, 97.4% of our total sales resulted from direct sales to customers, while 2.6% was derived from sales to our dealer network.

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

Backlog

        Our unfilled equipment orders that we include in equipment order backlog consist of written purchase orders and signed contracts accompanied, if required by our credit policies, by credit support (typically down payments or letters of credit), determined in accordance with our credit policies. Historically, cancellations are infrequent; however, these unfilled orders are generally subject to cancellation. Purchase options are not included in equipment order backlog until exercised.

        Our unfilled equipment order backlog has increased since the third quarter of Fiscal 2009 and, as of January 31, 2012, was $351.6 million. We expect to recognize most of this backlog in Fiscal 2012.

        Backlog of $351.6 million as of January 31, 2012 included a $30.5 million equipment order received in Fiscal 2009 from an affiliate. Revenue recognition from this order is deferred until title to the equipment passes to a third party and all other revenue recognition criteria have been met. A deposit in the amount of $30.5 million is recorded as a customer deposit in our consolidated balance sheet. Included in inventories, net is $24.2 million in costs related to this order.

Competition

        We operate in highly fragmented and very competitive markets, and, as a result, we compete against numerous businesses. Some of our competitors have achieved substantially more market penetration with respect to certain products, such as coiled tubing and generators, and some of our competitors are larger and have greater financial and other resources.

        Major competitors for well stimulation equipment include National Oilwell Varco, Inc., Kirby Corporation, Enerflow Industries Inc. and Dragon Products (a division of Modern Group Inc.). For our well servicing, drilling and coiled tubing products, our major competitor is National Oilwell Varco, Inc. In our rail car mover product line, we compete against Trackmobile, Inc. and Central Manufacturing Inc., and we compete with Cummins Inc. and Caterpillar, Inc. and their distributors for generators and other types of engine-driven products. ZF Industries Inc. and Twin Disc Incorporated are our primary competitors for transmissions. We believe that our customers base their decisions to purchase equipment based on price, lead time and delivery, quality and aftermarket parts and service capabilities.

        For aftermarket parts sales, we compete with distributors of factory-authorized OEM parts, with providers of non-OEM parts and remanufactured parts, and other distributors of OEM parts. For aftermarket service sales, the market is highly fragmented and characterized by numerous small, independent providers. We believe there are a number of factors that affect our customers’ decisions when choosing their supplier of aftermarket parts and service, including the customer’s preference to use factory-authorized OEM parts and service. Customers also consider price, parts availability, level and number of experienced technicians, proximity to the customer’s location and flexibility to service products in the field.

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

Suppliers and raw materials

        In Fiscal 2011, approximately 79.7% of our cost of goods sold consisted of raw materials and component parts, with the other 20.3% being labor and overhead. Approximately 51.0% of the raw materials and component parts in cost of goods sold were obtained from our six key OEMs  and 49.0% were obtained from a variety of other suppliers.

        Our supply agreements with our six key OEMs are non-exclusive and typically short-term and have been renewed on an ongoing basis, but no assurances can be given that they will be renewed beyond their expiration dates. Certain of the supply agreements can be terminated at the option of the OEMs with notice, and others can be terminated by the OEMs for cause.  We have been the factory-authorized provider of our product offerings from these OEMs in the territories below for many years, and our relationships with these OEMs average approximately 50 years. The following table lists our key OEMs, the products they provide, the designated geographic territories that we serve and the expiration date of our current supply agreements:

OEM	Supplier since	Products	Designated geographic territories	Expiration date
Detroit Diesel Corporation	1938	Parts for high-speed diesel engines	Texas, Colorado, New Mexico, Wyoming, Western Nebraska, South Louisiana, Coastal Mississippi, Coastal Alabama and Colombia	2017
Tognum (formerly MTU Friedrichshafen)	1938	Heavy-duty high-speed diesel and natural gas engines	Texas, Colorado, New Mexico, Wyoming, Western Nebraska, South Louisiana, Coastal Mississippi, Coastal Alabama and Colombia	2014 (Colombia 2012)
Electro-Motive Diesel, Inc.	1956	Heavy-duty medium-speed diesel engines	Texas, Colorado, New Mexico, Oklahoma, Arkansas, Louisiana, Tennessee, Mississippi, Alabama, Mexico, Central America, parts of South America (including Brasil), Australia, Korea and Singapore	2013
Hyster Company	1959	Material handling equipment	Texas and New Mexico	No expiration date
Allison Transmission, Inc.	1973	Automatic transmissions, power shift transmissions and torque converters	Texas, Colorado, New Mexico, Wyoming, Western Nebraska, South Louisiana, Coastal Mississippi, Coastal Alabama, parts of Utah and Arizona and Colombia	2013
Deutz Corporation	1996	Diesel and natural gas engines	Colorado, Eastern Wyoming, Arizona, New Mexico, Texas, Oklahoma, Kansas, Arkansas, Louisiana, Mississippi, Western Tennessee, Venezuela and Colombia	No expiration date

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

Employees

As of January 31, 2012, we had approximately 2,900 employees of whom approximately 2,640 were employed in the United States and Canada and approximately 260 were employed abroad. Of the approximately 2,640 U.S. and Canadian employees, we have approximately 70 engineers, 695 service technicians, 175 sales and marketing employees and 1,700 aftermarket, manufacturing and administrative employees. We consider our current labor relations to be good and do not have any employees in the United States and Canada that are represented by labor unions.

Trademarks and patents

We rely on a combination of patent, trademark, copyright, unfair competition and trade secret laws in the United States and other jurisdictions, together with employee and third-party non-disclosure agreements, license arrangements and domain name registrations, as well as unpatented proprietary know-how and other trade secrets, to protect our products, components, processes and applications. With the exception of the “Stewart & Stevenson” trademark and logo, we do not believe any single patent, copyright, trademark or trade name is material to our business as a whole. Any issued patents that cover our proprietary technology and any of our other intellectual property rights may not provide us with adequate protection or be commercially beneficial to us and, if applied for, may not be issued. The issuance of a patent is not conclusive as to its validity or its enforceability. Competitors may also be able to design around our patents. If we are unable to protect our patented technologies, our competitors could commercialize technologies or products which are substantially similar to ours.

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

Certain environmental laws in the United States, such as the federal Superfund law and similar state laws, impose liability for investigating and remediating contaminated sites on “responsible parties.” These parties include, for example: current owners and operators of the site; parties who owned or operated the site at the time hazardous substances were released or spilled at the site; parties who generated wastes and arranged to send them to the site for disposal; and parties who transported wastes to the site. Liability under such laws is strict, meaning, for example, that current owners or operators can be liable even if all releases of hazardous substances occurred before they owned or operated the site, regardless of the lawfulness of the original disposal activities. Liability under such laws is also joint and several, meaning that a responsible party might be held liable for more than its fair share of investigation or cleanup costs. As a practical matter, however, when more than one responsible party is involved at a site, the costs of investigation and remediation are often allocated among the viable responsible parties on some form of equitable basis. In connection with each of the SSSI Acquisition and the Crown Acquisition, the previous owner retained environmental liabilities relating to pre-closing conditions or occurrences, subject to certain dollar limitations and caps. However, for the reasons set forth above, there could be contamination at some of our current or formerly owned or operated facilities for which we could be liable under applicable environmental laws.

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

Our customers in the oil and gas industry historically have tended to delay capital equipment projects, including maintenance and upgrades, during industry downturns. Accordingly, the recent slowdown in the U.S. and worldwide economic activities that followed the global financial crisis resulted in delays in capital equipment projects, impacting the activities of the industries we serve and resulting in significantly lower new orders. Difficulty in accessing credit markets and diminished product demand adversely affected activities in manufacturing and put downward pressure on selling prices. In the United States, producers generally react to declining oil and gas prices by reducing expenditures. This has in the past, and may in the future, adversely affect our business.

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

With respect to aftermarket parts and service sales, we compete with regional and local non-OEM parts and service providers, our customers’ in-house service providers, non-OEM and remanufactured parts and service providers and, for certain product offerings, other factory-authorized providers.

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

We have significant equipment sales to customers outside the United States and also maintain aftermarket parts and service operations outside the United States. For Fiscal 2011 and Fiscal 2010, we derived approximately 19.7% and 19.4%, respectively, of our revenues from sales of products and services to customers outside the United States, including sales to U.S. customers for export. We intend to expand our international sales and operations, thereby increasing our exposure to risks associated with operating outside of the United States.

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

In addition, a significant portion of the stand-alone equipment that we sell is manufactured by, and, in the case of our engineered equipment, incorporates components provided by, our six key OEMs:

•                  Tognum (formerly MTU Friedrichshafen);

•                  Allison Transmission, Inc.;

•                  Electro-Motive Diesel, Inc.;

•                  Detroit Diesel Corporation;

•                  Hyster Company; and

•                  Deutz Corporation.

Approximately 51.0% and 44.4% of our cost of goods sold was attributable to stand-alone products purchased from these OEMs in Fiscal 2011 and Fiscal 2010, respectively. In addition, a material portion of our revenues was attributable to (1) sales of equipment manufactured by us, including components manufactured by these suppliers and (2) servicing and supplying parts for certain products provided by these OEMs, including parts and products that are components of the equipment we manufacture.

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

The occurrence of any of these could have a material adverse effect on our business, financial condition and results of operations. See “Business—Suppliers and raw materials.”

We generally quote our customers a fixed price for the equipment that we sell, which exposes us to the risk of cost overruns if we do not accurately estimate the costs associated with the product.

Most of our engineered equipment sales contracts are “fixed-price” contracts where the original price may be set at an early stage of the process. The terms of these contracts require us to guarantee the price of products and services that we provide and to assume the risk that the costs to provide such products and services will be greater than anticipated. The profitability of these contracts is therefore dependent on the ability to reasonably predict the costs associated with performing the contracts. These costs may be affected by a variety of factors, some of which are beyond our control. Our failure to accurately estimate the resources required for a project or our failure to complete our contractual obligations in a manner consistent with the project plan upon which our fixed-price contract was based could adversely affect our profitability and could have a material adverse effect on our business, financial condition and results of operations.

Amounts included in our backlog may not result in actual revenue or translate into profits.

Our backlog may not be realized as revenue or, if realized, may not result in profits. As of January 31, 2012, our equipment order backlog was $351.6 million. Reductions in backlog due to cancellation by a customer or for other reasons could significantly reduce the revenue and profit we actually receive from contracts included in backlog. If our backlog fails to materialize, we could experience a reduction in revenue and a decline in profitability, which would result in a deterioration of our financial condition, profitability and liquidity.

Increased regulation of current fracturing techniques could reduce demand for our well stimulation equipment.

Fracturing is a process that results in the creation of fractures in geological formations in order to stimulate production from oil and gas wells. Fracturing seeks to increase the rate and ultimate recovery of oil and natural gas. Concerns have been raised over possible environmental damages related to fluids used in the fracturing process. The FRAC (Fracturing Responsibility and Awareness of Chemicals) Act was introduced in the U.S. Congress in June 2009 seeks to amend the Safe Drinking Water Act so that hydraulic fracturing would be regulated on a federal level. A number of state and provincial regulatory authorities are also considering more stringent regulation of fracturing.

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

Our and our customers’ operations are subject to a variety of environmental, health and safety laws and regulations that may increase our costs, limit the demand for our products and services or restrict our operations.

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

We also expect that scientific examination of, and political attention to, issues surrounding the existence and extent of climate change will continue. A variety of regulatory developments, both domestic and international, have been introduced that are focused on restricting or managing the emission of carbon dioxide, methane and other greenhouse gases. These developments and further legislation that may be enacted, or the development or changes within international accords could adversely affect the demand for or suitability of our products and services.

Our projects are subject to numerous hazards and our record and reputation for safety is important to our business. If we do not maintain an adequate safety record, we may be ineligible to bid on certain projects, could be terminated from existing projects and our reputation could be harmed.

Our employees and customers are exposed to numerous hazards during the conduct of our business, including electrical contacts and flashes, fires, natural gas explosions, mechanical failures and transportation accidents. These hazards can cause personal injury and loss of life, severe damage to or destruction of property and equipment and other consequential damages, and may result in suspension of operations, inability to bid on certain projects, civil damage claims and criminal fines and penalties that could have a material adverse effect on our business and results of operations.

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

We may continue to expand through acquisitions of other businesses, which may divert our management’s attention, result in dilution to our stockholders and consume resources that are necessary to sustain our business. We may not be able to successfully integrate acquired businesses with our business, and we may not realize the anticipated benefits of such acquisitions.

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

We may be unable to adequately protect or enforce our intellectual property rights or the value thereof, including our rights to use the “Stewart & Stevenson” trademark, which could have a material adverse effect on our business.

The protection of our patents, trademarks, service marks, copyrights, trade secrets, domain names and other intellectual property rights, including know-how, confidential or proprietary technical and business information, is important to our businesses. In particular, our rights to the “Stewart & Stevenson” trademark and logo are important to our sales and marketing efforts.

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

At January 31, 2012, we had approximately $243.7 million of indebtedness, consisting of $86.8 million outstanding under our asset-based revolving credit facility, $150.0 million of outstanding senior notes and $6.9 million of other notes payable. We may make additional borrowings at any time under our revolving credit facility, which provides for maximum borrowings of $250.0 million (expandable, subject to certain conditions and commitments, to $375.0 million). Borrowings under our revolving credit facility accrue interest at a floating rate and, accordingly, an increase in interest rates would result in a corresponding increase in our debt servicing requirements. Subject to restrictions in our revolving credit facility and the indenture governing our senior notes, we may also incur additional indebtedness.

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

•                  our level of indebtedness could place us at a disadvantage compared to our competitors that may have proportionately less debt;

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

The revolving credit facility and the indenture governing the senior notes contain financial and operating covenants with which we must comply during the term of the agreements. These covenants include the maintenance of certain financial ratios, restrictions related to the incurrence of certain indebtedness and investments, and a prohibition on the creation of certain liens. The financial covenant for the revolving credit facility requires that we maintain a fixed charge coverage ratio, as defined in the credit agreement, of at least 1.1 to 1.0 at such time that our available borrowing capacity under the revolving credit facility is $25.0 million or less. The financial covenant for the senior notes, which is applicable were we to incur additional indebtedness (subject to various exceptions set forth in the underlying indenture), requires that, after giving effect to the incurrence of such additional indebtedness, we have a fixed charge coverage ratio, as described in the indenture, of at least 2.5 to 1.0.

As of January 31, 2012, our available borrowing capacity under the revolving credit facility was approximately $104.9 million. Our available borrowing capacity varies with our borrowing base, which depends on the value of certain of our assets. If the value of our assets were to decrease significantly, our available borrowing capacity would also decrease, which could have an adverse effect on our liquidity.

A breach of any of these covenants could result in a default under our revolving credit facility or our senior notes. If any such default occurs, the lenders under our revolving credit facility and the holders of our senior notes may declare all outstanding amounts, together with accrued interest and other amounts payable thereunder, to be immediately due and payable. The lenders under our revolving credit facility also have the right in these circumstances to terminate any commitments they have to provide further funds. In addition, following an event of default under our revolving credit facility, the lenders under the revolving credit facility will have the right to proceed against the collateral granted to them to secure the amounts payable thereunder, which may force us into bankruptcy or liquidation. A default on certain other indebtedness could give rise to cross-default or cross-acceleration rights under our revolving credit facility or our senior notes.

As an SEC reporting company, we are subject to additional regulation and will incur additional administrative costs relating to compliance with U.S. securities laws.

We are subject to reporting and other obligations under the Securities Exchange Act of 1934. These requirements include the preparation and filing of detailed annual, quarterly and current reports. In addition, we are required to keep abreast of and comply with material changes in the applicable rules and regulations promulgated by the SEC, including the changes and requirements mandated by the Sarbanes-Oxley Act of 2002. Compliance with these rules and regulations has resulted in ongoing legal, audit and financial compliance costs, the diversion of management attention from operations and strategic opportunities and has made legal, accounting and administrative activities more time-consuming and costly.

If we fail to maintain an effective system of internal controls, we may not be able to report our financial results accurately or prevent fraud.

We produce our financial statements in accordance with the requirements of U.S. generally accepted accounting principles (“GAAP”); however, while we have performed our own analysis as to the effectiveness of our internal control over financial reporting, our independent registered public accounting firm has not attested to, and is not required to attest to, the effectiveness of our internal accounting control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act (“Section 404”). Effective internal controls are necessary for us to provide reliable financial reports and to prevent fraud. Our efforts to maintain an effective system of controls may not be successful, and we may be unable to maintain adequate controls over our financial processes and reporting in the future, including compliance with the obligations under Section 404. Any failure to maintain effective internal controls, difficulties encountered in their implementation or other effective improvement of our internal controls could impact our operating results or cause us to fail to meet our reporting obligations. Given the difficulties inherent in the design and operation of internal controls over financial reporting, in the future, we may not be able to conclude that our internal control is effective. Ineffective internal controls may subject us to regulatory scrutiny and a loss of confidence in our reported financial information, which could have an adverse effect on our business.

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

ITEM 1B.    Unresolved Staff Comments

None.

ITEM 2.    Properties

In addition to our leased headquarters in the central business district of Houston, Texas, we also maintain approximately 2.6 million square feet of manufacturing, service and sales facilities throughout the central United States, Canada, Colombia and Venezuela, as well as sales offices in Beijing and Moscow. We have a total of 55 facilities, of which 48 are located in the United States and Canada (18 are owned and 30 are leased), and the remaining seven, all of which are leased, are located abroad.

Our facilities are located close to major onshore and offshore petroleum producing regions in the United States and in a number of the world’s energy producing nations. A summary of our major locations is shown below:

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

In Fiscal 2012, the leases on the facilities at Odessa and Victoria, Texas and Edmond, Oklahoma expired and we purchased these facilities in March 2012. In addition, the Calgary, Canada facility was purchased by an affiliate, which in turn has leased this facility to us.

For the fiscal year ended January 31, 2012, our international assets represented approximately 8.6% of our total assets.

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

During Fiscal 2009, the State of Texas began conducting a sales and use tax audit of one of the Company’s subsidiaries for Fiscal 2006, 2007 and 2008. The audit period was subsequently expanded to include Fiscal 2009. In the second quarter of Fiscal 2009, we completed a preliminary analysis and recorded our then best estimate of probable loss as a charge to selling and administrative expenses and other current liabilities in our consolidated financial statements. As the audit process and periods evolved, we continued to update this analysis and recorded adjustments to the accrual reflecting our best estimate of probable loss. During the third quarter of Fiscal 2011, the State of Texas and the Company’s subsidiary resolved and settled the audit in full for these fiscal years.  The resolution and settlement of the audit was for an amount that approximated the Company’s accrual and did not impact the Company’s results of operations for the third quarter of Fiscal 2011.

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

ITEM 4.    Mine Safety Disclosures

None.

PART II

ITEM 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

As of January 31, 2012, there were five record holders of our outstanding units. There is no established public trading market for any class of our common equity.

Our income is reported for federal and certain states by our unitholders. We make quarterly distributions to them to fund these tax obligations. During Fiscal 2011, 2010 and 2009, $28.1 million, $0.3 million and $5.6 million, respectively, was distributed to our unitholders for their tax obligations.

ITEM 6.    Selected Financial Data

The following table sets forth our selected historical consolidated financial data as of and for each of the years ended January 31, 2008, 2009, 2010, 2011 and 2012. The selected historical consolidated financial data was derived from our audited consolidated financial statements included elsewhere in this Annual Report or in our previous SEC filings. The selected historical financial data for the year ended January 31, 2008 includes the results of the Crown Acquisition from the date of its acquisition on February 26, 2007. You should read this information in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes included elsewhere in this Annual Report.

	Fiscal Year Ended January 31,
	2008(5)	2009	2010	2011	2012
(Dollars and units in thousands)
Statement of operations data:
Sales	$1,335,427	$1,217,142	$688,676	$861,234	$1,324,007
Cost of sales	1,070,396	1,002,166	577,028	715,967	1,066,454
Gross profit	265,031	214,976	111,648	145,267	257,553
Selling and administrative expenses	139,947	138,141	114,188	104,252	137,188
Impairment of goodwill and indefinite-lived intangible assets (1)	-	-	-	31,487	-
Other (income) expense, net	(989)	(1,311)	54	(1,026)	286
Operating profit (loss)	126,073	78,146	(2,594)	10,554	120,079
Interest expense, net	29,058	24,931	20,489	19,886	19,888
Earnings (loss) before income taxes	97,015	53,215	(23,083)	(9,332)	100,191
Income tax expense (2)	5,192	2,659	816	700	2,282
Net earnings (loss) available for common unitholders	$91,823	$50,556	$(23,899)	$(10,032)	$97,909

Net earnings (loss) available for common unitholders per common unit:
Basic	$1.64	$0.90	$(0.43)	$(0.18)	$1.74
Diluted	$1.64	$0.90	$(0.43)	$(0.18)	$1.74
Weighted average units outstanding (3):
Basic	56,025	56,025	56,025	56,025	56,129
Diluted	56,025	56,025	56,025	56,025	56,129
Balance sheet data (end of period):
Working capital (4)	$318,072	$313,574	$245,485	$238,271	$335,356
Cash and cash equivalents	12,382	2,006	3,321	9,168	4,211
Property, plant and equipment, net	82,606	93,170	79,206	75,077	94,624
Total assets	673,621	653,962	514,525	567,603	768,001
Total debt	294,592	285,370	228,113	192,622	243,720
Total shareholders’ equity	174,941	179,944	155,622	149,034	220,992

(1)          See discussion of this impairment in Item 7—“Critical accounting policies—Goodwill and indefinite-lived intangible assets.”

(2)          We conduct our operations as Stewart & Stevenson LLC, a limited liability company, and, as a result, U.S. federal and certain state income taxes are paid by the holders of our units. Therefore, no U.S. federal income tax expense was recorded in our statements of operations. The amounts shown reflect income tax expense associated with foreign jurisdictions and certain state taxes.

(3)          All periods reflect 1:1.785 reverse split of our common units effected May 31, 2011.

(4)          Working capital is total current assets minus total current liabilities.

(5)          Our results of operations for the year ended January 31, 2008 include the results of operations of Crown from February 26, 2007, the date we consummated the Crown Acquisition.

ITEM 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with “Selected Financial Data” and our consolidated financial statements and related notes included elsewhere in this Annual Report. The following information contains forward-looking statements, which are subject to risks and uncertainties. Should one or more of these risks or uncertainties materialize, our actual results may differ from those expressed or implied by the forward-looking statements.  See “Special Note Regarding Forward-Looking Statements.”

Overview

We are a leading designer, manufacturer and provider of specialized equipment and aftermarket parts and service for the oil and gas industry and other industries that we have served for over 100 years.

Our wide range of products covers hydraulic fracturing, well stimulation, workover, intervention and drilling operations These products include pumping, acidizing, coil tubing, cementing and nitrogen units, drilling rigs, workover rigs, power generation systems and electrical support and distribution systems, as well as engines, transmissions and material handling equipment. We have a substantial installed base of products, which provides us with significant opportunities for recurring, higher-margin aftermarket parts and service revenues from customers in the oil and gas, power generation and various other industries. In addition, we provide rental equipment to our customers, including generator sets, air compressors, rail car movers and material handling equipment.

EBITDA means earnings before interest, taxes, depreciation and amortization and is a non-GAAP financial measure.  Adjusted EBITDA means EBITDA, as further adjusted to add back impairment of goodwill and indefinite-lived intangible assets and is also a non-GAAP financial measure. We use EBITDA and Adjusted EBITDA because we believe that such a measurements are widely accepted financial indicators used by investors and analysts to analyze and compare companies on the basis of operating performance and that these measures may be used by some investors and others to make informed investment decisions. You should not consider them in isolation from or as a substitute for net income or cash flow measures prepared in accordance with GAAP or as measures of profitability or liquidity. EBITDA and Adjusted EBITDA have limitations as analytical tools, and you should not consider them in isolation, or as substitutes for analysis of our results as reported under U.S. GAAP. Some of the limitations are:

•                  EBITDA and Adjusted EBITDA do not reflect our cash expenditures, or future requirements for capital expenditures or contractual commitments;

•                  EBITDA and Adjusted EBITDA do not reflect changes in, or cash requirements for, our working capital needs;

•                  EBITDA and Adjusted EBITDA do not reflect the significant interest expense, or the cash requirements necessary to service interest or principal payments on our debt; and

•                  although depreciation and amortization are non-cash charges, certain of these assets are being depreciated and amortized and will have to be replaced in the future, and EBITDA and Adjusted EBITDA do not reflect any cash requirements for such replacements; and

•                  although impairment of goodwill and indefinite-lived intangible assets is a non-cash charge, the charge reflects a decrease in our total assets useful for generating our sales, and Adjusted EBITDA does not reflect any cash we may need to invest in additional assets useful to our business.

In Fiscal 2011, we generated revenues of $1,324.0 million, operating profit of $120.1 million and Adjusted EBITDA of $138.8 million, compared with revenues of $861.2 million, operating profit of $10.6 million and Adjusted EBITDA of $59.1 million in Fiscal 2010 and revenues of $688.7 million, operating loss of $2.6 million and Adjusted EBITDA of $15.8 million in Fiscal 2009.

EBITDA and Adjusted EBITDA calculations by one company may not be comparable to calculations made by another company. The following table provides a reconciliation of net earnings (loss) (a GAAP financial measure) to EBITDA and Adjusted EBITDA (non-GAAP financial measures):

	Fiscal Year Ended January 31,
	2012	2011	2010
(Dollars in thousands)
Net earnings (loss)	$97,909	$(10,032)	$(23,899)
Add:
Interest expense, net	19,888	19,886	20,489
Income tax expense	2,282	700	816
Depreciation and amortization	18,677	17,053	18,402
EBITDA (unaudited)	138,756	27,607	15,808
Impairment of goodwill and indefinite-lived intangible assets	-	31,487	-
Adjusted EBITDA (unaudited)	$138,756	$59,094	$15,808

Business drivers and measures

Revenue factors

Oil and gas industry capital expenditures.    Sales of our equipment are significantly driven by the capital spending programs of our customers. Growing worldwide demand for energy has resulted in significantly increased capital expenditures by oil and gas producers in recent years. We believe that we are well positioned for the rapid growth in the development of unconventional oil and gas resources, particularly in North America, which require utilization of technologically advanced well stimulation equipment of the nature that we provide. Although commodity price fluctuations may impact the level of oil and gas exploration activity in the long term, we believe the capital spending programs of our customers at this time continue to be strong; however, the recent short-term decrease in gas prices has caused some lessening and/or delay in demand for our products as evidenced by our equipment order backlog.  While we do not anticipate this development to significantly affect us in the first half of the year, this could result in decreased activity in the second half of Fiscal 2012. A decrease in the capital spending programs of our customers would adversely impact our equipment sales and, to a lesser extent, our aftermarket parts and service and rental sales. Approximately 70.3% and 77.6% of our revenues in Fiscal 2011 and Fiscal 2010, respectively, came from customers in the oil and gas industry.

Non-oil and gas industries.    We believe that many of the non-oil and gas industries we serve, particularly the commercial vehicle and material handling industries, provide us with opportunities to continue to grow our business.

Aftermarket parts and service demand.    We provide aftermarket parts and service and rental equipment to customers in the oil and gas, power generation, marine, mining, construction, commercial vehicle and material handling industries. These sales generated approximately 28.2% and 34.9% of our revenues during Fiscal 2011 and Fiscal 2010, respectively. We provide aftermarket parts and service for equipment manufactured by approximately 100 manufacturers, including products manufactured by us and our six key OEMs, and our aftermarket business provides us with a recurring revenue stream. Our rental revenue includes generators, compressors and material handling equipment.

Backlog.    Among the metrics we track to monitor demand in our business is equipment order backlog. We define backlog as unfilled equipment orders that consist of written purchase orders or signed contracts accompanied, if required by our credit policies, by credit support (typically down payments or letters of credit). As of January 31, 2012, our equipment order backlog was $351.6 million, compared to $375.0 million as of January 31, 2011.  Our equipment order backlog continued to increase throughout Fiscal 2011 up to October, when it reached over $400 million.  Since that time, backlog has decreased as underlying orders have been delivered.  While new equipment orders have been booked, during this time the price of gas has fluctuated and certain anticipated orders have been delayed, pending our customers’ evaluation of both the oil and gas markets and economic climate, as well as their own customers’ needs.

Backlog of $351.6 million as of January 31, 2012 included a $30.5 million equipment order received in Fiscal 2009 from an affiliate. Revenue recognition from this order is deferred until title to the equipment passes to a third party and all other revenue recognition criteria have been met. A deposit in the amount of $30.5 million is recorded as a customer deposit in our consolidated balance sheet. Included in inventories, net is $24.2 million in costs related to this order.

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

Presentation of historical financial information

Our fiscal year begins on February 1 of the stated year and ends on January 31 of the following year. For example, Fiscal 2011 began on February 1, 2011 and ended on January 31, 2012. We report results on the fiscal quarter method, with each quarter comprising approximately 13 weeks.

Operation as an LLC

We have conducted our operations through Stewart & Stevenson LLC, a limited liability company, and, as a result, U.S. federal and certain state income taxes were paid by the holders of our common units. Therefore, no U.S. federal income tax expense is recorded in our statement of operations. The amounts shown under “income taxes” in our audited consolidated financial statements reflect income tax expense associated with foreign jurisdictions and certain state taxes.

Segment presentation

Our reportable segments are as follows:

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

For more information on our segments, see “—Segment data.”

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

Customer deposits

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

We performed the first step for our annual impairment test, which compares the fair value of our reporting units to their carrying values.  The results of our Fiscal 2011 annual impairment test indicated that the fair values of our reporting units were greater than their carrying values and no impairments existed.  The results of our Fiscal 2010 annual impairment test indicated that a probable impairment existed for our Crown reporting unit.

The Fiscal 2010 results of operations for the Crown reporting unit did not achieve our expectations. In particular, the anticipated rebound for and growth in rig and well stimulation equipment sales and backlog growth for the Crown reporting unit had not reached pre-2009 levels. These assumptions were factored into our budgets and forecasts and specific sales were anticipated to occur during Fiscal 2010, including the fourth quarter, coupled with growth in backlog for these products. Because oil prices have risen, we anticipated that capital spending for land-based drilling, workover and service rigs would return and be reflected in backlog and equipment ordering trends. As a result of this prolonged downturn, our cash flow projections for Crown were substantially revised downward.

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
(Dollars in thousands)
Crown reporting unit before impairment test	$4,084	$28,653
Impairment charges	(2,834)	(28,653)
Crown reporting unit after impairment test	$1,250	$—

We recorded a $31.5 million impairment charge in our consolidated results of operations for Fiscal 2010.

Long-lived assets

Long-lived assets, which include property, plant and equipment and acquired definite-lived intangible assets, comprise a significant amount of our total assets. We carry our property, plant and equipment at cost less accumulated depreciation. Maintenance and repairs are expensed as incurred and expenditures for renewals, replacements and improvements are capitalized. We depreciate our property, plant and equipment on a straight-line basis over their estimated useful lives. Definite-lived intangibles are amortized in a manner over which the expected benefits of those assets are realized pursuant to their estimated useful lives.

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

Share-based Compensation

Compensation expense for our share-based compensation plans is measured using the fair value for these awards and amortizing to expense the fair value using the straight-line method over the vesting period for the underlying award.

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

Comparison of results of operations—Fiscal 2011 and Fiscal 2010

Sales

In Fiscal 2011, our sales were $1,324.0 million, an increase of $462.8 million, or 53.7%, compared to Fiscal 2010 sales of $861.2 million. This substantial increase in sales effectively returns our business to the levels of Fiscal 2008 and Fiscal 2007 and reflected the strong and continued growth and demand in the oil and gas industry, in particular for well stimulation equipment. The increase in equipment sales impacted both segments and we experienced increased sales for nearly all our products. Parts and service sales increased in both segments.

A breakdown of sales for the periods is as follows:

	Fiscal Year Ended January 31,		Change
	2012	2011	$	%
(Dollars in thousands)
Manufacturing segment
Equipment	$574,203	$321,008	$253,195	78.9%
Parts and service	25,022	21,386	3,636	17.0%
Total manufacturing sales	$599,225	$342,394	$256,831	75.0%

Distribution segment
Equipment	$340,734	$216,251	$124,483	57.6%
Parts and service	350,106	279,341	70,765	25.3%
Rentals	33,942	23,248	10,694	46.0%
Total distribution sales	$724,782	$518,840	$205,942	39.7%

Total sales	$1,324,007	$861,234	$462,773	53.7%

Operating profit (loss)
Manufacturing (1)	$115,215	$11,277	103,938	921.7%
Distribution	56,826	37,481	19,345	51.6%
Corporate and shared services	(51,962)	(38,204)	(13,758)	-36.0%
Total operating profit	$120,079	$10,554	$109,525

Operating profit percentage
Manufacturing (1)	19.2%	3.3%
Distribution	7.8	7.2
Consolidated	9.1%	1.2%

(1)          Fiscal 2010 operating profit for the manufacturing segment includes the impact of the $31.5 million goodwill and indefinite-lived intangible assets impairment charge for Crown.

Manufacturing segment sales increased by 75.0%, or $256.8 million, during Fiscal 2011 compared to Fiscal 2010, of which $253.2 million was related to equipment sales and $3.6 million was related to an increase in parts and service sales. The increase in equipment sales was primarily attributable to well stimulation equipment, though we recorded higher sales volumes in all categories except power generation equipment (associated with deepwater drilling rig build cycles).  Seismic products sales increased as our customer’s business has grown significantly over the past year. The table below reflects our manufacturing equipment sales as follows:

	Fiscal Year Ended January 31,		Change
	2012	2011	$	%
(Dollars in thousands)
Manufacturing equipment sales
Well stimulation	$492,034	$275,271	$216,763	78.7%
Rigs	33,626	14,673	18,953	129.2%
Seismic products	30,510	6,192	24,318	392.7%
Electric products	12,140	5,382	6,758	125.6%
Power generation	4,156	17,889	(13,733)	-76.8%
Other	1,737	1,601	136	8.5%
Total equipment sales	$574,203	$321,008	$253,195	78.9%

Distribution segment sales increased by $205.9 million to $724.8 million in Fiscal 2011 compared to $518.8 million in Fiscal 2010. The increase in distribution sales was due to increased equipment sales of $124.5 million, parts and service of $70.7 million and rentals of $10.7 million. All distribution products recognized increases in sales over the prior year.  These increases were driven primarily by the oil and gas industry customers’ replacement of equipment components for their products due to increased use and service intensity.  We experienced high demand for power generation equipment in connection with non-conventional oil and gas plays. Equipment sales increased due to the following changes in our distribution products:

	Fiscal Year Ended January 31,		Change
	2012	2011	$	%
(Dollars in thousands)
Distribution equipment sales
Transmissions	$79,120	$47,661	$31,459	66.0%
Prime movers	73,519	34,488	39,031	113.2%
Power generation	67,913	48,427	19,486	40.2%
Material handling	44,843	31,099	13,744	44.2%
Engines	39,506	28,845	10,661	37.0%
Rail car movers	15,277	11,638	3,639	31.3%
Other	20,556	14,093	6,463	45.9%
Total equipment sales	$340,734	$216,251	$124,483	57.6%

Gross profit

Our gross profit was $257.6 million for Fiscal 2011 compared to $145.3 million for Fiscal 2010, reflecting an increase in gross profit margin from 16.9% to 19.8%. Our gross profit margin increased by 2.9 points due to higher sales volumes and product mix. The manufacturing segment gross profit margin increased from 17.0% to 23.1%, an increase of 6.1 points that was driven by an overall strong demand for our equipment. The distribution segment gross profit margin decreased from 16.8% to 16.5% and reflected both product mix and a competitive environment.

Selling and administrative expenses

Selling and administrative expenses increased by $32.9 million to $137.2 million for Fiscal 2011, primarily as a result of increases in salaries and wages attributable to increased headcount, a company-wide pay increase as of February 1, 2011 of approximately 4% and increased bonus accruals ($19.8 million), expenses related to our proposed initial public offering ($2.8 million), share-based compensation expense ($2.0 million), travel, new product development costs, depreciation and as a result of the inclusion of operations of EMDSI, all of which totaled approximately $5.2 million.  These increases were partially offset by decreases in bad debt and legal and professional expenses. The remaining increase is attributable to, and reflective of, the overall increase in our business activity. As a result, selling and administrative expenses as a percentage of sales decreased to 10.4% in Fiscal 2011 from 12.1% for Fiscal 2010.

Other (income) expense, net

Other (income) expense, net decreased by $1.3 million to expense of $0.3 million for Fiscal 2011, mainly as the result of gains associated with foreign currency derivative instruments in Fiscal 2010 and higher losses with foreign currency transactions associated with our foreign subsidiaries in Fiscal 2011 as compared to Fiscal 2010. Our foreign subsidiaries in Canada, Colombia and Venezuela generated 5.0%, 3.2% and 0.2%, respectively, of our sales for Fiscal 2011.

Operating profit

Our operating profit increased to $120.1 million, or 9.1% of sales, during Fiscal 2011 from $10.6 million, or 1.2% of sales, in Fiscal 2010, primarily as the result of higher sales volumes and gross profit margins partially offset by higherer selling and administrative expenses.  In addition, operating profit in Fiscal 2010 was significantly reduced by the impact of the goodwill and indefinite-lived intangible assets impairment charge of $31.5 million. See discussion of this impairment above under  “Critical accounting policies—Goodwill and indefinite-lived intangible assets.”

Interest expense, net

Interest expense, net for Fiscal 2011 remained flat at $19.9 million compared to Fiscal 2010.  While our borrowings increased from Fiscal 2010, the majority of this increase occurred in the fourth quarter of Fiscal 2011 and interest rates were lower in Fiscal 2011 as compared to Fiscal 2010.

Comparison of results of operations—Fiscal 2010 and Fiscal 2009

Sales

In Fiscal 2010, our sales were $861.2 million, an increase of $172.6 million, or 25.1%, compared to Fiscal 2009 sales of $688.7 million. The increase in sales impacted both segments and was attributable primarily to an overall increase in equipment sales in the manufacturing segment to customers in the oil and gas industry for our well stimulation equipment. Parts and service sales increased in both segments and higher transmission sales for oilfield equipment were primarily responsible for the increase in equipment sales for the distribution segment.

A breakdown of sales for the periods is as follows:

	Fiscal Year Ended January 31,		Change
	2011	2010	$	%
(Dollars in thousands)
Manufacturing segment
Equipment	$321,008	$230,796	$90,212	39.1%
Parts and service	21,386	15,558	5,828	37.5%
Total manufacturing sales	$342,394	$246,354	$96,040	39.0%

Distribution segment
Equipment	$216,251	$164,846	$51,405	31.2%
Parts and service	279,341	258,082	21,259	8.2%
Rentals	23,248	19,394	3,854	19.9%
Total distribution sales	$518,840	$442,322	$76,518	17.3%

Total sales	$861,234	$688,676	$172,558	25.1%

Operating profit (loss)
Manufacturing (1)	$11,277	$15,875	(4,598)	-29.0%
Distribution	37,481	23,640	13,841	58.5%
Corporate and shared services	(38,204)	(42,109)	3,905	9.3%
Total operating profit	$10,554	$(2,594)	$13,148

Operating profit percentage
Manufacturing (1)	3.3%	6.4%
Distribution	7.2	5.3
Consolidated	1.2%	(0.4)%

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

	Fiscal Year Ended January 31,		Change
	2011	2010	$	%
(Dollars in thousands)
Manufacturing equipment sales
Well stimulation	$275,271	$60,016	$215,255	358.7%
Power generation	17,889	116,749	(98,860)	-84.7%
Rigs	14,673	42,215	(27,542)	-65.2%
Seismic products	6,192	2,220	3,972	178.9%
Electric products	5,382	6,931	(1,549)	-22.3%
Other	1,601	2,665	(1,064)	-39.9%
Total equipment sales	$321,008	$230,796	$90,212	39.1%

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

	Fiscal Year Ended January 31,		Change
	2011	2010	$	%
(Dollars in thousands)
Distribution equipment sales
Power generation	$48,427	$48,348	$79	0.2%
Transmissions	47,661	17,769	29,892	168.2%
Prime movers	34,488	26,962	7,526	27.9%
Material handling	31,099	24,609	6,490	26.4%
Engines	28,845	32,631	(3,786)	-11.6%
Rail car movers	11,638	8,390	3,248	38.7%
Other	14,093	6,137	7,956	129.6%
Total equipment sales	$216,251	$164,846	$51,405	31.2%

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

Operating profit

Our operating profit increased to $10.6 million, or 1.2% of sales, during Fiscal 2010 from an operating loss of $2.6 million, or 0.4% of sales, in Fiscal 2009, primarily as the result of higher sales volumes, gross profit margins and lower selling and administrative expenses; however, operating profit margin was significantly reduced by the impact of the goodwill and indefinite-lived intangible assets impairment charge of $31.5 million. See discussion of this impairment in Item 7— “Critical accounting policies—Goodwill and indefinite-lived intangible assets.”

Interest expense, net

Interest expense, net for Fiscal 2010 decreased by $0.6 million compared to Fiscal 2009, primarily as a result of lower interest expense due to lower outstanding borrowings and interest rates for our revolving credit facility during Fiscal 2010, which was partially offset by higher interest income during Fiscal 2009.

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

Segment results comparison—Fiscal 2011 and Fiscal 2010

Manufacturing

Operating profit generated by our manufacturing segment increased to $115.2 million, or 19.2% of sales, for Fiscal 2011, from $11.3 million, or 3.3% of sales for Fiscal 2010. The $103.9 million increase in operating profit was attributable to increases of $59.3 million in sales volume, $20.7 million in higher average profit margins and a $0.5 million decrease in other expense, partially offset by an increase of $8.1 million in sales and administrative expense. In addition, operating profit in Fiscal 2010 was impacted by an impairment charge of $31.5 million. The increase in selling and administrative expenses primarily related to higher salaries and wages, including bonus expense, new product development and facility costs.

Our manufacturing backlog as of January 31, 2012 was $196.9 million, as compared to $273.6 million on January 31, 2011, a decrease of 28.0%. Backlog of $196.9 million as of January 31, 2012 included a $30.5 million equipment order received in Fiscal 2009 from an affiliate. Revenue recognition from this order is deferred until title to the equipment passes to a third party and all other revenue recognition criteria have been met. A deposit in the amount of $30.5 million is recorded as a customer deposit in our consolidated balance sheet. Included in inventories, net is $24.2 million in costs related to this order.

Distribution

Operating profit generated by the distribution segment increased to $56.8 million in Fiscal 2011 from $37.5 million in Fiscal 2010, representing an increase in operating profit percentage from 7.2% to 7.8%. The $19.3 million increase in operating profit was attributable to increases of $33.9 million in sales volume, partially offset by increases of $12.5 million in selling and administrative expenses, $1.6 million decrease in average gross profit margin and an increase of $0.5 million in other expense.  The decrease in average gross profit margin reflected both product mix and the competitive environment in which this segment operates.  The increase in selling and administrative expenses primarily related to higher salaries and wages, including bonus expense, depreciation and travel expenses.

Our distribution backlog as of January 31, 2012 was $154.7 million, as compared to $101.4 million on January 31, 2011 an increase of 52.6%.

Corporate and shared services

Corporate and shared services expenses increased to $52.0 million in Fiscal 2011 compared to $38.2 million in Fiscal 2010, primarily as a result of increases in salaries and wages, including bonus expense, increased headcount and an approximate 4% salary increase at the beginning of Fiscal 2011, expenses related to our proposed initial public offering, share-based compensation expense and travel, partially offset by decreases in legal and other expenses. As a result of higher sales volumes, corporate and shared services expenses decreased from 4.4% to 3.9% as a percentage of sales.

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

Our manufacturing backlog as of January 31, 2011 was $273.6 million, as compared to $158.6 million on January 31, 2010, an increase of 72.5%. Backlog of $273.6 million as of January 31, 2011 included a $37.5 million equipment order received in Fiscal 2009 from an affiliate. Revenue recognition from this order is deferred until title to the equipment passes to a third party and all other revenue recognition criteria have been met. A deposit in the amount of $31.2 million is recorded as a customer deposit in our consolidated balance sheet. Included in inventories, net is $29.5 million in costs related to this order, and no amounts have been recorded in the consolidated statement of operations for this transaction to date.

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

Cash Flows

	Fiscal Year Ended January 31,
	2012	2011	2010
(Dollars in thousands)
Net cash provided by operating activities	$29,526	$56,864	$66,321
Net cash used in investing activities	(55,374)	(14,924)	(2,940)
Net cash provided by (used in) financing activities	20,879	(36,150)	(63,733)

As of January 31, 2012, our cash and cash equivalent balance was $4.2 million. The level of cash and cash equivalents is impacted by the timing of cash receipts, disbursements and borrowings and payments under our revolving credit facility.

Fiscal 2011 compared to Fiscal 2010

Operating cash flow for Fiscal 2011 decreased by $27.3 million compared to Fiscal 2010. While we generated a significant increase in net earnings in Fiscal 2011, increased cash flow was used to fund our working capital needs, particularly the increase in inventory driven by our increased business activity.  Due to the timing and receipt of customer deposits, including the overall decrease in equipment backlog, and purchasing of inventory, customer deposits did not fund a significant portion of the increase in inventory.  Thus, increased accounts payable resulted to fund this increase in inventory.  In addition, inventory orders have been placed to ensure product availability and adherence to build and delivery schedules into Fiscal 2012.  The increase in accounts receivable further reduced cash flow from operations due to the timing of billings and collections.

Cash flow used in investing activities increased by $40.5 million for Fiscal 2011 compared to Fiscal 2010. This increase is due to the EMDSI Acquisition and substantial additions to our rental equipment, along with increased capital expenditures.

Financing cash flow increased by $57.0 million for Fiscal 2011 compared to Fiscal 2010 and primarily relates to increased borrowings in Fiscal 2011 under our revolving credit facility. In addition, our net earnings resulted in distributions to our unitholders for their tax obligations in the amount of $28.1 million.  The increase in our revolving credit facility borrowings were used, in part, to fund the increase in working capital, particularly inventory, and distributions to our unitholders for their tax obligations.

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

Financing sources

We renewed in December 2011 our $250 million asset-based revolving credit facility, which is expandable by a $125 million accordion, and it is secured by substantially all accounts receivable, inventory and property, plant and equipment of the Company and expires in December 2016. Borrowings bear interest based on a pricing grid that is determined by the available borrowing capacity under the revolving credit facility and the interest rate selected: LIBOR plus a margin ranging from 1.75% to 2.25% per annum or Prime Rate plus a margin ranging from 0.75% to 1.25%. These ranges may be further reduced by 0.25% (25 basis points) based on our leverage ratios, all as specified further in the credit agreement.  Commitment fees are charged for the undrawn portion of the revolving credit facility based on the usage of the revolving credit facility with 0.50% per annum being charged for usage less than or equal to 35% ($87.5 million) and 0.375% per annum being charged for usage greater than 35%. Interest payments are due monthly, or as LIBOR contracts expire. The revolving credit facility also has a $50.0 million sub-facility which may be used for letters of credit. The credit agreement limits available borrowings to certain percentages of our assets. As of January 31, 2012, there were $26.4 million of letters of credit outstanding. Based on the outstanding borrowings, letters of credit issued and the terms of the asset-based revolving credit facility, our available borrowing capacity was approximately $104.9 million at January 31, 2012. As required by the terms of the revolving credit facility, our available borrowing capacity is required to be reduced by the principal amount of senior notes outstanding plus $25 million in the event the senior notes are not repaid by the date which is 60 days prior to their stated maturity of July 2014 or the maturity of the senior notes is not otherwise extended to at least 90 days beyond the maturity of the revolving credit facility.

In June 2006, we issued $150.0 million in principal amount of 10% Senior Notes due 2014. The senior notes are unsecured and are guaranteed on an unsecured basis by our domestic restricted subsidiaries. The senior notes mature on July 15, 2014, and interest is payable semi-annually on January 15 and July 15.

Borrowings under our revolving credit facility and our senior notes were as follows as of the dates indicated:

	As of January 31
	2012	2011
(Dollars in thousands)
Revolving credit facility	$86,772	$35,181
Unsecured senior notes	150,000	150,000
Total	$236,772	$185,181

The revolving credit facility and the senior notes contain financial and operating covenants with which we must comply during the terms of the agreements. These covenants include the maintenance of certain financial ratios, restrictions related to the incurrence of certain indebtedness and investments, and prohibition of the creation of certain liens. We were in compliance with all covenants as of January 31, 2012. The financial covenant for the revolving credit facility requires that we maintain a fixed charge coverage ratio, as defined in the agreement, of at least 1.1 to 1.0; however, this covenant does not take effect until our available borrowing capacity is $25.0 million or less. The covenants in the senior notes indenture require that, if we were to incur additional indebtedness, pay dividends or make certain other restricted payments (in each case, subject to various exceptions set forth in the indenture), after giving effect to the incurrence of such additional indebtedness, we have a fixed charge coverage ratio, as described in the indenture, of at least 2.5 to 1.0.

Capital expenditures

Our estimated capital expenditures for Fiscal 2012 are not anticipated to exceed $38.0 million, with up to $12.0 million of this amount available for additions to our rental fleet.

Contractual obligations and commitments

The following table summarizes the scheduled maturities under our revolving credit facility and our senior notes and our expected payments for other significant contractual obligations as of January 31, 2012:

Description	Fiscal 2012	Fiscal 2013	Fiscal 2014	Fiscal 2015	Fiscal 2016	Thereafter	Total
(Dollars in thousands)
Senior note obligations	$-	$-	$150,000	$-	$-	$-	$150,000
Revolving credit facility	-	-	-	-	86,772	-	86,772
Notes payable (1)	6,948	-	-	-	-	-	6,948
Interest on senior debt (1)	17,721	17,721	10,221	2,721	2,494	-	50,878
Operating leases:
Equipment	707	504	66	17	-	-	1,294
Property	3,476	2,505	1,983	1,576	888	2,381	12,809
Vehicles	2,602	1,893	1,692	879	16	-	7,082
	$6,785	$4,902	$3,741	$2,472	$904	$2,381	$21,185

Total	$31,454	$22,623	$163,962	$5,193	$90,170	$2,381	$315,783

(1)          Interest in respect of our revolving credit facility and notes payable is calculated assuming the outstanding balance and the current average borrowing rate at January 31, 2012 remain unchanged over the terms of the agreements.

Off-balance sheet arrangements

We did not have material off-balance sheet arrangements as of January 31, 2012. We lease certain facilities and equipment from third parties under operating lease arrangements. For more information about these leases, see Note 11 to our audited consolidated financial statements included elsewhere in this Annual Report.

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

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-05, “Presentation of Comprehensive Income” which requires that all nonowner changes in equity be presented in a single continuous statement of comprehensive income or in two separate but consecutive statements. This accounting update is effective for interim and annual periods beginning after December 15, 2011 and is to be applied retrospectively. We plan to adopt this accounting update effective February 1, 2012.

In September 2011, the FASB issued ASU No. 2011-08, “Intangibles-Goodwill and Other.” This accounting update provides companies with the option to make a qualitative evaluation about the likelihood of goodwill impairment. A company will be required to perform the two-step impairment test only if it concludes that the fair value of a reporting unit is more likely than not (i.e., more than 50% likelihood) less than its carrying value. This accounting update is effective for goodwill impairment tests performed in interim and annual periods for fiscal years beginning after December 15, 2011, with early adoption permitted. We will adopt this update in conjunction with our Fiscal 2012 annual impairment evaluation performed in the fourth quarter.

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

Foreign Exchange Risk

Our international subsidiaries in Colombia and Venezuela transact most of their business in their respective local currencies, while our Canadian subsidiary conducts its business in both Canadian and U.S. dollars. Revenues generated by our Canadian, Colombian and Venezuelan subsidiaries comprised 5.0%, 3.2% and 0.2%, respectively, of our total revenue during Fiscal 2011. Our results of operations were not significantly impacted by changes in currency exchange rates.

A 10% depreciation of the Canadian dollar with respect to the U.S. dollar would have caused our Canadian subsidiary’s assets and sales as of and for the year ended January 31, 2012 to decrease in U.S. dollar terms by approximately $3.1 million and $6.5 million, respectively. A 10% depreciation of the Colombian peso with respect to the U.S. dollar would have caused our Colombian subsidiary’s assets and sales as of and for the year ended January 31, 2012 to decrease in U.S. dollar terms by approximately $2.5 and $3.9 million, respectively.

On January 10, 2010, the Venezuelan government devalued its currency from 2.15 Bolivars per U.S. dollar to 4.30 Bolivars per U.S. dollar (“the official rate”) and the Venezuelan economy has since been designated as hyperinflationary. We have historically utilized the official rate for our Venezuelan operations. Beginning February 1, 2010, we utilized the U.S. dollar as the functional currency for our Venezuelan subsidiary and remeasured its financial statements into U.S. dollars at the official rate. Accordingly, using “hyperinflationary accounting,” we recognized the related losses or gains from such remeasurement of its balance sheet in the consolidated statements of its operations. During Fiscal 2011, the official rate for Venezuela did not fluctuate significantly. As a result, the effect of remeasuring our Venezuelan subsidiary was insignificant.

At January 31, 2011, we evaluated the rate at which we remeasure our Venezuelan subsidiary and concluded that based on the continued slow-down of its economy and resultant constraints presently impacting the banking environment and associated limitations therein, that the SITME rate of 5.30 Bolivars per U.S. dollar was a more appropriate remeasurement rate. The result of this change in remeasurement rate did not have a material impact to our financial statements. The total assets for our Venezuela subsidiary are approximately $1.5 million at January 31, 2012.

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

Management’s Report on Internal Control Over Financial Reporting

Management of the Company, including the CEO and CFO, is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934, as amended. Our internal controls were designed to provide reasonable assurance as to (i) the reliability of our financial reporting and (ii) the reliability of the preparation and presentation of the consolidated financial statements for external purposes in accordance with accounting principles generally accepted in the United States.

We conducted an evaluation of the effectiveness of our internal control over financial reporting as of January 31, 2012 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. There are inherent limitations in the effectiveness of any system of internal control over financial reporting; however, based on our evaluation, we have concluded that our internal control over financial reporting was effective as of January 31, 2012.

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting, which is not required by voluntary filers pursuant to the rules of the Securities and Exchange Commission.

Changes in Internal Control over Financial Reporting

Management, including our CEO and CFO, evaluated the changes in our internal control over financial reporting during the fiscal year ended January 31, 2012. We determined that there were no changes in our internal control over financial reporting during the fiscal year ended January 31, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    Other Information

None.

PART III

ITEM 10.    Directors, Executive Officers and Corporate Governance

Executive Officers and Directors

The following table sets forth information with respect to our directors and executive officers as of April 25, 2012:

Name	Age	Position(s)
Hushang Ansary	84	Chairman of the Board of Directors and of the Executive Committee
Frank Carlucci	81	Vice Chairman and Director
Robert L. Hargrave	71	Vice Chairman and Director
Steve Fulgham	51	Chief Executive Officer and Director
John B. Simmons	59	Chief Financial Officer and Director
Andrew M. Cannon	38	Chief Accounting Officer
Kenneth W. Simmons	56	President Stewart & Stevenson Distribution
David E. Christensen	57	President Stewart & Stevenson Manufacturing Technologies
Nina Ansary	45	Director
James Crystal	74	Director
Munawar Hidayatallah	67	Director
John Macomber	84	Director
Anthony G. Petrello	57	Director
J Robinson West	65	Director

Hushang Ansary (Chairman).    Mr. Ansary is a Houston-based oil industry entrepreneur and philanthropist. He has been our Chairman of the Board of Directors and of the Executive Committee since January 2006. He has served as Chairman of the Board of Parman Capital Group LLC since December 2005 and is our principal stockholder. From March 1995 to June 2000, Mr. Ansary was Chairman and Chief Executive Officer of IRI International Corporation (IRI), a New York Stock Exchange oilfield equipment company. From June 2000 to March 2005, Mr. Ansary served on the board of directors of National Oilwell, Inc. Mr. Ansary is a former Economic and Finance Minister of Iran, Iranian Ambassador to the United States and Chairman and Chief Executive Officer of National Iranian Oil Company.

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

Kenneth W. Simmons (President Stewart & Stevenson Distribution).    Mr. Simmons has been our President Distribution since November 2011.  Prior to that, he was Vice President of Domestic Sales and Aftermarket from November 2006 to November 2011. From January 2006 to October 2006, he served as Vice President of North Region Distribution and Rental Operations. From January 2005 to January 2006, Mr. Simmons was Vice President of North Region Distribution Rental Operations and from August 2003 to December 2004, Regional Operations Manager at Stewart & Stevenson & Stevenson Services, Inc. Mr. Simmons was Chief Operating Officer of USA Compression from March 2001 to March 2003.

David E. Christensen (President Stewart & Stevenson Manufacturing Technologies).    Mr. Christensen has been our President Manufacturing Technologies since November 2011. Prior to that, he was Senior Vice President—Manufacturing and Engineering from May 2008 to November 2011 and Vice President of Engineering from May 2006 to April 2008. From June 2001 to April 2006, he served as the General Manager of the Utility Equipment Division of Stewart & Stevenson Services, Inc. Mr. Christensen served in various other roles since his employment with Stewart & Stevenson in October 1981.

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

Anthony G. Petrello (Director).    Mr. Petrello has been a member of our board of directors since March 2011. Mr. Petrello assumed the role of Chief Executive Officer of Nabors Industries Ltd. in October 2011.  Prior to that, he was the Chief Operating Officer, Mr. Petrello continues as President, a position he has held since 1992.  He has been a director of Nabors Industries Ltd. since 1991 and its Deputy Chairman since 2003.

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

Director Independence

Our board of directors has determined that each of Messrs. Carlucci, Crystal, Hidayatallah, Macomber, Petrello and West is an “independent” director within the meaning of the applicable rules of the SEC.

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

Director Compensation

Directors who are also full-time officers or employees of our company receive no additional compensation for serving as directors. All other directors receive an annual retainer of $60,000. Each non-employee director also receives an annual fee of $10,000 for serving as the chair of a standing committee, with the exception of the chair of the audit committee, who receives an annual fee of $15,000. In addition, each director who otherwise serves on a committee receives an annual fee of $5,000. For a discussion of equity awards made to our non-executive directors, see See “Item 11. Executive Compensation—Director Compensation.”

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

ITEM 11.    Executive Compensation

Compensation Philosophy and Objectives

The primary objectives of our compensation policies with respect to executive compensation are to attract and retain the best possible executives to lead us and to properly motivate these executives to perform at the highest levels of which they are capable. Compensation levels established for our named executive officers are designed to promote loyalty and long-term commitment to us and the achievement of our goals, to motivate the best possible performance and to reward achievement of budgetary goals to the extent such responsibility is within the executive’s job description.

Role of Compensation Committee

Our compensation committee is responsible for reviewing, and modifying when appropriate, the overall goals and objectives of our executive compensation programs, as well as our levels of compensation. In addition, our compensation committee is responsible for evaluating the performance and approving the compensation level of each of our executive officers, taking into account the recommendations of the Chairman, who does not participate in the Incentive Plan. Our compensation committee did not engage the services of an independent compensation advisor in connection with compensation decisions made in Fiscal 2011.

Compensation Components

Our named executive officer compensation program consists of the following elements:

Base Salary

The primary component of compensation of our named executive officers is base salary. We believe that the base salary element is required in order to provide our named executive officers with a stable income stream that is commensurate with their responsibilities and the competitive market conditions. The base salary levels of our named executive officers with respect to Fiscal 2011 were established based upon: (i) the individual’s particular background and circumstances, including experience and skills, (ii) our knowledge of competitive factors within the industry in which we operate, (iii) the job responsibilities of the individual, (iv) our expectations as to the performance and contribution of the individual and our judgment as to the individual’s potential future value to us and (v) existing base salary levels. In establishing the current base salary levels, we did not engage in any particular benchmarking activities or engage any outside compensation advisors. Base salaries generally remained unchanged from the end of Fiscal 2008 through Fiscal 2010, although an across the board pay cut, ranging from 5% to 20%, was implemented in March 2009 as a response to the economic downturn in the global economy. In August 2010, due to improved economic conditions affecting our industry, we restored the base salaries of all of our employees, including our named executive officers, to previous levels, except for Mr. Ansary and Mr. Hargrave, who voluntarily continued their salary reductions. In addition, for Fiscal 2011, Mr. Ansary voluntarily reduced his salary a further $0.5 million, in order to offset increases in the costs of certain health insurance benefits for all employees. In Fiscal 2011, Mr. Hargrave’s base salary was restored.

We expect that in future years, base salary levels for our named executive officers will be established based upon the factors described above as well as additional factors including prior year’s performance, the individual’s length of service to us and other elements that we determine to be relevant at the time. Mr. Ansary plays a major role in creating our organic and acquisitive growth opportunities, expanding our international presence and the achieving of our global strategic objectives. Mr. Ansary’s base salary for Fiscal 2010, before giving effect to the reduction effected in Fiscal 2009 and voluntarily continued in Fiscal 2010 and to the further voluntary reduction in Fiscal 2011, was established in light of his unique role in our company. Pursuant to the terms of our revolving credit facility, Mr. Ansary’s total compensation for any fiscal year may not exceed $5 million, provided that after consummation of an initial public equity offering, any change in Mr. Ansary’s total compensation will be subject only to the approval of our board of directors. On November 6, 2007, we entered into an employment agreement with Mr. Ansary pursuant to which Mr. Ansary’s annual base salary will continue, subject to voluntary reductions, to be not less than $2.0 million.

Bonus

Historically, our practice has been to award discretionary cash bonuses to our named executive officers.  In the face of the global financial turmoil and economic downturn, we discontinued our previously reported bonus practice of awarding our executives discretionary cash bonuses. Accordingly, no cash bonuses or discretionary cash bonuses were awarded to the named executive officers for Fiscal 2009 or Fiscal 2008. We resumed cash and discretionary cash bonuses in Fiscal 2010, due to improved economic conditions affecting our industry.

With respect to executive bonuses for Fiscal 2011 and future years, absent extraordinary circumstances, it will be our practice to provide our named executive officers discretionary cash bonuses and equity awards in years when our Board-approved EBITDA target is achieved. Any such cash bonuses and equity awards are expected to be comparable to the median of those generally awarded by a peer group of companies, currently consisting of Schlumberger, Ltd., National Oilwell Varco, Inc., Weatherford International Ltd. and Baker Hughes Incorporated, to their executives for achievement of performance measures.

In Fiscal 2011, our Board-approved EBITDA target was $122.0 million, and our actual EBITDA was $138.8 million.  As a result of our achievement of the Board-approved EBITDA target, we awarded a discretionary cash bonus to each of our named executive officers, other than Mr. Fulgham, in the respective amounts set forth in the “2011 Summary Compensation Table” below. In addition, notwithstanding that Mr. Fulgham’s employment agreement does not entitle him to any bonus (other than the signing bonus described below), on the recommendation of the Chairman and with the approval of the compensation committee, we awarded him a cash bonus in the amount set forth in the “2011 Summary Compensation Table” below. We determine the amount of the discretionary bonus paid to each of our named executive officers based on the following factors: (a) the achievement of an EBITDA goal established specifically for the purpose of qualifying the named executive officers for a cash bonus; (b) the scope of each individual’s responsibilities; (c) the efforts of each individual during the fiscal year; and (d) the importance of retaining qualified executives in a competitive market. In determining discretionary bonuses, we do not employ any formula, nor do we assign a particular weight to any factor. In addition, we do not make qualitative comparisons (or employ other comparative benchmarks) among or between the named executive officers.

In addition, we awarded Mr. Fulgham a cash signing bonus of $850,000 pursuant to the terms of his employment agreement with us, which employment agreement was entered into when he became our Chief Executive Officer effective February 1, 2011. The amount of this signing bonus was determined based on arms-length negotiations between us and Mr. Fulgham.

401(k) Plan

We maintain a retirement savings plan, or a 401(k) Plan, for the benefit of all eligible employees. Currently, employees may elect to defer their compensation up to the statutorily prescribed limit. During Fiscal 2011, we matched 35% of employee contributions to the 401(k) Plan, capped at 6% of the employee’s salary. Effective for Fiscal 2012, the employer match is 50% of employee contributions, capped at 6%. An employee’s interests in his or her deferrals are 100% vested when contributed. The 401(k) Plan is intended to qualify under Sections 401(a) and 501(a) of the Internal Revenue Code. As such, contributions to the 401(k) Plan and earnings on those contributions are not taxable to the employees until distributed from the 401(k) Plan, and all contributions are deductible by us when made. We provide this benefit to our executive officers because it is a benefit we provide to all of our eligible employees and it is provided to our executive officers on the same basis as all other eligible employees.

Executive Officer Benefits

We provided our executive officers with the following benefits: (i) payment of life insurance premiums, (ii) payment of medical insurance premiums, (iii) payment of accidental death and dismemberment insurance premiums and (iv) payment of long term disability insurance premiums in previous years and for a portion of Fiscal 2010, but discontinued this practice for Fiscal 2011 due to recent regulatory changes. We pay for the parking expenses of our executive officers at our headquarters.

Amended and Restated 2007 Incentive Compensation Plan

The purpose of the Amended and Restated 2007 Incentive Compensation Plan (the “Incentive Plan”) is to attract, reward and retain qualified personnel, and to provide incentives for our directors, officers and employees to set forth maximum efforts for the success of our business. Our Incentive Plan permits the granting of awards in the form of options to purchase units, unit appreciation rights, restricted units, performance units and senior executive plan bonuses (which may be in units and/or cash).

Subject to certain adjustments that may be required from time to time to prevent dilution or enlargement of the rights of participants in the Incentive Plan, a maximum of 2,801,120 units are available for grants of all equity awards under the Incentive Plan. The units to be issued under the Incentive Plan consist of treasury units or authorized but unissued units. If any units are subject to an award that expires or are forfeited, then such units will, to the extent of any forfeiture or termination, again be available for making awards under the Incentive Plan. The Incentive Plan provides that units that were covered by an award the benefit of which is paid in cash instead of units will again be available for issuance under the Incentive Plan. The following units will not be added back to the aggregate Incentive Plan limit: (1) units tendered in payment of the option exercise price; (2) units withheld by us to satisfy a tax withholding obligation; and (3) units that are repurchased by us with unit option proceeds. Further, all units covered by a unit appreciation right that is exercised and settled in units, whether or not all units are actually issued to the participant upon exercise of the right, will be considered issued or transferred pursuant to the Incentive Plan.

The performance goals applicable to any award under the Incentive Plan in respect of any participant who is or is likely to become a “covered employee” within the meaning of Section 162(m) of the Internal Revenue Code will be based on specified levels of, growth in, or performance relative to peer company or peer company group performance in one or more of the following categories (excluding extraordinary or non-recurring items unless otherwise specified): (a) profitability measures; (b) revenue or sales measures; (c) business unit performance; (d) leverage measures; (e) stockholder return; (f) expense management; (g) asset and liability measures; (h) individual performance; (i) supply chain efficiency; (j) customer satisfaction; (k) productivity measures; (l) cash flow measures; (m) return measures; and (n) product development and/or performance.

Awards under the Incentive Plan are subject to the following limitations: (A) the aggregate maximum number of units issued upon the exercise of incentive unit options is 2,801,120; (B) the aggregate maximum number of units issued with respect to restricted units, or performance units is 1,400,560 units; (C) the maximum number of units granted to a participant during any calendar year that may be subject to options or appreciation rights is 560,224 units; (D) the maximum number of units granted to a participant during any calendar year that may be subject to qualified performance-based awards of performance units or restricted units is 560,224 units; (E) the maximum aggregate cash value of qualified performance-based awards of performance units awarded to any participant in any calendar year is $5,000,000; and (F) the maximum aggregate cash value of qualified performance-based awards to any participant in any calendar year under the Senior Executive Plan (as defined in the Incentive Plan) intended to qualify as “performance-based compensation” within the meaning of Section 162(m) of the Internal Revenue Code is $5,000,000.

Our compensation committee administers the Incentive Plan. Pursuant to its authority under the Incentive Plan, the compensation committee has the ability to, among other things: select individuals to receive awards; select the types of awards to be granted; determine the terms and conditions of the awards, including the number of units, the purchase price or exercise price of the awards, if any, and restrictions and performance goals, if any, relating to any award; establish the time when the awards and/or restrictions become exercisable, vest or lapse; and make all other determinations deemed necessary or advisable for the administration of the plan.

While our board of directors may terminate or amend the Incentive Plan at any time, no amendment may adversely impair the rights of grantees with respect to outstanding awards. In addition, an amendment will be contingent on approval of our unitholders to the extent required by law or the rules of the principal national securities exchange on which our units are traded or quoted. Unless terminated earlier, the Incentive Plan will terminate on the tenth anniversary of the date on which it was approved by our unitholders, after which no further awards may be made under the Incentive Plan, but will continue to govern unexpired awards.

In connection with the adoption and approval of the Incentive Plan, the compensation committee of the board made certain grants of restricted units to four of our then-current non-executive directors and to Mr. Hargrave, our Vice Chairman. The grants to our four then-current non-executive directors totaled 134,454 restricted units vesting in five (5) 26,891 unit tranches, with each such tranche vesting upon board service for a complete fiscal year. The grant to Mr. Hargrave totalled 33,613 restricted units vesting in five (5) 6,723 unit tranches, with each tranche vesting upon employment for a complete fiscal year. The grant to Mr. Hargrave was also subject to the achievement of net pre-tax income growth in the relevant fiscal year that exceeded the median net pre-tax income growth of a peer group of companies consisting of Schlumberger, Ltd., National Oilwell Varco, Inc., Weatherford International Ltd., and Cameron International Corp. This performance condition was met for Fiscal 2011 (we achieved net pre-tax income growth of 1,173.6% versus the peer median and net pre-tax income growth of 22.4%) and 6,723 units vested; however, this performance condition was not met for Fiscal 2009 or Fiscal 2008 and those tranches were forfeited. All grants are subject to (i) the completion of an initial public equity offering and (ii) accelerated vesting upon a change-in-control of the Company. No expense has been recognized for these grants because the contingent condition has not occurred and as of January 31, 2012, diluted earnings per unit excluded 228,571 contingent unvested restricted units.

In addition, we made two grants of equity awards to Mr. Fulgham in Fiscal 2011 in connection with his becoming our Chief Executive Officer, each of which was the subject of arms-length negotiations between us and Mr. Fulgham. The first was a grant of 154,062 fully vested common units made on May 31, 2011. The second was options to purchase 112,045 common units, which grant was made on May 31, 2011. These options have a 10-year term, vest on the first anniversary of the date of grant, subject to the achievement of a Board-approved EBITDA target for Fiscal 2011 of $122.0 million (our actual EBITDA was $138.8 million), and have an exercise price of $11.00. Mr. Fulgham will also receive, subject to continued employment, additional grants of options to purchase 112,045 common units in each of Fiscal 2012, Fiscal 2013 and Fiscal 2014 that will vest subject to the achievement of a Board-approved EBITDA target for each of these Fiscal years, for a total award of options to purchase 448,179 common units.

Employment Agreements

Except for Messrs. Ansary and Fulgham, with whom we maintain employment agreements, none of our other named executive officers are party to written or unwritten employment agreements or severance or change in control arrangements with us. For more information on our employment agreements with Messrs. Ansary and Fulgham, see the narrative to the “2011 Grants of Plan-Based Awards Table” below.

Compensation Committee Report

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis contained in this Annual Report on Form 10-K with management. Based on the review and discussion referred to above, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Form 10-K.

The Compensation Committee

John D. Macomber, Chair
Frank C. Carlucci
Munawar H. Hidayatallah

2011 Summary Compensation Table

The following table sets forth the compensation of our most highly compensated executive officers, which include our chief executive officer, for Fiscal 2011, 2010 and 2009. We refer to these individuals as our named executive officers.

Name and Principal Position	Fiscal Year	Salary (1)	Cash Bonus	Stock Awards (2)	Option Awards (3)	All Other Compensation (4)	Total

Hushang Ansary,	2011	$1,589,251	$2,500,000	$—	$—	$3,572	$4,092,823
Chairman of the Board of Directors	2010	2,008,894	—	—	—	45,009	2,053,903
and of the Executive Committee	2009	2,082,572	—	—	—	40,525	2,123,097

Robert L. Hargrave	2011	624,000	624,000	—	—	3,572	1,251,572
Vice Chairman	2010	508,125	500,000	—	—	36,571	1,044,696
	2009	518,726	—	—	—	32,212	550,938

Steve Fulgham	2011	1,000,000	1,850,000	1,694,682	439,216	5,880	4,550,562
Chief Executive Officer

John B Simmons	2011	464,000	516,000	—	—	8,831	988,831
Chief Financial Officer	2010	183,569	250,000	—	—	12,517	446,086

Kenneth W. Simmons	2011	208,000	250,000	—	—	5,302	463,302
President - Stewart & Stevenson	2010	190,914	105,381	—	—	20,694	316,989
Distribution	2009	185,072	—	—	—	15,728	200,800

(1)   The amounts reported for Fiscal 2011 in the “Salary” column include amounts earned and deferred under the 401(k) Plan.

(2)   The amount reported for Fiscal 2011 in the “Stock Awards” column represents the aggregate grant date fair value for an award of restricted units granted to Mr. Fulgham during Fiscal 2011, computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718, or FASB ASC Topic 718. See Note 9 to our consolidated financial statements for a discussion of the assumptions made in determining the grant date fair value in this column.

(3)   The amount reported for Fiscal 2011 in the “Option Awards” column represents the aggregate grant date fair value for an award of options granted to Mr. Fulgham during Fiscal 2011, computed in accordance with FASB ASC Topic 718. See Note 9 to our consolidated financial statements for a discussion of the assumptions made in determining the grant date fair value in this column.

(4)   The amount reporting for Fiscal 2011 in the “All Other Compensation” column reflects payment of parking expenses at our headquarters and 401(k) Plan matching contributions made by us to the named executive officers.

2011 Grants of Plan-Based Awards Table

Name	Grant Date	All Other Stock Awards: Number of Shares of Stocks or Units (#)(1)	All Other Option Awards: Number of Securities Underlying Options (#)(2)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($)(3)

Mr. Ansary	—	—	—	—	—

Mr. Hargrave	—	—	—	—	—

Mr. Fulgham	5/31/2011	154,062	—	—	1,694,682

	5/31/ 2011	—	112,045	11.00	439,216

Mr. J. Simmons	—	—	—	—	—

Mr. K. Simmons	—	—	—	—	—

(1) This column lists the grant of fully vested and earned common units made to Mr. Fulgham on May 31, 2011.  See “Compensation Discussion and Analysis—Compensation Components—2007 Incentive Compensation Plan” above for more information about this restricted unit award.

(2) This column lists the options granted to Mr. Fulgham on May 31, 2011. These options vest on the first anniversary of the date of grant, subject to the achievement of a Board-approved EBITDA target for Fiscal 2011.  See “Compensation Discussion and Analysis—Compensation Components—2007 Incentive Compensation Plan” above for more information about this option award.

(3) This column lists the grant date fair value of the restricted units and options granted to Mr. Fulgham in Fiscal 2011, which value was computed in accordance with FASB ASC Topic 718.

Employment Agreements

We have a written employment agreement with Mr. Ansary. In addition, we entered into an employment agreement with Mr. Fulgham in connection with his hiring in February 2011. None of our other executive officers are party to written or unwritten employment agreements or severance or change in control arrangements with us. For a description of the material terms of the employment agreement with Mr. Ansary, see “Compensation Discussion and Analysis—Compensation Components—Base Salary.”

Incentive Plan

For a description of our 2007 Incentive Compensation Plan, and the awards granted pursuant thereto, see “Compensation Discussion and Analysis—Compensation Components—2007 Incentive Compensation Plan.”

Outstanding Equity Awards at Fiscal 2011 Year-End Table

	Option Awards				Stock Awards

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)

Mr. Ansary	—	—	—	—	—	—

Mr. Hargrave	—	—	—	—	20,168(1)	221,848

Mr. Fulgham	0	112,045(2)	11.00	5/30/2021	—	—

Mr. J. Simmons	—	—	—	—	—	—

Mr. K. Simmons	—	—	—	—	—	—

(1) The grant of these units is subject to the completion of an IPO.  The service and performance conditions (both further described above under “Compensation Discussion and Analysis—Compensation Components—2007 Incentive Compensation Plan”) were met for certain fiscal years, including Fiscal 2011.

(2) These options vest on the first anniversary of the date of grant, subject to the achievement of a Board-approved EBITDA target for Fiscal 2011.

2011 Option Exercises and Stock Vested Table

Stock Awards

Name	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)(1)

Mr. Ansary	—	—

Mr. Hargrave	—	—

Mr. Fulgham	154,062	1,694,682

Mr. J. Simmons	—	—

Mr. K. Simmons	—	—

(1) Value is equal to the product of the number of units acquired on vesting multiplied by the value of one common unit as of the vesting date.

Potential Payments upon Termination or Change-in-Control

We have not entered into any agreement with any of our named executive officers that would provide for severance payments upon a termination of employment or payments made in connection with a change in control.

Mr. Fulgham held options to purchase 112,045 units as of January 31, 2012. All of these options held by Mr. Fulgham, if not previously forfeited, will become exercisable upon a change-in-control of the Company.

2011 Director Compensation

Directors who are also full-time officers or employees of our company receive no additional compensation for serving as directors. All other directors receive an annual retainer of $60,000. Each non-employee director also receives an annual fee of $10,000 for serving as the chair of a standing committee, with the exception of the chair of the audit committee, who receives an annual fee of $15,000. In addition, each director who otherwise serves on a committee receives an annual fee of $5,000. The following table sets forth compensation earned by our non-employee directors in Fiscal 2011.

2011 Director Compensation Table

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Total ($)
Nina Ansary	65,000	—	65,000
Frank C. Carlucci	75,000	—	75,000
James W. Crystal	67,500	—	67,500
John D. Macomber	75,000	—	75,000
Munawar H. Hidayatallah	80,000	—	80,000
Anthony G. Petrello	67,500	—	67,500
J. Robinson West	60,000	—	60,000

The aggregate number of restricted unit awards outstanding as of January 31, 2012 is as follows:

Name	Restricted Units
Nina Ansary	33,613
Frank C. Carlucci	33,613
James W. Crystal	33,613
John D. Macomber	33,613

ITEM 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information as of April 25, 2012 regarding the beneficial ownership of our outstanding common equity, by:

•                  each person or entity known by us to beneficially own more than 5% of our outstanding common stock;

•                  each of our directors and named executive officers; and

•                  all of our directors and executive officers as a group.

Beneficial ownership of shares is determined under rules of the SEC and generally includes any shares over which a person exercises sole or shared voting or investment power. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options held by that person that are currently exercisable or exercisable within 60 days of April 25, 2012 are deemed outstanding. These shares, however, are not deemed outstanding for the purposes of computing the percentage ownership of any other person. Except as indicated in the footnotes to this table and as provided pursuant to applicable community property laws, the stockholders named in the table have sole voting and investment power with respect to the shares set forth opposite each stockholder’s name. Unless otherwise indicated, the address for each of the persons listed below is: c/o Stewart & Stevenson LLC, 1000 Louisiana St., Suite 5900, Houston, Texas 77002.

	Number of units beneficially owned
Name and address of beneficial owner	Number of units	Percentage
Parman Capital Group LLC(1)	28,431,345	51.12%
EC Investments B.V.(2)	22,411,765	40.30%
Hushang Ansary(1)(2)(3)	50,843,110	91.41%
Steve Fulgham	154,062	0.28%
Robert L. Hargrave	—	—
John B. Simmons	—	—
David E. Christensen	—	—
Kenneth W. Simmons	—	—
Nina Ansary(2)	2,408,963	4.33%
Frank C. Carlucci(2)(4)	2,212,885	3.98%
James W. Crystal(2)	—	—
Munawar H. Hidayatallah	—	—
John D. Macomber(2)	—	—
Anthony G. Petrello	—	—
J. Robinson West	—	—
All directors and executive officers as a group (13 persons)	55,619,020	99.00%

(1)         Mr. Ansary and his wife are the sole members of Parman Capital Group LLC. Mr. Ansary has sole voting and dispositive power with respect to the units held by Parman Capital Group LLC.

(2)         EC Investments B.V. is a wholly owned subsidiary of EnniaCaribe Holding N.V., which is in turn a wholly-owned subsidiary of Parman International B.V., a private investment company in which Mr. Ansary owns a controlling equity interest and Mr. Carlucci and Ms. Ansary each own a minority equity interest. Mr. Ansary is Chairman of the Supervisory Board of Ennia Caribe Holding N.V. Messrs. Carlucci, Crystal and Macomber and Ms. Ansary are also members of the Supervisory Board of Ennia Caribe Holding N.V. Each of Messrs. Carlucci, Crystal and Macomber and Ms. Ansary disclaim beneficial ownership of such units.

(3)         Reflects beneficial ownership of units held by Parman Capital Group LLC and EC Investments B.V.

(4)         Reflects units held by Frank C. Carlucci III Revocable Trust.

ITEM 13.    Certain Relationships and Related Transactions, and Director Independence

James W. Crystal, a member of our board of directors, is also the Chairman and Chief Executive Officer of Frank Crystal & Company, Inc., an insurance brokerage firm. In Fiscal 2011, 2010 and 2009, we purchased insurance coverage through Frank Crystal & Company, Inc., generating commissions to Frank Crystal & Company, Inc. of $537,414, $477,799 and $358,426, respectively. The purchase of this coverage was negotiated on an arm’s length basis and we believe that the premium was within the range of market prices for similar types of insurance coverage. We currently anticipate that we will continue to procure insurance from Frank Crystal & Company, Inc.

John B. Simmons, our Chief Financial Officer, is a principal of a firm that specializes in fire and water damage restorations.  During Fiscal 2011, one of our locations sustained damage due to an isolated fire.  We paid this firm $282,722 for restoration services for this location.  The services were negotiated on an arm’s length basis and we believe that the fees charged were within the range of market prices for this type of service.  This firm has previously provided services to the Company prior to Mr. Simmons’ return to the Company in Fiscal 2010.

In Fiscal 2009, we received a $37.5 million equipment order from an affiliate that was negotiated at arms-length on terms that were consistent with market pricing for such equipment.  Full payment for the order has been received but revenue recognition is deferred until the equipment is sold to a third party.  In the second quarter of 2011, we purchased a portion of this equipment from the affiliate for $7.4 million and subsequently sold it to a third party for $7.8 million.  As a result of this sale to a third party, we recognized revenue and cost of sales, including acquisition cost paid to the affiliate of $0.4 million.  As of January 31, 2012 and 2011, we held the remaining portion of the equipment in inventories, net in the amounts of $24.2 million and $29.5 million for resale on behalf of our affiliate, and maintained $30.5 million and $31.2 million of the payments received from the affiliate as customer deposits.

Our Company’s current practice with respect to related party transactions is as follows: (i) transactions with a value not exceeding $10,000 are subject to approval by our Chairman (other than transactions in which our Chairman may be a party); (ii) transactions in which our Chairman may be a party or transactions with a value in excess of $10,000 but not exceeding $100,000 are subject to approval by our Executive Committee (excluding, as appropriate, the participation of a member of the Executive Committee who may be a party to such transactions); and (iii) all other transactions are subject to approval of our board of directors (excluding, as appropriate, the participation of a member of our board of directors who may be a party to such transactions).

ITEM 14.    Principal Accountant Fees and Services

Ernst and Young LLP, an independent registered public accounting firm, served as our auditors for Fiscal 2011 and 2010.

	Fiscal Year Ended January 31,
	2012	2011
Audit fees	$2,210,455	$1,662,365
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	2,120

	$2,210,455	$1,664,485

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

All Other Fees

All other fees related to online accounting research services.

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

First Supplemental Indenture, dated as of March 10, 2010, among Stewart & Stevenson, LLC, Stewart & Stevenson Manufacturing Technologies LLC and Wells Fargo Bank, National Association, to Indenture dated as of July 6, 2006. (Filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 1, 2010 filed on June 6, 2010 (File No. 001-33836) and incorporated herein by reference.)

10.1	(b)

Second Supplemental Indenture, dated as of March 23, 2011, among Stewart & Stevenson LLC, EMDSI-Hunt Power, L.L.C. and Wells Fargo Bank National Association, to Indenture dated as of July 6, 2006, (Filed as Exhibit 10.1(b) to the Registrant’s Annual Report on Form 10-K for the year ended January 31, 2011 and incorporated by reference.)

10.2

Third Amended and Restated Credit Agreement, dated as of December 23, 2011 by and among Stewart & Stevenson LLC, Stewart & Stevenson Distributor Holdings LLC, Stewart & Stevenson Power Products LLC, Stewart & Stevenson Petroleum Services LLC, Stewart & Stevenson Funding Corp., Stewart & Stevenson Material Handling LLC, Stewart & Stevenson Manufacturing Technologies LLC, EMDSI-Hunt Power, LLC, as

US Borrowers, Stewart & Stevenson Canada Inc. as a Canadian Borrower, the lenders party thereto, JPMorgan Chase Bank, N.A. as Administrative Agent and as U.S. Collateral Agent, JPMorgan Chase Bank, NA, Toronto Branch as Canadian Administrative Agent and as Canadian Collateral Agent and JPMorgan Chase Bank, N.A., as Export-Related Lender. (Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 27, 2011and incorporated herein by reference.)

10.3

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

10.4

Stewart & Stevenson Amended and Restated 2007 Incentive Compensation Plan. (Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on January 16, 2011 and incorporated herein by reference.)

10.5

Employment Agreement, dated as of November 6, 2007, between Stewart & Stevenson LLC and Hushang Ansary. (Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on November 13, 2007 and incorporated herein by reference.)

10.6

Employment Agreement, dated February 2, 2011 between Stewart & Stevenson LLC and Stephen Fulgham. (Filed as Exhibit 10.8 to the Registrant’s Annual Report on Form 10-K for the year ended January 31, 2011 and incorporated herein by reference.)

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

*101

The following materials from the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 31, 2012, formatted in Extensible Business Reporting Language (XBRL), include: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Cash Flows, and (iv) related notes (furnished herewith).

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
John B. Simmons
Chief Financial Officer

Date: April 27, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on April 27, 2012:

Signature	Title

/s/ HUSHANG ANSARY	Chairman of the Board of Directors
Hushang Ansary

/s/ FRANK C. CARLUCCI	Vice Chairman and Director
Frank C. Carlucci

/s/ ROBERT L. HARGRAVE	Vice Chairman and Director
Robert L. Hargrave

/s/ STEVE FULGHAM	Chief Executive Officer and Director (Principal Executive Officer)
Steve Fulgham

/s/ JOHN B. SIMMONS	Chief Financial Officer and Director (Principal Financial Officer)
John B. Simmons

/s/ ANDREW M. CANNON	Chief Accounting Officer (Principal Accounting Officer)
Andrew M. Cannon

/s/ NINA ANSARY	Director
Nina Ansary

/s/ JAMES W. CRYSTAL	Director
James W. Crystal

/s/ MUNAWAR H. HIDAYATALLAH	Director
Munawar H. Hidayatallah

/s/ JOHN D. MACOMBER	Director
John D. Macomber

/s/ ANTHONY G. PETRELLO	Director
Anthony G. Petrello

/s/ J. ROBINSON WEST	Director
J. Robinson West

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Stewart & Stevenson LLC

We have audited the accompanying consolidated balance sheets of Stewart & Stevenson LLC and subsidiaries as of January 31, 2012 and 2011, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended January 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Stewart & Stevenson LLC and subsidiaries at January 31, 2012 and 2011, and the consolidated results of their operations and their cash flows for each of the three years in the period ended January 31, 2012, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Houston, Texas

April 27, 2012

Stewart & Stevenson LLC and Subsidiaries

Consolidated Balance Sheets

	January 31, 2012	January 31, 2011
(Dollars in thousands)
Assets
Current assets:
Cash and cash equivalents	$4,211	$9,168
Restricted cash	5,000	5,000
Accounts receivable, net	116,144	85,236
Recoverable costs and accrued profits not yet billed	75,966	78,934
Inventories, net	438,550	285,909
Other current assets	5,714	7,186
Total current assets	645,585	471,433

Property, plant and equipment, net	94,624	75,077
Goodwill and intangibles, net	22,864	16,064
Deferred financing costs and other assets	4,928	5,029
Total assets	$768,001	$567,603

Liabilities and shareholders’ equity
Current liabilities:
Bank notes payable	$6,948	$7,401
Current portion of long-term debt	-	40
Accounts payable	143,493	81,198
Accrued payrolls and incentives	30,723	15,913
Billings in excess of incurred costs	1,734	4,285
Customer deposits	85,579	80,346
Other current liabilities	41,752	43,979
Total current liabilities	310,229	233,162

Long-term debt, net of current portion	236,772	185,181
Other long-term liabilities	8	226
Total liabilities	547,009	418,569

Commitments and contingencies
Shareholders’ equity:
Common units, 56,179,272 and 56,025,210 issued and outstanding as of January 31, 2012 and January 31, 2011	76,101	74,113
Accumulated other comprehensive income	5,236	5,092
Retained earnings	139,655	69,829
Total shareholders’ equity	220,992	149,034
Total liabilities and shareholders’ equity	$768,001	$567,603

See accompanying Notes to Consolidated Financial Statements

Stewart & Stevenson LLC and Subsidiaries

Consolidated Statements of Operations

	Fiscal Year Ended
	January 31, 2012	January 31, 2011	January 31, 2010
(Dollars and units in thousands)
Sales	$1,324,007	$861,234	$688,676
Cost of sales	1,066,454	715,967	577,028

Gross profit	257,553	145,267	111,648

Selling and administrative expenses	137,188	104,252	114,188
Impairment of goodwill and indefinite-lived intangible assets	-	31,487	-
Other expense (income), net	286	(1,026)	54
Operating profit (loss)	120,079	10,554	(2,594)

Interest expense, net	19,888	19,886	20,489
Earnings (loss) before income taxes	100,191	(9,332)	(23,083)

Income tax expense	2,282	700	816
Net earnings (loss)	$97,909	$(10,032)	$(23,899)

Weighted average units outstanding:
Basic	56,129	56,025	56,025
Diluted	56,129	56,025	56,025

Net earnings (loss) per common unit
Basic	$1.74	$(0.18)	$(0.43)
Diluted	$1.74	$(0.18)	$(0.43)

See accompanying Notes to Consolidated Financial Statements

Stewart & Stevenson LLC and Subsidiaries

Consolidated Statements of Shareholders’ Equity

	Common Units	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
(Dollars in thousands)
Balance, January 31, 2009	$74,113	$(3,762)	$109,593	$179,944
Net loss	-	-	(23,899)	(23,899)
Other comprehensive income	-	5,145	-	5,145
Distributions to unitholders for tax obligations	-	-	(5,568)	(5,568)
Balance, January 31, 2010	$74,113	$1,383	$80,126	$155,622
Net loss	-	-	(10,032)	(10,032)
Other comprehensive income	-	3,709	-	3,709
Distributions to unitholders for tax obligations	-	-	(265)	(265)
Balance January 31, 2011	$74,113	$5,092	$69,829	$149,034
Net earnings	-	-	97,909	97,909
Share-based compensation expense	1,988	-	-	1,988
Other comprehensive income	-	144	-	144
Distributions to unitholders for tax obligations	-	-	(28,083)	(28,083)
Balance January 31, 2012	$76,101	$5,236	$139,655	$220,992

See accompanying Notes to Consolidated Financial Statements

Stewart & Stevenson LLC and Subsidiaries

Consolidated Statements of Cash Flows

	Fiscal Year Ended
	January 31, 2012	January 31, 2011	January 31, 2010
(Dollars in thousands)
Operating activities
Net earnings (loss)	$97,909	$(10,032)	$(23,899)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Amortization of deferred financing costs	1,609	1,668	2,011
Depreciation and amortization	18,677	17,053	18,402
Share-based compensation expense	1,988	-	-
Impairment of goodwill and indefinite-lived intangible assets	-	31,487	-
Non-cash foreign exchange (gains) losses	(406)	(71)	29
Change in operating assets and liabilities net of the effect of acquisitions:
Accounts receivable, net	(25,537)	(2,985)	68,413
Recoverable costs and accrued profits not yet billed	2,924	(40,857)	19,091
Inventories, net	(139,915)	(34,108)	49,464
Accounts payable	59,921	27,695	(35,627)
Accrued payrolls and incentives	14,339	7,237	(2,381)
Billings in excess of incurred costs	(2,578)	4,088	(27,889)
Customer deposits	3,091	53,840	5,500
Other current assets and liabilities	(4,302)	2,989	(3,274)
Other, net	1,806	(1,140)	(3,519)
Net cash provided by operating activities	29,526	56,864	66,321

Investing activities
Capital expenditures	(7,094)	(2,211)	(2,536)
Additions to rental equipment	(24,789)	(10,747)	(777)
Acquisition, net of cash acquired	(23,500)	-	-
Increase in restricted cash	-	(2,000)	-
Proceeds from the sale of property, plant and equipment, net	9	34	373
Net cash used in investing activities	(55,374)	(14,924)	(2,940)

Financing activities
Change in short-term notes payable	(772)	(108)	1,525
Deferred financing costs	(1,809)	-	(375)
Changes in long-term revolving loans	51,543	(35,777)	(59,315)
Distributions to unitholders for tax obligations	(28,083)	(265)	(5,568)
Net cash provided by (used in) financing activities	20,879	(36,150)	(63,733)

Effect of exchange rate on cash	12	57	1,667

(Decrease) increase in cash and cash equivalents	(4,957)	5,847	1,315
Cash and cash equivalents, beginning of fiscal period	9,168	3,321	2,006
Cash and cash equivalents, end of fiscal period	$4,211	$9,168	$3,321

Cash paid for:
Interest	$17,719	$18,187	$19,709
Income taxes	$2,510	$2,169	$1,278

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

On February 26, 2007, we acquired substantially all of the operating assets and assumed certain liabilities of Crown Energy Technologies, Inc. and certain of its affiliates (collectively, “Crown”), which we refer to as the “Crown Acquisition.” Crown, which was headquartered in Calgary, Alberta, had multiple U.S. operations. Crown manufactured drilling, well servicing and workover rigs, stimulation equipment and provided related parts and services.

On March 23, 2011, we acquired 100% of the stock of EMDSI-Hunt Power, L.L.C. (“EMDSI”) in an all cash transaction from ITOCHU Corporation of Japan (“ITOCHU”) (the “EMDSI Acquisition”). EMDSI, which is based in Harvey, Louisiana, specializes in the marketing and distribution of medium speed diesel engines for marine propulsion, drilling and power generation applications and is a provider of aftermarket parts and service.

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

Fiscal Year:    Our fiscal year begins on February 1 of the year stated and ends on January 31 of the following year. For example, our “Fiscal 2011” commenced on February 1, 2011 and ended on January 31, 2012. We report results on the fiscal quarter method with each quarter comprising approximately 13 weeks.

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

With respect to long-term equipment contracts, which accounted for approximately 35.6% of total sales in Fiscal 2011, revenue is recognized using the percentage-of-completion method. The majority of our contracts are fixed-price contracts, and measurement of progress toward completion is based on direct labor hours incurred. For long-term equipment contracts to build land-based drilling, workover and service rigs, measurement of progress toward completion is based on the cost-to-cost method. Changes in estimates for revenues, costs to complete and profit margins are recognized in the period in which they are reasonably determinable. Any anticipated losses on uncompleted contracts are recognized whenever evidence indicates that the estimated total cost of a contract exceeds its estimated total revenue. With respect to cost-plus-fixed-fee contracts, we recognize the fee ratably as the actual costs are incurred, based upon the total fee amounts expected to be realized upon completion of the contracts. Bid and proposal costs are expensed as incurred.

Recoverable costs and accrued profits not yet billed (“Unbilled Revenue”) represent the cumulative revenue recognized less the cumulative billings to the customer. Any billed revenue that has not been collected is reported as accounts receivable. The timing of when we bill our customers is generally based upon advance billing terms or contingent upon completion of certain phases of the work, as stipulated in the contract. Progress billings in accounts receivable at January 31, 2012 and 2011 included contract retentions totaling $3.4 million and $3.5 million, respectively, which are anticipated to be collected within one year. Billings in excess of incurred costs represent progress billings in excess of Unbilled Revenue.

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

Stewart & Stevenson LLC and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Long-Lived Assets:    Long-lived assets, which include property, plant and equipment and acquired definite-lived intangible assets, comprise a significant amount of our total assets. We carry our property, plant and equipment at cost less accumulated depreciation. Maintenance and repairs are expensed as incurred and expenditures for renewals, replacements and improvements are capitalized. We depreciate our property, plant and equipment on a straight-line basis over their estimated useful lives. Definite-lived intangibles are amortized in a manner over which the expected benefits of those assets are realized pursuant to their estimated useful lives.

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

Goodwill and indefinite-lived intangible assets:    We perform an impairment test for goodwill and indefinite-lived intangible assets annually during the fourth quarter, or earlier if indicators of potential impairment exist. Our goodwill impairment test involves a comparison of the fair value of each of our reporting units with their carrying value. Our impairment test for indefinite-lived intangible assets involves the comparison of the fair value of the intangible asset and its carrying value. The fair value is determined using discounted cash flows (‘‘income approach’’) and other market-related valuation models, including earnings multiples (‘‘public company market approach’’) and comparable asset market values (‘‘transaction approach’’). Certain estimates and judgments are required in the application of these fair value models. The income approach consists of estimating the future cash flows that are directly associated with each of our reporting units. There are significant inherent uncertainties and management judgment involved in estimating the fair value of each reporting unit, including historical experience and future expectations such as budgets and industry projections. We believe we have made reasonable estimates and assumptions to estimate the fair value of our reporting units.

We performed the first step for our annual impairment test, which compares the fair value of our reporting units to their carrying values.  The results of our Fiscal 2011 annual impairment test indicated that the fair values of our reporting units were greater than their carrying values and no impairments existed.  The results of our Fiscal 2010 annual impairment test indicated that a probable impairment existed for our Crown reporting unit.

The Fiscal 2010 results of operations for the Crown reporting unit did not achieve our expectations. In particular, the anticipated rebound for and growth in rig and well stimulation equipment sales and backlog growth for the Crown reporting unit had not reached pre-2009 levels. These assumptions were factored into our budgets and forecasts and specific sales were anticipated to occur during Fiscal 2010, including the fourth quarter, coupled with growth in backlog for these products. Because oil prices have risen, we anticipated that capital spending for land-based drilling, workover and service rigs would return and be reflected in backlog and equipment ordering trends. As a result of this prolonged downturn, our cash flow projections for Crown were substantially revised downward.

Stewart & Stevenson LLC and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

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
(Dollars in thousands)
Crown reporting unit before impairment test	$4,084	$28,653
Impairment charges	(2,834)	(28,653)
Crown reporting unit after impairment test	$1,250	$—

We recorded a $31.5 million impairment charge in our consolidated results of operations for Fiscal 2010.

Share-Based Compensation:  Compensation expense for our share-based compensation plans is measured using the fair value for these awards and amortizing to expense the fair value using the straight-line method over the vesting period for the underlying award.

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

Advertising:    Advertising costs are included in selling and administrative expenses and are expensed as incurred. These expenses totaled $1.6 million, $1.7 million and $1.4 million for Fiscal 2011, 2010 and 2009, respectively.

Research and Development:    Expenditures for research and development activities are charged to expense as incurred and were $2.3 million, $0.6 million and $1.0 million in Fiscal 2011, 2010 and 2009, respectively.

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

On January 10, 2010, the Venezuelan government devalued its currency from 2.15 Bolivars per U.S. dollar to 4.30 Bolivars per U.S. dollar (“the official rate”) and the Venezuelan economy has since been designated as hyperinflationary. The Company recognized a translation loss of $3.1 million as of January 31, 2010, which was recorded in currency translation adjustment, a component of accumulated other comprehensive income (loss) in our consolidated balance sheets. We have historically utilized the official rate for our Venezuelan operations. Beginning February 1, 2010, we utilized the U.S. dollar as the functional currency for our Venezuelan subsidiary and remeasured its financial statements into U.S. dollars at the official rate. Accordingly, using “hyperinflationary accounting,” we recognized the related losses or gains from such remeasurement of its balance sheet in the consolidated statements of its operations. During Fiscal 2010, the official rate for Venezuela did not fluctuate significantly. As a result, the effect of remeasuring our Venezuelan subsidiary was insignificant.

Stewart & Stevenson LLC and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

At January 31, 2011, we evaluated the rate at which we remeasure our Venezuelan subsidiary and concluded that based on the continued slow-down of its economy and resultant constraints presently impacting the banking environment and associated limitations therein, that the SITME rate of 5.30 Bolivars per U.S. dollar was a more appropriate remeasurement rate. The result of this change in remeasurement rate did not have a material impact to our financial statements. The total assets for our Venezuela subsidiary are approximately $1.5 million.

Fair Value of Financial Instruments:    Our financial instruments consist primarily of cash equivalents, trade receivables, trade payables and debt instruments. The recorded values of cash equivalents, trade receivables and trade payables are considered to be representative of their respective fair values. Generally, our notes payable and revolving credit facility have interest rates which are tied to current market rates, and thus, their fair value is consistent with their recorded amounts. The estimated fair value of our senior notes is based on unadjusted quoted market prices from an active market (Level 1 inputs). At January 31, 2012, our senior notes with a carrying value of $150.0 million had a fair value of $151.5 million.

Warranty Costs:    Generally, the only warranty provided to our customers for products we sell that were originally manufactured by others, including our key OEMs, is the warranty provided by those original manufacturers. We warrant products manufactured, and services provided, by us for periods of three to 18 months. Based on historical experience and contract terms, we accrue the estimated cost of our product and service warranties at the time of sale or, in some cases, when specific warranty exposures are identified and quantifiable. Accrued warranty costs are adjusted periodically to reflect actual experience. Certain warranty and other related claims involve matters of dispute that ultimately are resolved by negotiation, arbitration or litigation. Occasionally, a material warranty issue can arise that is beyond our historical experience. We accrue for any such warranty issues as they become known and estimable. See Note 8—“ Significant Balance Sheet Accounts. “

Income Taxes:    As a limited liability company, income is reported for federal and state income tax purposes by our unitholders. Generally, we make quarterly distributions to our unitholders to fund their tax obligations. We are responsible, however, for paying taxes such as Texas Margins tax and other foreign income taxes.

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

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-05, “Presentation of Comprehensive Income” which requires that all nonowner changes in equity be presented in a single continuous statement of comprehensive income or in two separate but consecutive statements. This accounting update is effective for interim and annual periods beginning after December 15, 2011 and is to be applied retrospectively. We plan to adopt this accounting update effective February 1, 2012.

In September 2011, the FASB issued ASU No. 2011-08, “Intangibles-Goodwill and Other.” This accounting update provides companies with the option to make a qualitative evaluation about the likelihood of goodwill impairment. A company will be required to perform the two-step impairment test only if it concludes that the fair value of a reporting unit is more likely than not (i.e., more than 50% likelihood) less than its carrying value. This accounting update is effective for goodwill impairment tests performed in interim and annual periods for fiscal years beginning after December 15, 2011, with early adoption permitted. We will adopt this update in conjunction with our Fiscal 2012 annual impairment evaluation performed in the fourth quarter.

Note 3. Income Taxes

Our effective tax rate for Fiscal 2011 was approximately 2.3%, which excludes our tax distributions to the unitholders of our limited liability company. As a limited liability company, income is reported for federal and state income tax purposes (except for the Texas Margins tax and foreign taxes reported at the entity level) by our unitholders. During Fiscal 2011, we recorded $2.0 million of Texas Margins tax and $0.3 million of income tax expense associated with foreign jurisdictions. Generally, we make quarterly distributions to our unitholders to fund their tax obligations. During Fiscal 2011, 2010 and 2009, we made tax distributions of $28.1 million, $0.3 million and $5.6 million, respectively, to our unitholders.

Stewart & Stevenson LLC and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

The following table lists the net earnings (loss) before income taxes by geographic area:

	Fiscal Year Ended January 31,
	2012	2011	2010
(Dollars in thousands)
Net earnings (loss) before income taxes:
U.S.	$92,732	$25,570	$(6,205)
Foreign	7,459	(34,902)	(16,878)
Total	$100,191	$(9,332)	$(23,083)

The provision for income taxes consisted of the following:

	Fiscal Year Ended January 31,
	2012	2011	2010
(Dollars in thousands)
Current expense (benefit)
U.S.
Federal	$-	$-	$-
State	2,200	1,297	1,285
Total U.S.	2,200	1,297	1,285

Foreign	441	208	(1,446)
Total current expense (benefit)	2,641	1,505	(161)

Deferred (benefit) expense
U.S.
Federal	-	-	-
State	(164)	54	(84)
Total U.S.	(164)	54	(84)

Foreign	(195)	(859)	1,061
Total deferred (benefit) expense	(359)	(805)	977

Income tax expense	$2,282	$700	$816

A reconciliation between the provision for income taxes and income taxes computed by applying the statutory rate is as follows:

	Fiscal Year Ended January 31,
	2012	2011	2010
(Dollars in thousands)
Tax (benefit) provision at statutory rate	$35,067	$(3,266)	$(8,079)
Add (deduct):
State income tax	2,036	1,351	1,201
Foreign valuation allowance	(2,300)	5,145	3,114
Foreign jurisdiction differences	(65)	76	(41)
Benefit (tax) on LLC income not subject to U.S. taxation	(32,456)	(2,606)	4,621
Income tax expense	$2,282	$700	$816

Stewart & Stevenson LLC and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

The tax effects of temporary differences that give rise to the deferred tax assets and liabilities were as follows:

	As of January 31,

	2012	2011
(Dollars in thousands)
Deferred tax assets:
Net operating loss carryforward	$-	$2,263
Reserves, allowances and accruals	959	756
Amortizable intangible assets	759	720
Non-amortizable intangible assets	3,880	4,184
Property and equipment	361	336
	5,959	8,259
Valuation allowance	(5,959)	(8,259)

Net deferred tax asset	$-	$-

As of January 31, 2012, the Company’s Canadian net operating loss carry forward had been fully utilized and no net operating loss carry forward remained. As a result, the valuation allowance decreased by $2.3 million in Fiscal 2011 for this utilization; however, a full valuation allowance remained for the remaining deferred tax assets. We have established valuation allowances for uncertainties in realizing the benefits of these deferred tax assets. Changes in estimates of future taxable income or in tax laws may alter this expectation.

Note 4. Net Earnings Per Share

Accounting standards require dual presentation of earnings per share (“EPS”): Basic EPS and Diluted EPS. Basic EPS is computed by dividing net earnings or loss available to common unitholders by the weighted average number of common units outstanding for the period. For purposes of EPS, one unit is equivalent to one share. Diluted EPS excludes 228,571, 228,571 and 229,692 contingent dilutive unvested restricted units that would be considered common stock equivalents using the treasury stock method because the contingent condition had not occurred as of January 31, 2012, 2011 and 2010. Also excluded from diluted EPS are 112,045 options to purchase common units that are anti-dilutive. See “Note 9— Equity “ for a discussion of these outstanding unit grants.

The following table sets forth the computation of basic and diluted earnings per common unit:

	Fiscal Year Ended January 31,
	2012	2011	2010
(Dollars and units in thousands)
Numerator:
Net earnings (loss)	$97,909	$(10,032)	$(23,899)

Denominator:
Basic weighted average units outstanding	56,129	56,025	56,025
Effect of dilutive securities	-	-	-
Diluted weighted average units outstanding	56,129	56,025	56,025
Basic earnings (loss) per unit	$1.74	$(0.18)	$(0.43)
Diluted earnings (loss) per unit	$1.74	$(0.18)	$(0.43)

Stewart & Stevenson LLC and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 5. Comprehensive Income

Total comprehensive income was as follows:

	Fiscal Year Ended January 31,
	2012	2011	2010
(Dollars in thousands)
Net earnings (loss)	$97,909	$(10,032)	$(23,899)
Currency translation gain	144	3,709	5,145
Comprehensive income (loss)	$98,053	$(6,323)	$(18,754)

Translation adjustments resulting from changes in exchange rates are reported in other comprehensive income. As of January 31, 2012, 2011 and 2010, the entire accumulated other comprehensive gain (loss) balance consisted of currency translation adjustments. Foreign currency transaction exchange (gains) losses are recorded in other expense (income), net in the consolidated statements of operations and were $0.3 million, ($0.1) million and $1.7 million during Fiscal 2011, 2010 and 2009, respectively.

Note 6. Segment Data

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

Stewart & Stevenson LLC and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Intra-segment revenues and costs are eliminated, and operating profit (loss) represents earnings (loss) before interest and income taxes. Operating results by segment were as follows:

	Fiscal Year Ended January 31,
	2012	2011	2010
(Dollars in thousands)
Sales
Manufacturing segment
Equipment	$574,203	$321,008	$230,796
Parts and service	25,022	21,386	15,558
Total manufacturing sales	$599,225	$342,394	$246,354

Distribution segment
Equipment	$340,734	$216,251	$164,846
Parts and service	350,106	279,341	258,082
Rentals	33,942	23,248	19,394
Total distribution sales	$724,782	$518,840	$442,322

Total sales	$1,324,007	$861,234	$688,676

Operating profit (loss)
Manufacturing (1)	$115,215	$11,277	$15,875
Distribution	56,826	37,481	23,640
Corporate and shared services	(51,962)	(38,204)	(42,109)
Total operating profit	$120,079	$10,554	$(2,594)

Operating profit percentage
Manufacturing (1)	19.2%	3.3%	6.4%
Distribution	7.8	7.2	5.3
Consolidated	9.1%	1.2%	(0.4)%

(1)          The Fiscal 2010 operating profit for the manufacturing segment includes the impact of the $31.5 million goodwill and indefinite-lived intangible assets impairment charge for Crown.

Assets by segment were as follows:

	Fiscal Year Ended January 31,
	2012	2011	2010
(Dollars in thousands)
Assets
Manufacturing	$330,140	$274,183	$254,070
Distribution	423,604	278,382	248,178
Corporate	14,257	15,038	12,277
Total assets	$768,001	$567,603	$514,525

Stewart & Stevenson LLC and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Capital expenditures by segment were as follows:

	Fiscal Year Ended January 31,
	2012	2011	2010
(Dollars in thousands)
Capital expenditures
Manufacturing	$2,471	$238	$784
Distribution	27,706	12,071	1,998
Corporate	1,706	649	531
Total capital expenditures	$31,883	$12,958	$3,313

Depreciation and amortization by segment were as follows:

	Fiscal Year Ended January 31,
	2012	2011	2010
(Dollars in thousands)
Depreciation & amortization
Manufacturing	$4,121	$5,672	$6,388
Distribution	13,878	10,729	10,970
Corporate	678	652	1,044
Total deprecation & amortization	$18,677	$17,053	$18,402

Geographic Information for the periods presented is shown below:

	Fiscal Year Ended January 31,
	2012	2011	2010
(Dollars in thousands)
Sales
United States	$1,063,154	$694,506	$483,078
International	260,853	166,728	205,598
Total	$1,324,007	$861,234	$688,676

International sales reflect sales in and to countries outside the United States, including sales to U.S. customers for export.

	As of January 31,
	2012	2011
(Dollars in thousands)
Assets
United States	$701,600	$506,670
International	66,401	60,933
Total	$768,001	$567,603

Note 7. Long-Term Debt

	As of January 31,
	2012	2011
(Dollars in thousands)
Other debt	$6,948	$7,441
Revolving credit facility	86,772	35,181
Unsecured senior notes	150,000	150,000
Total	243,720	192,622
Less: current portion of debt	(6,948)	(7,441)
Long-term debt, net of current portion	$236,772	$185,181

Stewart & Stevenson LLC and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Future maturities of debt by year at January 31, 2012 are as follows:

Amount
(Dollars in thousands)
Fiscal 2012	$6,948
Fiscal 2013	-
Fiscal 2014	150,000
Fiscal 2015	-
Fiscal 2016 and thereafter	86,772
Total	$243,720

Other debt:    Other debt includes certain short-term secured loans within our South American operations, a floor plan financing agreement and certain equipment loans. The restricted cash on our balance sheet relates to collateral securing a portion of this debt. The weighted average interest rate for the South American operations’ debt was 9.0%, 5.7%, and 11.1% in Fiscal 2011, 2010 and 2009, respectively. The interest rate for the floor plan financing agreement was 3.3% in each of Fiscal 2011, 2010 and 2009.

Revolving Credit Facility:    On December 23, 2011, we entered into the Third Amended and Restated Credit Agreement (“the Credit Agreement”) for our revolving credit facility.  The Credit Agreement provides for a $250 million asset-based revolving credit facility, which is expandable by a $125 million accordion, is secured by substantially all accounts receivable, inventory and property, plant and equipment of the Company and expires on December 23, 2016.  Borrowings bear interest based on a pricing grid that is determined by the available borrowing capacity under the revolving credit facility and the interest rate selected:  LIBOR plus a margin ranging from 1.75% to 2.25% per annum or Prime Rate plus a margin ranging from 0.75% to 1.25%.  These ranges may be further reduced by 0.25% (25 basis points) based on our leverage ratios, all as specified further in the Credit Agreement. Borrowings under the revolving credit facility bear interest at a weighted average interest rate of 2.43%, 2.02% and 2.59% as of January 31, 2012, 2011 and 2010, respectively. Commitment fees are charged for the undrawn portion of the revolving credit facility based on the usage of the revolving credit facility with 0.50% per annum being charged for usage less than or equal to 35% ($87.5 million) and 0.375% per annum being charged for usage greater than 35%. Interest payments are due monthly, or as LIBOR contracts expire. The revolving credit facility also has a $50.0 million sub-facility which may be used for letters of credit. The Credit Agreement limits available borrowings to certain percentages of our assets. As of January 31, 2012, there were $26.4 million of letters of credit outstanding. Based on the outstanding borrowings, letters of credit issued and the terms of the asset-based revolving credit facility, our available borrowing capacity was approximately $104.9 million and $124.3 million at January 31, 2012 and 2011, respectively. As required by the terms of the revolving credit facility, our available borrowing capacity is required to be reduced by the principal amount of senior notes outstanding plus $25 million in the event the senior notes are not repaid by the date which is 60 days prior to their stated maturity of July 2014 or the maturity of the senior notes is not otherwise extended to at least 90 days beyond the maturity of the revolving credit facility.

Unsecured Senior Notes:    During the second quarter of Fiscal 2006, we issued $150.0 million of senior unsecured notes, bearing interest at 10.0% per annum and maturing in July 2014.

The revolving credit facility and the senior notes contain financial and operating covenants with which we must comply during the terms of the agreements. These covenants include the maintenance of certain financial ratios, restrictions related to the incurrence of certain indebtedness and investments, and prohibition of the creation of certain liens. We were in compliance with all covenants as of January 31, 2012. The financial covenant for the revolving credit facility requires that we maintain a fixed charge coverage ratio, as defined in the agreement, of at least 1.1 to 1.0; however, this covenant does not take effect until our available borrowing capacity is $25.0 million or less. The financial covenant for the senior notes indenture requires that, if we were to incur additional indebtedness, pay dividends or make certain other restricted payments (in each case, subject to various exceptions set forth in the indenture), after giving effect to the incurrence of such additional indebtedness, we have a consolidated coverage ratio, as defined in the indenture, of at least 2.5 to 1.0.

During the fourth quarter of Fiscal 2011, we incurred $1.8 million of capitalized legal and financing costs associated with the revolving credit facility. As of January 31, 2012, $4.1 million of capitalized legal and financing costs are recorded in deferred financing costs and other in our consolidated balance sheet.

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

Stewart & Stevenson LLC and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

The following condensed consolidating financial statements present separately the financial position, results of operations and cash flows of the co-issuers/guarantors (“Guarantor Entities”), and all non-guarantor subsidiaries of the Company (“Non-Guarantor Entities”) based on the equity method of accounting.

Condensed Consolidating Balance Sheets

	As of January 31, 2012
	Guarantor Entities	Non-Guarantor Entities	Eliminations	Consolidated Totals
(Dollars in thousands)
Current assets	$577,929	$67,656	$-	$645,585
Property, plant and equipment	92,193	2,431	-	94,624
Other assets	16,229	3,946	7,617	27,792
Total assets	$686,351	$74,033	$7,617	$768,001

Current liabilities	$273,111	$37,118	$-	$310,229
Intercompany payables (receivables)	(44,523)	44,523	-	-
Long-term liabilities	236,771	9	-	236,780
Shareholders’ equity (deficit)	220,992	(7,617)	7,617	220,992
Total liabilities and shareholders’ equity	$686,351	$74,033	$7,617	$768,001

	As of January 31, 2011
	Guarantor Entities	Non-Guarantor Entities	Eliminations	Consolidated Totals
(Dollars in thousands)
Current assets	$414,311	$57,122	$-	$471,433
Property, plant and equipment	72,246	2,831	-	75,077
Other assets	881	4,827	15,385	21,093
Total assets	$487,438	$64,780	$15,385	$567,603

Current liabilities	$200,693	$32,469	$-	$233,162
Intercompany payables (receivables)	(47,606)	47,606	-	-
Long-term liabilities	185,317	90	-	185,407
Shareholders’ equity	149,034	(15,385)	15,385	149,034
Total liabilities and shareholders’ equity	$487,438	$64,780	$15,385	$567,603

Stewart & Stevenson LLC and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Condensed Consolidating Statements of Operations

	Fiscal Year Ended January 31, 2012
	Guarantor Entities	Non-Guarantor Entities	Eliminations	Consolidated Totals
(Dollars in thousands)
Sales	$1,190,329	$133,678	$-	$1,324,007
Cost of sales	960,271	106,183	-	1,066,454
Gross profit	230,058	27,495	-	257,553

Selling and administrative expenses	121,084	16,104	-	137,188
Equity in earnings of subsidiaries	(7,624)	-	7,624	-
Other (income) expense, net	(18)	304	-	286
Operating profit	116,616	11,087	(7,624)	120,079

Interest expense, net	16,671	3,217	-	19,888
Earnings before income taxes	99,945	7,870	(7,624)	100,191
Income tax expense	2,036	246	-	2,282
Net earnings	$97,909	$7,624	$(7,624)	$97,909

	Fiscal Year Ended January 31, 2011
	Guarantor Entities	Non-Guarantor Entities	Eliminations	Consolidated Totals
(Dollars in thousands)
Sales	$771,592	$89,642	$-	$861,234
Cost of sales	638,761	77,206	-	715,967
Gross profit	132,831	12,436	-	145,267

Selling and administrative expenses	90,474	13,778	-	104,252
Impairment of goodwill and indefinite-lived intangible assets	1,316	30,171	-	31,487
Equity in loss of subsidiaries	34,228	-	(34,228)	-
Other (income) expense, net	(1,434)	408	-	(1,026)
Operating profit (loss)	8,247	(31,921)	34,228	10,554

Interest expense, net	16,927	2,959	-	19,886
Loss before income taxes	(8,680)	(34,880)	34,228	(9,332)
Income tax expense (benefit)	1,352	(652)	-	700
Net loss	$(10,032)	$(34,228)	$34,228	$(10,032)

Stewart & Stevenson LLC and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Condensed Consolidating Statements of Operations, Continued

	Fiscal Year Ended January 31, 2010
	Guarantor Entities	Non-Guarantor Entities	Eliminations	Consolidated Totals
(Dollars in thousands)
Sales	$609,961	$78,715	$-	$688,676
Cost of sales	505,191	71,837	-	577,028
Gross profit	104,770	6,878	-	111,648

Selling and administrative expenses	96,705	17,483	-	114,188
Equity in earnings of subsidiaries	15,953	-	(15,953)	-
Other (income) expense, net	(2,872)	2,926	-	54
Operating loss	(5,016)	(13,531)	15,953	(2,594)

Interest expense, net	17,637	2,852	-	20,489
Loss before income taxes	(22,653)	(16,383)	15,953	(23,083)
Income tax expense (benefit)	1,246	(430)	-	816
Net loss	$(23,899)	$(15,953)	$15,953	$(23,899)

Condensed Consolidating Statements of Cash Flows

	Fiscal Year Ended January 31, 2012
	Guarantor Entities	Non-Guarantor Entities	Eliminations	Consolidated Totals
(Dollars in thousands)
Net cash provided by (used in):
Operating activities
Net earnings	$97,909	$7,624	(7,624)	$97,909
Equity in earnings of subsidiaries	(7,624)	-	7,624	-
Other adjustments	(63,590)	(4,793)	-	(68,383)
Operating activities	26,695	2,831	-	29,526
Investing activities	(54,834)	(540)	-	(55,374)
Financing activities	26,933	(6,054)	-	20,879
Effect of exchange rate on cash	-	12	-	12
Net decrease in cash	(1,206)	(3,751)	-	(4,957)
Cash at the beginning of the period	2,272	6,896	-	9,168
Cash at the end of the period	$1,066	$3,145	$-	$4,211

Stewart & Stevenson LLC and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Condensed Consolidating Statements of Cash Flows, Continued

	Fiscal Year Ended January 31, 2011
	Guarantor Entities	Non-Guarantor Entities	Eliminations	Consolidated Totals
(Dollars in thousands)
Net cash provided by (used in):
Operating activities
Net loss	$(10,032)	$(34,228)	34,228	$(10,032)
Equity in loss of subsidiaries	34,228	-	(34,228)	-
Other adjustments	28,970	37,926	-	66,896
Operating activities	53,166	3,698	-	56,864
Investing activities	(14,525)	(399)	-	(14,924)
Financing activities	(36,617)	467	-	(36,150)
Effect of exchange rate on cash	-	57	-	57
Net increase in cash	2,024	3,823	-	5,847
Cash at the beginning of the period	248	3,073	-	3,321
Cash at the end of the period	$2,272	$6,896	$-	$9,168

	Fiscal Year Ended January 31, 2010
	Guarantor Entities	Non-Guarantor Entities	Eliminations	Consolidated Totals
(Dollars in thousands)
Net cash provided by (used in):
Operating activities
Net loss	$(23,899)	$(15,953)	15,953	$(23,899)
Equity in loss of subsidiaries	15,953	-	(15,953)	-
Other adjustments	64,661	25,559	-	90,220
Operating activities	56,715	9,606	-	66,321
Investing activities	(1,301)	(1,639)	-	(2,940)
Financing activities	(55,192)	(8,541)	-	(63,733)
Effect of exchange rate on cash	-	1,667	-	1,667
Net increase in cash	222	1,093	-	1,315
Cash at the beginning of the period	26	1,980	-	2,006
Cash at the end of the period	$248	$3,073	$-	$3,321

Note 8. Significant Balance Sheet Accounts

Allowance for Doubtful Accounts:    Activity in the allowance for doubtful accounts was as follows:

	Fiscal Year Ended January 31,
	2012	2011	2010
(Dollars in thousands)
Allowance for doubtful accounts at beginning of period	$2,707	$4,919	$3,599
Additions to reserves	593	684	2,482
Writeoffs against allowance for doubtful accounts	(752)	(3,085)	(1,327)
Collections of previously reserved items	68	189	165
Allowance for doubtful accounts at end of period	$2,616	$2,707	$4,919

Stewart & Stevenson LLC and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Inventories, net:    Summarized below are the components of inventories:

	As of January 31,
	2012	2011
(Dollars in thousands)
Inventory purchased under distributor agreements	$174,131	$107,872
Raw materials and spare parts	127,345	79,231
Work in process	135,555	97,501
Finished goods	1,519	1,305
Total Inventories	$438,550	$285,909

Raw materials and spare parts include OEM equipment and components used in the manufacturing segment. Included in work in process are seven drilling rigs that are substantially complete and ready for customer orders.  Finished goods includes manufactured equipment that is essentially complete at January 31, 2012. The inventory balances above are net of inventory valuation allowances of $40.6 million and $30.4 million at January 31, 2012 and January 31, 2011, respectively.

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

	As of January 31,
	2012	2011
(Dollars In thousands)
Costs incurred on uncompleted contracts	$167,971	$91,768
Accrued profits	55,226	22,744
	$223,197	$114,512
Less billings to date	(148,965)	(39,863)
	$74,232	$74,649

Recoverable costs and accrued profits not yet billed (CIEB)	$75,966	$78,934
Billings in excess of incurred costs and accrued profits (BIEC)	(1,734)	(4,285)
	$74,232	$74,649

Property, Plant and Equipment, net:    Components of property, plant and equipment, net, were as follows:

	As of January 31,
	2012	2011
(Dollars in thousands)
Machinery and equipment	$34,590	$29,852
Buildings and leasehold improvements	32,655	27,918
Rental equipment	87,502	67,067
Computer hardware and software	5,570	4,701
Accumulated depreciation	(74,947)	(62,220)
Net depreciable assets	$85,370	$67,318
Construction in progress	1,085	696
Land	8,169	7,063
Property, plant and equipment, net	$94,624	$75,077

Depreciation expense was $16.2 million, $15.5 million and $16.1 million in Fiscal 2011, 2010 and 2009, respectively.

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

Intangible Assets and Goodwill:    Amounts allocated to intangible assets are amortized in a manner over which the expected benefits of those assets are realized pursuant to their estimated useful lives. Intangible assets include the following:

		As of January 31, 2012
	Estimated Useful Life	Gross Carrying Value	EMDSI Acquisition	Accumulated Amortization	Currency Translation	Net
(Dollars in thousands)
Non-current amortizable intangible assets:
Engineering drawings	2.5-10 Years	$6,346	$-	$(5,474)	$189	$1,061
Distribution contracts	27 Years	3,384	2,613	(1,240)	-	4,757
Customer relationships	6-11 Years	7,409	2,080	(4,360)	638	5,767
Non-compete covenant	5 Years	1,420	-	(1,500)	106	26
Total		$18,559	$4,693	$(12,574)	$933	$11,611

Indefinite-lived intangible assets:
Trademarks and tradename	-	6,316	762	-	374	7,452

Total		$24,875	$5,455	$(12,574)	$1,307	$19,063

We acquired approximately $5.5 million of intangible assets in the EMDSI Acquisition, which are recorded in goodwill and intangibles, net in our consolidated balance sheet. See “Note 16— EMDSI Acquisition.”

		As of January 31, 2011
	Estimated Useful Life	Gross Carrying Value	Accumulated Amortization	Impairment	Currency Translation	Net
(Dollars in thousands)
Non-current amortizable intangible assets:
Engineering drawings	2.5-10 Years	$6,346	$(5,211)	$-	$189	$1,324
Distribution contracts	27 Years	3,384	(624)	-	-	2,760
Customer relationships	6-11 Years	7,409	(3,097)	-	635	4,947
Non-compete covenant	5 Years	1,420	(1,182)	-	105	343
Total		18,559	(10,114)	-	929	9,374

Indefinite-lived intangible assets:
Trademarks	-	9,150	-	(2,834)	374	6,690

Total		$27,709	$(10,114)	$(2,834)	$1,303	$16,064

Amortization expense was $2.5 million, $1.5 million and $2.3 million in Fiscal 2011, 2010 and 2009, respectively. Amortization expense for the next 5 years is expected to be as follows:

Amount
(Dollars in thousands)
Fiscal 2012	$1,991
Fiscal 2013	1,878
Fiscal 2014	1,776
Fiscal 2015	1,578
Fiscal 2016	1,329
Total	$8,552

Stewart & Stevenson LLC and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

The following table presents goodwill (relating entirely to the distribution segment) as of the dates indicated, as well as changes in the account during the period shown.

Amount
(Dollars in thousands)
Carrying amount as of January 31, 2011	$-
Goodwill acquired during the year	3,801
Carrying amount as of January 31, 2012	$3,801

See “Note 16— EMDSI Acquisition” for information on the goodwill acquired during Fiscal 2011.

Warranty Costs:    A summary of activity for accrued warranty costs, recorded in other current liabilities on the consolidated balance sheet, for the periods ended January 31, 2012, 2011 and 2010 was as follows:

	Fiscal Year Ended January 31,
	2012	2011	2010
(Dollars in thousands)
Accrued warranty costs at beginning of period	$9,110	$4,398	$4,990
Payments for warranty obligations	(4,642)	(4,245)	(6,174)
Warranty accrual	6,218	8,957	5,582
Accrued warranty costs at end of period	$10,686	$9,110	$4,398

Other current liabilities:    Included in other current liabilities are $5.8 million and $12.2 million of accrued job costs as of January 31, 2012 and January 31, 2011, respectively. No other item comprised more than 5% of total current liabilities as of January 31, 2012 or January 31, 2011.

Note 9. Equity and Share-Based Compensation

Equity:  The Company has 56,179,272 common units issued and outstanding, which consist of both Common Units and Common B Units. Additionally, the Company has Common A Units, none of which are issued or outstanding. These three classes of Units have the same economic rights. The voting and transfer rights of the three classes differ in that the Common Units are entitled to one vote per Common Unit and upon transfer shall remain designated as Common Units. The Common A Units are entitled to ten votes per Common A Unit and upon transfer will be designated as Common Units. The Common B Units are entitled to ten votes per Common B Unit and upon transfer may be designated by the transferor as Common B Units, Common A Units or Common Units. The number of Common Units and Common B Units issued and outstanding as of January 31, 2012, was 27,747,927 and 28,431,345, respectively, and as of January 31, 2011, was 27,033,613 and 28,991,597, respectively.

Stewart & Stevenson LLC is a limited liability company, therefore, U.S. federal and certain state taxes are paid by the holders of our common units. As a limited liability company, the common interest holders’ liability is limited to the capital invested in the Company.

Share-Based Compensation: On September 5, 2007, our board of directors adopted the 2007 Incentive Compensation Plan (“Incentive Plan”). The Incentive Plan received the required approval of a majority of our unitholders and became effective on September 27, 2007. In connection with the adoption and approval of the Incentive Plan, the compensation committee of the board, which has the responsibility to administer the Incentive Plan, made certain grants of restricted units to our non-executive directors and certain members of our senior executive management. The grants to our four non-executive directors totaled 134,454 restricted units vesting in five (5) 26,891 unit tranches, with each such tranche vesting upon board service for a complete fiscal year. In addition, 62,745 of the restricted units granted to three former directors were earned as part of their service to us with the balance of their grants being forfeited. The executive grants total 33,613 restricted units vesting in five (5) 6,723 unit tranches, with each tranche vesting upon employment for a complete fiscal year. In addition, 11,204 of the restricted units granted to a former executive were earned before his resignation from the Company with the balance being forfeited. The executive grants are subject to the achievement of net pre-tax income growth in the relevant fiscal year that exceeds the median net pre-tax income growth of a peer group of companies consisting of Schlumberger, Ltd., National Oilwell Varco, Inc., Weatherford International Ltd. and Cameron International Corp. and are subject to acceleration in the case of an executive’s death or disability.  This performance condition was met for Fiscal 2011, 2010 and 2007 and 6,723 units vested in each fiscal year; however, this performance condition was not

Stewart & Stevenson LLC and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

met for Fiscal 2009 or Fiscal 2008 and those tranches were forfeited. All grants are subject to (i) the completion of an initial public equity offering and (ii) accelerated vesting upon a change-in-control of the company. No expense has been recognized for these grants because the contingent condition has not occurred and, as of January 31, 2012, diluted earnings per common unit excluded 228,571 contingent unvested restricted units related to these September 2007 grants.

On May 31, 2011 upon the recommendation of our chairman, approval of our compensation committee and pursuant to the Amended and Restated 2007 Incentive Compensation Plan, we made two grants of equity awards to our Chief Executive Officer.  The first was a grant of 154,062 fully vested common units made on May 31, 2011.  The second was options to purchase 112,045 common units, which grant was made on May 31, 2011.  These options vest on the first anniversary of the date of grant, subject to the achievement of a Board-approved EBITDA target for Fiscal 2011 of $122.0 million (our actual EBITDA was $138.8 million), and have an exercise price of $11.00.

As there is no active market for our common units, the fair value for the common units was determined through an independent, third-party valuation of the Company.  This valuation resulted in a fair value of $11.00 per common unit. As such, the 154,062 common units, which vested immediately, were recognized as compensation expense at a fair value of $11.00 per common unit and resulted in approximately $1.7 million of compensation expense recorded in selling and administrative expenses.

In order to determine the fair value for these options granted on May 31, 2011, which amount to 112,045 options with an exercise price of $11.00 per option and a ten-year contractual life, we used the Black-Scholes option pricing model.  Valuation assumptions utilized were as follows:

Expected volatility	40.03%
Risk-free interest rate	1.70%
Expected dividends	0.00%
Expected term (in years)	4.55

As there is no active market for our common units, we utilized comparisons to a peer group of companies for certain of our key valuation assumptions, including the expected volatility and expected term.  The risk-free interest rate assumption is based upon observed interest rates reasonably appropriate for the term of the options.  The dividend yield assumption is based on our history and expectation of dividend payouts.  Utilizing these valuation assumptions, the fair value of these options was $3.92 per common unit, or $0.4 million of total fair value  As the service measure exceeds the performance measure, which was anticipated to and has been met for Fiscal 2011, the fair value of $0.4 million is being recognized as compensation expense ratably over the one year service requirement and approximately $0.3 million has been recognized as compensation expense, recorded in selling and administrative expenses, in Fiscal 2011.  The remaining unrecognized compensation expense of $0.1 million will be recognized ratably through May 31, 2012.  While the performance condition for these options has been met for Fiscal 2011, these options are not yet exercisable as the service condition has not, yet, been attained.

We recognized non-cash, share-based compensation expense of approximately $2.0 million related to all share-based compensation awards during Fiscal 2011.

Stewart & Stevenson LLC and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 10. Employee Retirement Savings Plan

We sponsor an employee retirement savings plan which qualifies under Section 401(k) of the Internal Revenue Code. The savings plan is designed to provide eligible employees with an opportunity to make regular contributions into a long-term investment and savings program. Substantially all U.S. employees are eligible to participate in the savings plan beginning on the first full pay period after employment. During Fiscal 2011, Fiscal 2010 and Fiscal 2009, we matched employee contributions at the rate of 35% up to 6% of eligible earnings. We incurred expenses of $2.1 million, $1.5 million and $1.4 million for Fiscal 2011, 2010 and 2009, respectively. During Fiscal 2012, we will match employee contributions at the rate of 50% up to 6% of eligible earnings.

Note 11. Leases

Operating Lease Commitments:    We lease certain facilities and equipment from third parties under operating lease arrangements of varying terms. Under the terms of these operating lease arrangements, we are generally obligated to make monthly rental payments to the lessors, and include no further obligations at the end of the lease terms. If we elect to cancel or terminate a lease prior to the end of its term, we are typically obligated to make all remaining lease payments. In certain cases, however, we are allowed to sublet the assets to another party. Total rent expense was $9.2 million, $9.6 million and $10.2 million in Fiscal 2011, 2010 and 2009, respectively.

Future minimum lease payments under operating leases as of January 31, 2012 are as follows:

Amount
(Dollars in thousands)
Fiscal 2012	$6,785
Fiscal 2013	4,902
Fiscal 2014	3,741
Fiscal 2015	2,472
Fiscal 2016 and thereafter	3,285
Total	$21,185

Note 12. Related Party Transactions

James W. Crystal, a member of our board of directors, is also the Chairman and Chief Executive Officer of Frank Crystal & Company, Inc., an insurance brokerage firm. In Fiscal 2011, 2010 and 2009, we purchased insurance coverage through Frank Crystal & Company, Inc., generating commissions to Frank Crystal and Company, Inc. of $537,414, $477,799 and $358,426, respectively. The purchase of this coverage was negotiated on an arm’s length basis and we believe that the premium was within the range of market prices for similar types of insurance coverage. We currently anticipate that we will continue to procure insurance from Frank Crystal & Company, Inc.

John B. Simmons, our Chief Financial Officer, is a principal of a firm that specializes in fire and water damage restorations.  During Fiscal 2011, one of our locations sustained damage due to an isolated fire.  We paid this firm $282,722 for restoration services for this location.  The services were negotiated on an arm’s length basis and we believe that the fees charged were within the range of market prices for this type of service.  This firm has previously provided services to the Company prior to Mr. Simmons’ return to the Company in Fiscal 2010.

In Fiscal 2009, we received a $37.5 million equipment order from an affiliate that was negotiated at arms-length on terms that were consistent with market pricing for such equipment.  Full payment for the order has been received but revenue recognition is deferred until the equipment is sold to a third party.  In the second quarter of 2011, we purchased a portion of this equipment from the affiliate for $7.4 million and subsequently sold it to a third party for $7.8 million.  As a result of this sale to a third party, we recognized revenue and cost of sales, including acquisition cost paid to the affiliate of $0.4 million.  As of January 31, 2012 and 2011, we held the remaining portion of the equipment in inventories, net in the amounts of $24.2 million and $29.5 million for resale on behalf of our affiliate, and maintained $30.5 million and $31.2 million of the payments received from the affiliate as customer deposits.

Stewart & Stevenson LLC and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

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

Note 13. Litigation and Contingencies

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

During Fiscal 2009, the State of Texas began conducting a sales and use tax audit of one of the Company’s subsidiaries for Fiscal 2006, 2007 and 2008. The audit period was subsequently expanded to include Fiscal 2009. In the second quarter of Fiscal 2009, we completed a preliminary analysis and recorded our then best estimate of probable loss as a charge to selling and administrative expenses and other current liabilities in our consolidated financial statements. As the audit process and periods evolved, we continued to update this analysis and recorded adjustments to the accrual reflecting our best estimate of probable loss. During the third quarter of Fiscal 2011, the State of Texas and the Company’s subsidiary resolved and settled the audit in full for these fiscal years.  The resolution and settlement of the audit was for an amount that approximated the Company’s accrual and did not impact the Company’s results of operations for the third quarter of Fiscal 2011.

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

Note 14. Concentrations

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

We market our products and services throughout the world and are not dependent upon any single geographic region outside the United States. Substantially all of our long-lived assets are located in the United States. Our sales to countries outside the United States, including sales to U.S. customers for export, totaled $260.9 million, $166.7 million and $205.6 million in Fiscal 2011, 2010 and 2009, respectively. We are not dependent on any single customer and in Fiscal 2011, no single customer accounted for more than 8.0% of our total revenues. Our top 10 customers generated approximately 41.8% of our total revenues during Fiscal 2011.

Stewart & Stevenson LLC and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 15. Quarterly Financial Information—Unaudited

Fiscal year ended January 31, 2012

	Quarter ended				Total
	April 30, 2011	July 30, 2011	October 29, 2011	January 31, 2012	Year
(Dollars in thousands)
Sales	$271,367	$313,445	$351,333	$387,862	$1,324,007
Gross profit	50,538	59,845	71,765	75,405	257,553

Net earnings (loss) available for common unitholders	$13,847	$17,958	$31,682	$34,422	$97,909

Net earnings available for common unitholders per unit:
Basic	$0.25	$0.32	$0.56	$0.61	$1.74
Diluted	$0.25	$0.32	$0.56	$0.61	$1.74

Fiscal year ended January 31, 2011

	Quarter ended				Total
	May 1, 2010	July 31, 2010	October 30, 2010	January 31, 2011	Year
(Dollars in thousands)
Sales	$161,936	$206,132	$228,502	$264,664	$861,234
Gross profit	25,679	37,045	42,719	39,824	145,267

Net earnings (loss) available for common unitholders	$(4,699)	$7,393	$9,927	$(22,653)	$(10,032)

Net earnings available for common unitholders per unit:
Basic	$(0.08)	$0.13	$0.18	$(0.40)	$(0.18)
Diluted	$(0.08)	$0.13	$0.18	$(0.40)	$(0.18)

Net loss for the quarter ended January 31, 2011 includes the impact of the $31.5 million goodwill and indefinite-lived intangible assets impairment charge for Crown.

Note 16. EMDSI Acquisition

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

Recording of Assets Acquired and Liabilities Assumed

The following summarizes our assessment of the fair values of the assets acquired and liabilities assumed at the acquisition date. The excess of the consideration transferred over the assessment of fair value amounts to $3.8 million and is recorded as goodwill (all to our distribution segment). Goodwill represents the future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. The following table reflects the amounts recognized for assets acquired and liabilities assumed.

Stewart & Stevenson LLC and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

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

The fair values for inventories, construction contract assets and liabilities, customer deposits, deferred revenue, intangible assets and, consequently, goodwill, changed from our preliminary assessment of fair value as of April 30, 2011 based upon our final assessment of fair value. The impact of these changes did not have a material impact to the consolidated statements of operations for any quarterly fiscal period during the fiscal year ended January 31, 2012.

Stewart & Stevenson LLC and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Pro Forma Impact of EMDSI Acquisition

The unaudited pro forma condensed combined statement of operations for the years ended January 31, 2012 and January 31, 2011 gives effect to the March 23, 2011 consummation of the EMDSI acquisition as if the transaction occurred on February 1, 2011 and 2010, respectively. The unaudited pro forma information is presented for illustration purposes only and is not necessarily indicative of the results of operations which would actually have been reported had the combination been in effect during these periods, or for which we might expect to report in the future.

	Fiscal Year Ended January 31,
	2012	2011
	(unaudited)	(unaudited)
(Dollars and units in thousands)
Sales	$1,331,014	$886,767

Net earnings (loss)	$97,848	$(28,388)

Weighted average units outstanding:
Basic	56,129	56,025
Diluted	56,129	56,025

Net earnings (loss) per common unit:
Basic	$1.74	$(0.51)
Diluted	$1.74	$(0.51)

Note 17. Subsequent Events (unaudited)

Unitholder Distribution:  On April 16, 2012, an $18.0 million distribution was paid to the common unitholders of Stewart & Stevenson LLC. This represented the first distribution other than tax distributions made to unitholders.

Related Party Transactions:  In March 2012, we acquired the U.S. properties of Crown for approximately $12.5 million.  This acquisition was financed with the proceeds of a loan from an affiliate.  The loan matures in ten years, bears interest at 5.0% per annum, requires quarterly interest payments beginning in June 2012 and quarterly principal payments of $0.4 million beginning in June 2017, with the principal balance of $5.4 million, along with accrued interest thereon, due in March 2022.

Also in March 2012, an affiliate acquired the Canada property of Crown from its owner.  As a consequence of that acquisition, our lease from the prior owner was replaced by a lease from this affiliate.  The lease terms and conditions remain unchanged, including annual rent payments of Canadian $0.8 million per annum, except that the lease term is 10 years ending in March 2022 and rent escalates in accordance with changes in the U.S. consumer price index.  The new lease provides us (i) an option to extend the term for two consecutive periods of five years each and (ii) a right of first refusal to purchase the property in the event the affiliate receives a third party bona fide offer to purchase the property.