Form 10-Q
period 2012-05-05
Stewart & Stevenson LLC
filed 2012-06-15
CIK 1381455

United States Securities and Exchange Commission

Washington, D.C.  20549

FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended May 5, 2012

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ____________ to _______________

Commission File Number 001-33836

Stewart & Stevenson LLC

(Exact name of registrant as specified in its charter)

Delaware	20-3974034
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification Number)
organization)

1000 Louisiana St., Suite 5900, Houston, TX	77002
(Address of Principal Executive Offices)	(Zip Code)

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

There is no market for the registrant’s equity.  As of May 5, 2012, there were 56,179,272 common units outstanding.

* The registrant is currently not required to file reports, including this report, pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 but is voluntarily filing this report with the Securities and Exchange Commission.

STEWART & STEVENSON LLC AND SUBSIDIARIES

PART I.  Financial Information

Item 1.  Financial Statements

Stewart & Stevenson LLC and Subsidiaries

Condensed Consolidated Balance Sheets

	As of
	May 5, 2012	January 31, 2012
(Dollars in thousands)	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$10,765	$4,211
Restricted cash	5,000	5,000
Accounts receivable, net	131,224	116,144
Recoverable costs and accrued profits not yet billed	47,214	75,966
Inventories	465,986	438,550
Other current assets	5,829	5,714
Total current assets	666,018	645,585

Property, plant and equipment, net	109,512	94,624
Goodwill and intangibles, net	22,313	22,864
Deferred financing costs and other assets	5,052	4,928
Total assets	$802,895	$768,001

Liabilities and shareholders’ equity
Current liabilities:
Bank notes payable	$11,499	$6,948
Accounts payable	116,353	143,493
Accrued payrolls and incentives	17,584	30,723
Billings in excess of incurred costs	329	1,734
Customer deposits	93,473	85,579
Other current liabilities	47,811	41,752
Total current liabilities	287,049	310,229

Long-term debt, net of current portion	280,390	236,772
Long-term debt to affiliate	12,510	-
Other long-term liabilities	-	8
Total liabilities	579,949	547,009

Commitments and contingencies
Shareholders’ equity:
Common units, 56,179,272 issued and outstanding	76,271	76,101
Accumulated other comprehensive income	5,500	5,236
Retained earnings	141,175	139,655
Total shareholders’ equity	222,946	220,992
Total liabilities and shareholders’ equity	$802,895	$768,001

See accompanying Notes to Condensed Consolidated Financial Statements

Stewart & Stevenson LLC and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended
	May 5, 2012	April 30, 2011
(Dollars and units in thousands)
Sales	$374,414	$271,367
Cost of sales	301,380	220,829
Gross profit	73,034	50,538

Selling and administrative expenses	38,560	31,327
Other expense, net	100	400
Operating profit	34,374	18,811

Interest expense, net	5,630	4,854
Earnings before income taxes	28,744	13,957

Income tax expense	1,008	110
Net earnings	$27,736	$13,847

Weighted average units outstanding:
Basic	56,179	56,025
Diluted	56,179	56,025

Net earnings per common unit:
Basic	$0.49	$0.25
Diluted	$0.49	$0.25

See accompanying Notes to Condensed Consolidated Financial Statements

Stewart & Stevenson LLC and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

	For the Three Months Ended
	May 5, 2012	April 30, 2011
(Dollars in thousands)
Net earnings	$27,736	$13,847
Currency translation adjustments	264	1,424
Comprehensive income	$28,000	$15,271

See accompanying Notes to Condensed Consolidated Financial Statements

Stewart & Stevenson LLC and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended
	May 5, 2012	April 30, 2011
(Dollars in thousands)
Operating activities
Net earnings	$27,736	$13,847
Adjustments to reconcile net earnings to net cash (used in) provided by operating activities:
Amortization of deferred financing costs	306	409
Depreciation and amortization	4,715	4,121
Share-based compensation expense	170	-
Non-cash foreign exchange gains	(45)	(5)
Change in operating assets and liabilities net of the effect of acquisitions:
Accounts receivable, net	(14,932)	(16,753)
Recoverable costs and accrued profits not yet billed	28,781	41,215
Inventories	(27,003)	(29,108)
Accounts payable	(27,357)	7,370
Accrued payrolls and incentives	(13,174)	248
Billings in excess of incurred costs	(1,411)	2,580
Customer deposits	7,825	18,024
Other current assets and liabilities	6,308	2,334
Other, net	(386)	1,401
Net cash (used in) provided by operating activities	(8,467)	45,683

Investing activities
Capital expenditures	(1,583)	(1,308)
Additions to rental equipment	(1,291)	(3,058)
Acquisitions of properties	(16,153)	-
Acquisitions, net of cash acquired	-	(23,402)
Net cash used in investing activities	(19,027)	(27,768)

Financing activities
Change in short-term notes payable	4,434	(1,824)
Deferred financing costs	(429)	-
Long-term debt to affiliate	12,510	-
Change in long-term revolving loans	43,618	(10,116)
Distributions to unitholders	(18,000)	-
Distributions to unitholders for tax obligations	(8,216)	(1,063)
Net cash provided by (used in) financing activities	33,917	(13,003)

Effect of exchange rate on cash	131	86

Increase in cash and cash equivalents	6,554	4,998
Cash and cash equivalents, beginning of fiscal period	4,211	9,168
Cash and cash equivalents, end of fiscal period	$10,765	$14,166

Cash paid for:
Interest	$1,100	$578
Income taxes	$632	$275

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

On March 23, 2011, we acquired 100% of the stock of EMDSI-Hunt Power, L.L.C. (“EMDSI”) in an all cash transaction from ITOCHU Corporation of Japan (“ITOCHU”), which we refer to as the “EMDSI Acquisition.” EMDSI, which is based in Harvey, Louisiana, specializes in the marketing and distribution of medium speed diesel engines for marine propulsion, drilling and power generation applications and is a provider of aftermarket parts and services.

We are a leading designer, manufacturer and provider of specialized equipment and aftermarket parts and service for the oil and gas and other industries. Our wide range of products covers hydraulic fracturing, well stimulation, workover, intervention and drilling operations. These products include well stimulation equipment,  pumping, acidizing, coiled tubing, cementing and nitrogen units, drilling rigs, workover rigs, power generation systems and electrical support and distribution systems, as well as engines, transmissions, prime movers and material handling equipment. We have a substantial installed base of products, which provides us with significant opportunities for recurring, higher-margin aftermarket parts and service revenues from customers in the oil and gas, power generation and various other industries. In addition, we provide rental equipment to our customers, including generator sets, air compressors, rail car movers and material handling equipment.

Note 2. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with Rule 10-01 of Regulation S-X for interim financial statements and do not include all information and footnotes required by United States (“U.S.”) generally accepted accounting principles (“GAAP”) for complete financial statements.  However, the information furnished herein reflects all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented.  The results of operations for the three months ended May 5, 2012 are not necessarily indicative of the results that will be realized for the fiscal year ending January 31, 2013. These condensed consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K and the notes thereto for the year ended January 31, 2012.

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

Fiscal Year: Our fiscal year begins on February 1 of the year stated and ends on January 31 of the following year.  For example, our “Fiscal 2012” began on February 1, 2012 and will end on January 31, 2013.  We report results on the fiscal quarter method with each quarter comprising approximately 13 weeks. The first quarter of Fiscal 2012 began on February 1, 2012 and ended on May 5, 2012.

Stewart & Stevenson LLC and Subsidiaries

Notes to Condensed Consolidated Financial Statements – continued

(Unaudited)

Consolidation:  The consolidated financial statements include the accounts of Stewart & Stevenson LLC and all enterprises in which we have a controlling interest. All intercompany accounts and transactions have been eliminated. We do not have any variable-interest entities.

New Accounting Pronouncements:  On February 1, 2012, we adopted Accounting Standards Update (“ASU”) No. 2011-08, “Intangibles-Goodwill and Other.”  This accounting update provides companies with the option to make a qualitative evaluation about the likelihood of goodwill impairment.  A company will be required to perform the two-step impairment test only if it concludes that the fair value of a reporting unit is more likely than not (i.e., more than 50% likelihood) less than its carrying value.  This accounting update is effective for goodwill impairment tests performed in interim and annual periods for fiscal years beginning after December 15, 2011.  We will apply this update in conjunction with our Fiscal 2012 annual impairment evaluation performed in the fourth quarter.

Also on February 1, 2012, we adopted ASU No. 2011-05, “Presentation of Comprehensive Income” which requires that all non-owner changes in equity be presented in a single continuous statement of comprehensive income or in two separate but consecutive statements.  Our adoption of the new guidance did not impact our consolidated financial position, results of operations or cash flows.

Also on February 1, 2012, we adopted ASU 2011-04, “Fair Value Measurement.” This new guidance amends current fair value measurement and disclosure guidance to include increased transparency around valuation inputs and investment categorization. Our adoption of the new guidance did not impact our consolidated financial position, results of operations or cash flows, although it did require additional fair value disclosures.

Note 3. Segment Data

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

Distribution

We provide stand-alone products and aftermarket parts and service for products manufactured by us, our six key original equipment manufacturers (“OEM”) and other manufacturers. In addition, we provide rental equipment including generator sets, air compressors, rail car movers and material handling equipment to our customers. Our aftermarket parts and service operations, which provide us with a recurring, higher-margin source of revenue, serve customers engaged in the oil and gas, power generation, marine, mining, construction, commercial vehicle and material handling industries, as well as other industries.

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

Stewart & Stevenson LLC and Subsidiaries

Notes to Condensed Consolidated Financial Statements – continued

(Unaudited)

Intra-segment revenues and costs are eliminated, and operating profit (loss) represents earnings (loss) before interest and income taxes. Operating results by segment were as follows:

	For the Three Months Ended
	May 5, 2012	April 30, 2011
(Dollars in thousands)
Sales
Manufacturing segment
Equipment	$154,006	$106,008
Parts and service	5,893	6,487
Total manufacturing sales	$159,899	$112,495

Distribution segment
Equipment	$108,010	$71,939
Parts and service	96,673	80,739
Rentals	9,832	6,194
Total distribution sales	$214,515	$158,872

Total sales	$374,414	$271,367

Operating profit (loss)
Manufacturing	$31,087	$19,756
Distribution	17,033	10,259
Corporate and shared services	(13,746)	(11,204)
Total operating profit	$34,374	$18,811

Operating profit percentage
Manufacturing	19.4%	17.6%
Distribution	7.9%	6.5%
Consolidated	9.2%	6.9%

Note 4. Long-Term Debt

	As of
	May 5, 2012	January 31, 2012
(Dollars in thousands)
Other debt	$11,499	$6,948
Long-term debt to affiliate	12,510	-
Revolving credit facility	130,390	86,772
Unsecured senior notes	150,000	150,000
Total	304,399	243,720
Less: current portion of debt	(11,499)	(6,948)
Long-term debt, net of current portion	$292,900	$236,772

Other debt: Other debt includes certain short-term secured loans relating to our South American operations, a floor plan financing agreement and certain equipment loans.  The restricted cash on our balance sheet relates to collateral securing a portion of this debt.

Stewart & Stevenson LLC and Subsidiaries

Notes to Condensed Consolidated Financial Statements – continued

(Unaudited)

Long-term debt to affiliate:  Our long-term debt to affiliate relates to the financing of our March 2012 acquisition of the U.S. properties of Crown, which we had previously leased. This debt matures in ten years, bears interest at 5.0% per annum, requires quarterly interest payments beginning in June 2012 and quarterly principal payments of $0.4 million beginning in June 2017, with the principal balance of $5.4 million, along with accrued interest thereon, due in March 2022.

Revolving Credit Facility: On December 23, 2011, we entered into the Third Amended and Restated Credit Agreement (the “Credit Agreement”) for our revolving credit facility.  The Credit Agreement provides for a $250 million asset-based revolving credit facility, which is expandable by a $125 million accordion, is secured by substantially all accounts receivable, inventory and property, plant and equipment of the Company and expires on December 23, 2016.  Borrowings bear interest based on a pricing grid that is determined by the available borrowing capacity under the revolving credit facility and the interest rate selected:  LIBOR plus a margin ranging from 1.75% to 2.25% per annum or Prime Rate plus a margin ranging from 0.75% to 1.25%.  These ranges may be further reduced by 0.25% (25 basis points) based on our leverage ratios, as specified in the Credit Agreement. Borrowings under the revolving credit facility bear interest at a weighted average interest rate of 2.39% as of May 5, 2012. Commitment fees are charged for the undrawn portion of the revolving credit facility based on the usage of the revolving credit facility with 0.50% per annum being charged for usage less than or equal to 35% ($87.5 million) and 0.375% per annum being charged for usage greater than 35%. Interest payments are due monthly, or as LIBOR contracts expire. The revolving credit facility also has a $50.0 million sub-facility which may be used for letters of credit. The Credit Agreement limits available borrowings to certain percentages of our assets. As of May 5, 2012, there were $20.2 million of letters of credit outstanding. Based on the outstanding borrowings, letters of credit issued and the terms of the asset-based revolving credit facility, our available borrowing capacity was approximately $73.6 million at May 5, 2012. As required by the terms of the revolving credit facility, our available borrowing capacity is required to be reduced by the principal amount of our senior notes outstanding plus $25 million in the event the senior notes are not repaid by the date which is 60 days prior to their stated maturity of July 2014 or the maturity of the senior notes is not otherwise extended to at least 90 days beyond the maturity of the revolving credit facility.

Unsecured Senior Notes: The $150.0 million of unsecured senior notes bear interest at 10% per annum and mature in July 2014.

The revolving credit facility and the senior notes contain financial and operating covenants with which we must comply during the terms of the agreements.  These covenants include the maintenance of certain financial ratios, restrictions related to the incurrence of certain indebtedness and investments, and prohibition of the creation of certain liens. We were in compliance with all covenants as of May 5, 2012. The financial covenant for the revolving credit facility requires that we maintain a fixed charge coverage ratio, as defined in the agreement, of at least 1.1 to 1.0; however, this covenant does not take effect until our available borrowing capacity is $25.0 million or less.  The financial covenant for the senior notes requires that, were we to incur additional indebtedness, pay dividends or make certain other restricted payments (in each case, subject to various exceptions set forth in the indenture), after giving effect to the incurrence of such additional indebtedness, we have a consolidated coverage ratio, as defined in the indenture, of at least 2.5 to 1.0.

During the fourth quarter of Fiscal 2011, we incurred $1.8 million of capitalized legal and financing costs associated with the revolving credit facility. As of May 5, 2012, $4.2 million of capitalized legal and financing costs were recorded in deferred financing costs and other in our consolidated balance sheet.

Our notes payable and revolving credit facility have interest rates which are tied to current market rates, and thus, their fair value approximates their recorded amounts. The estimated fair value of our senior notes was determined from information obtained from third party pricing sources, including broker quotes (Level 2 inputs). At May 5, 2012, our senior notes with a carrying value of $150.0 million had a fair value of $149.7 million.

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

Condensed Consolidating Balance Sheets

	As of May 5, 2012
	(Unaudited)
	Guarantor Entities	Non-Guarantor Entities	Eliminations	Consolidated Totals
(Dollars in thousands)
Current assets	$594,865	$71,153	$-	$666,018
Property, plant and equipment, net	107,050	2,462	-	109,512
Other assets	9,818	3,816	13,731	27,365
Total assets	$711,733	$77,431	$13,731	$802,895

Current liabilities	$246,878	$40,171	$-	$287,049
Intercompany (receivables) payables	(50,991)	50,991	-	-
Long-term liabilities	292,900	-	-	292,900
Shareholders’ equity (deficit)	222,946	(13,731)	13,731	222,946
Total liabilities and shareholders’ equity	$711,733	$77,431	$13,731	$802,895

	As of January 31, 2012
	Guarantor Entities	Non-Guarantor Entities	Eliminations	Consolidated Totals
(Dollars in thousands)
Current assets	$577,929	$67,656	$-	$645,585
Property, plant and equipment, net	92,193	2,431	-	94,624
Other assets	16,229	3,946	7,617	27,792
Total assets	$686,351	$74,033	$7,617	$768,001

Current liabilities	$273,111	$37,118	$-	$310,229
Intercompany (receivables) payables	(44,523)	44,523	-	-
Long-term liabilities	236,771	9	-	236,780
Shareholders’ equity (deficit)	220,992	(7,617)	7,617	220,992
Total liabilities and shareholders’ equity	$686,351	$74,033	$7,617	$768,001

Stewart & Stevenson LLC and Subsidiaries

Notes to Condensed Consolidated Financial Statements – continued

(Unaudited)

Condensed Consolidating Statements of Operations

(Unaudited)

	For the Three Months Ended May 5, 2012
	Guarantor Entities	Non-Guarantor Entities	Eliminations	Consolidated Totals
(Dollars in thousands)
Sales	$340,228	$34,186	$-	$374,414
Cost of sales	272,805	28,575	-	301,380
Gross profit	67,423	5,611	-	73,034

Selling and administrative expenses	34,475	4,085	-	38,560
Equity in earnings of subsidiaries	(169)	-	169	-
Other (income) expense, net	(30)	130	-	100
Operating profit	33,147	1,396	(169)	34,374

Interest expense, net	4,731	899	-	5,630
Earnings before income taxes	28,416	497	(169)	28,744
Income tax expense	680	328	-	1,008
Net earnings	$27,736	$169	$(169)	$27,736
Currency translation adjustments	5,196	(4,932)	-	264
Comprehensive income (loss)	$32,932	$(4,763)	$(169)	$28,000

	For the Three Months Ended April 30, 2011
	Guarantor Entities	Non-Guarantor Entities	Eliminations	Consolidated Totals
(Dollars in thousands)
Sales	$240,171	$31,196	$-	$271,367
Cost of sales	195,428	25,401	-	220,829
Gross profit	44,743	5,795	-	50,538

Selling and administrative expenses	27,279	4,048	-	31,327
Equity in earnings of subsidiaries	(808)	-	808	-
Other (income) expense, net	(52)	452	-	400
Operating profit	18,324	1,295	(808)	18,811

Interest expense, net	4,115	739	-	4,854
Earnings before income taxes	14,209	556	(808)	13,957
Income tax expense (benefit)	362	(252)	-	110
Net earnings	$13,847	$808	$(808)	$13,847
Currency translation adjustments	-	1,424	-	1,424
Comprehensive income	$13,847	$2,232	$(808)	$15,271

Stewart & Stevenson LLC and Subsidiaries

Notes to Condensed Consolidated Financial Statements – continued

(Unaudited)

Condensed Consolidating Statements of Cash Flows

(Unaudited)

	For the Three Months Ended May 5, 2012
	Guarantor Entities	Non-Guarantor Entities	Eliminations	Consolidated Totals
(Dollars in thousands)
Net cash provided by (used in):
Operating activities
Net earnings	$27,736	$169	$(169)	$27,736
Equity in earnings of subsidiaries	(169)	-	169	-
Other adjustments	(42,976)	6,773	-	(36,203)
Operating activities	(15,409)	6,942	-	(8,467)
Investing activities	(18,743)	(284)	-	(19,027)
Financing activities	28,178	5,739	-	33,917
Effect of exchange rate on cash	5,215	(5,084)	-	131
Net (decrease) increase in cash	(759)	7,313	-	6,554
Cash at the beginning of the period	1,066	3,145	-	4,211
Cash at the end of the period	$307	$10,458	$-	$10,765

	For the Three Months Ended April 30, 2011
	Guarantor Entities	Non-Guarantor Entities	Eliminations	Consolidated Totals
(Dollars in thousands)
Net cash provided by (used in):
Operating activities
Net earnings	$13,847	$808	$(808)	$13,847
Equity in earnings of subsidiaries	(808)	-	808	-
Other adjustments	32,189	(353)	-	31,836
Operating activities	45,228	455	-	45,683
Investing activities	(27,740)	(28)	-	(27,768)
Financing activities	(11,243)	(1,760)	-	(13,003)
Effect of exchange rate on cash	-	86	-	86
Net increase (decrease) in cash	6,245	(1,247)	-	4,998
Cash at the beginning of the period	2,273	6,895	-	9,168
Cash at the end of the period	$8,518	$5,648	$-	$14,166

Note 5. Significant Balance Sheet Accounts

Allowance for Doubtful Accounts:  Activity in the allowance for doubtful accounts was as follows:

	For the Three Months Ended
	May 5, 2012	April 30, 2011
(Dollars in thousands)
Allowance for doubtful accounts at beginning of period	$2,616	$2,707
Additions to reserves	461	220
Writeoffs against allowance for doubtful accounts	(10)	(393)
Collections of previously reserved items	51	10
Allowance for doubtful accounts at end of period	$3,118	$2,544

Stewart & Stevenson LLC and Subsidiaries

Notes to Condensed Consolidated Financial Statements – continued

(Unaudited)

Inventories:  Summarized below are the components of inventories:

	As of
	May 5, 2012	January 31, 2012
(Dollars in thousands)
Inventory purchased under distributor agreements	$165,705	$174,131
Raw materials and spare parts	146,787	127,345
Work in process	151,485	135,555
Finished goods	2,009	1,519
Total inventories	$465,986	$438,550

Raw materials and spare parts include OEM equipment and components used in the manufacturing segment. Included in work in process are seven drilling rigs that are substantially complete and ready for customer orders. Finished goods include manufactured equipment that is essentially complete. The inventory balances above are net of inventory valuation allowances totaling $40.2 million and $40.6 million as of May 5, 2012 and January 31, 2012, respectively.

Property, Plant and Equipment, net:  Components of property, plant and equipment, net, were as follows:

	As of
	May 5, 2012	January 31, 2012

(Dollars in thousands)
Machinery and equipment	$35,179	$34,590
Buildings and leasehold improvements	43,436	32,655
Rental equipment	88,445	87,502
Computer hardware and software	5,666	5,570
Accumulated depreciation	(78,850)	(74,947)
Net depreciable assets	$93,876	$85,370
Construction in progress	5,080	1,085
Land	10,556	8,169
Property, plant and equipment, net	$109,512	$94,624

During the first quarter of Fiscal 2012, we acquired the U.S. properties of Crown that we had previously leased for approximately $12.6 million and an additional facility for $3.5 million.

Depreciation expense was $4.1 million and $3.6 million during the three months ended May 5, 2012 and April 30, 2011, respectively.

Stewart & Stevenson LLC and Subsidiaries

Notes to Condensed Consolidated Financial Statements – continued

(Unaudited)

Intangible Assets and Goodwill: Amounts allocated to intangible assets are amortized in a manner over which the expected benefits of those assets are realized pursuant to their estimated useful lives.  Intangible asset values include the following:

		As of May 5, 2012
	Estimated Useful Life	Gross Carrying Value	Accumulated Amortization	Currency Translation	Net
(Dollars in thousands)
Non-current amortizable intangible assets:
Engineering drawings	2.5-10 Years	$6,346	$(5,540)	$189	$995
Distribution contracts	27 Years	5,997	(1,412)	-	4,585
Customer relationships	6-11 Years	9,489	(4,664)	652	5,477
Non-compete covenant	5 Years	1,420	(1,526)	106	-
Total		$23,252	$(13,142)	$947	$11,057

Indefinite-lived intangible assets:
Trademarks and tradename	-	7,077	-	378	7,455

Total		$30,329	$(13,142)	$1,325	$18,512

		As of January 31, 2012
	Estimated Useful Life	Gross Carrying Value	EMDSI Acquisition	Accumulated Amortization	Currency Translation	Net
(Dollars in thousands)
Non-current amortizable intangible assets:
Engineering drawings	2.5-10 Years	$6,346	$-	$(5,474)	$189	$1,061
Distribution contracts	27 Years	3,384	2,613	(1,240)	-	4,757
Customer relationships	6-11 Years	7,409	2,080	(4,360)	638	5,767
Non-compete covenant	5 Years	1,420	-	(1,500)	106	26
Total		$18,559	$4,693	$(12,574)	$933	$11,611

Indefinite-lived intangible assets:
Trademarks and tradename	-	6,316	762	-	374	7,452

Total		$24,875	$5,455	$(12,574)	$1,307	$19,063

Amortization expense was $0.6 million and $0.5 million during the three months ended May 5, 2012 and April 30, 2011, respectively.

The following table presents goodwill (relating entirely to the distribution segment) as of the dates indicated, as well as changes in the account during the period shown:

Amount
(Dollars in thousands)
Carrying amount as of January 31, 2012	$3,801
Goodwill acquired during the year	-
Carrying amount as of May 5, 2012	$3,801

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

A summary of activity for accrued warranty costs, recorded in other current liabilities on the consolidated balance sheets for the periods ended May 5, 2012 and April 30, 2011, was as follows:

	For the Three Months Ended
	May 5, 2012	April 30, 2011
(Dollars in thousands)
Accrued warranty costs at beginning of period	$10,686	$9,110
Payments for warranty obligations	(1,848)	(1,317)
Warranty accrual	2,798	1,063
Accrued warranty costs at end of period	$11,636	$8,856

Other current liabilities:  Included in other current liabilities were $5.6 million and $10.9 million of accrued job costs as of May 5, 2012 and April 30, 2011, respectively.  No other item comprises more than 5% of total current liabilities.

Note 6. Equity and Share-Based Compensation

The Company has 56,179,272 common units issued and outstanding, which consist of both Common Units and Common B Units.  Additionally, we have Common A Units, none of which are issued or outstanding.  These three classes of Units have the same economic rights. The voting and transfer rights of the three classes differ in that the Common Units are entitled to one vote per Common Unit and upon transfer shall remain designated as Common Units. The Common A Units are entitled to ten votes per Common A Unit and upon transfer will be designated as Common Units.  The Common B Units are entitled to ten votes per Common B Unit and upon transfer may be designated by the transferor as Common B Units, Common A Units or Common Units. The number of Common Units and Common B Units issued and outstanding was 27,747,927 and 28,431,345, respectively, as of May 5, 2012 and January 31, 2012.

Stewart & Stevenson LLC is a limited liability company, therefore, U.S. federal and certain state taxes are paid by the holders of our common units.  As a limited liability company, the common unit holders’ liability is limited to the capital invested in the Company.

Stewart & Stevenson LLC and Subsidiaries

Notes to Condensed Consolidated Financial Statements – continued

(Unaudited)

Share-Based Compensation:  On September 5, 2007, our board of directors adopted the 2007 Incentive Compensation Plan (“Incentive Plan”). The Incentive Plan received the required approval of a majority of our unit holders and became effective on September 27, 2007.  In connection with the adoption and approval of the Incentive Plan, the compensation committee of the board, which has the responsibility to administer the Incentive Plan, made certain grants of restricted units to our non-executive directors and certain members of our senior executive management. The grants to our four non-executive directors totaled 134,454 restricted units vesting in five (5) 26,891 unit tranches, with each such tranche vesting upon board service for a complete fiscal year. In addition, approximately 62,745 of the restricted units granted to three former directors were earned as part of their service to us with the balance of their grants being forfeited. The executive grants total 33,613 restricted units vesting in five (5) 6,723 unit tranches, with each tranche vesting upon employment for a complete fiscal year.  In addition, approximately 11,204 of the restricted units granted to a former executive were earned before his resignation from the Company with the balance being forfeited. The executive grants are subject to the achievement of net pre-tax income growth in the relevant fiscal year that exceeds the median net pre-tax income growth of a peer group of companies consisting of Schlumberger, Ltd., National Oilwell Varco, Inc., Weatherford International Ltd. and Cameron International Corp. and are subject to acceleration in the case of an executive’s death or disability. This performance condition was met for Fiscal 2011, 2010 and 2007 and 6,723 units vested in each fiscal year; however, this performance condition was not met for Fiscal 2009 or Fiscal 2008 and those tranches were forfeited.  All grants are subject to (i) the completion of an initial public equity offering and (ii) accelerated vesting upon a change-in-control of the company. No expense has been recognized for these grants because the contingent condition has not occurred and, as of May 5, 2012, diluted earnings per common unit excluded the approximately 228,571 contingent unvested restricted units related to these September 2007 grants.

On May 31, 2011, upon the recommendation of our chairman, approval of our compensation committee and pursuant to the Amended and Restated 2007 Incentive Compensation Plan, we made two grants of equity awards to our Chief Executive Officer. The first was a grant of 154,062 fully vested common units made on May 31, 2011. The second was options to purchase 112,045 common units, which grant was made on May 31, 2011.  These options vest on the first anniversary of the date of the grant, subject to the achievement of a Board-approved Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) target for Fiscal 2011 of $122.0 million (our actual EBITDA was $138.8 million) and have an exercise price of $11.00.

As there is no active market for our common units, the fair value for the common units was determined through an independent, third-party valuation of the Company.  This valuation resulted in a fair value of $11.00 per common unit. As such, the 154,062 common units, which vested immediately, were recognized as compensation expense at a fair value of $11.00 per common unit and resulted in approximately $1.7 million of compensation expense recorded in selling and administrative expenses during the second quarter of Fiscal 2011.

In order to determine the fair value for the 112,045 options granted on May 31, 2011, we used the Black-Scholes option pricing model.  The options have an exercise price of $11.00 per option and a ten-year contractual life.  The following valuation assumptions were used: expected volatility (40.03%), risk-free interest rate (1.70%), expected term (4.55 years) and no expected dividends.

As there is no active market for our common units, we utilized comparisons to a peer group of companies for certain of our key valuation assumptions, including the expected volatility and expected term.  The risk-free interest rate assumption is based upon observed interest rates reasonably appropriate for the term of the options.  The dividend yield assumption is based on our history and expectation of dividend payouts.  Utilizing these valuation assumptions, the fair value of these options was $3.92 per common unit, or $0.4 million of total fair value  As the service measure exceeds the performance measure, which was anticipated to and has been met for Fiscal 2011, the fair value of $0.4 million is being recognized as compensation expense ratably over the one year service requirement and approximately $0.3 million was recognized as compensation expense, recorded in selling and administrative expenses, in Fiscal 2011.  Compensation expense of approximately $0.1 million was recognized during the first quarter of Fiscal 2012.  While the performance condition for these options has been met for Fiscal 2011, these options are not yet exercisable as the service condition has not been reached.

Stewart & Stevenson LLC and Subsidiaries

Notes to Condensed Consolidated Financial Statements – continued

(Unaudited)

There were no grants of restricted units or options to purchase common units during the first quarter of Fiscal 2012. There were no option exercises or vesting of restricted units during the first quarter of Fiscal 2012.

On April 16, 2012, an $18.0 million distribution was paid to the common unitholders of Stewart & Stevenson LLC. This represented the first distribution other than tax distributions made to unitholders.

Note 7. Income Taxes

As a limited liability company, income is reported for federal and state income tax purposes (except for the Texas Margins tax and foreign taxes reported at the entity level) by our unit holders. During the three months ended May 5, 2012 and April 30, 2011, we recognized tax expense of $0.7 million and $0.4 million, respectively, of Texas Margins tax. During the three months ended May 5, 2012 and April 30, 2011, we recognized tax expense of $0.3 million and tax benefit of $0.3 million, respectively, associated with foreign jurisdictions.

Generally, we make quarterly distributions to our unit holders to fund their tax obligations. During the three months ended May 5, 2012 and April 30, 2011, we made tax distributions of $8.2 million and $1.1 million, respectively, to our unit holders.

Note 8. Related Party Transactions

In Fiscal 2009, we received a $37.5 million equipment order from an affiliate that was negotiated at arms-length on terms that were consistent with market pricing for such equipment. Full payment for the order has been received but revenue recognition is deferred until the equipment is sold to a third party. In the second quarter of Fiscal 2011, we purchased a portion of this equipment from the affiliate for $7.4 million and subsequently sold it to a third party for $7.8 million. As a result of this sale to a third party, we recognized revenue and cost of sales, including acquisition cost paid to the affiliate of $0.4 million. As of May 5, 2012 and January 31, 2012, we held the remaining portion of the equipment in inventories in the amount of $24.2 million for resale on behalf of our affiliate, and maintained $30.5 million of the payments received from the affiliate as customer deposits.

In March 2012, we acquired the U.S. properties of Crown for approximately $12.6 million.  This acquisition was financed with the proceeds of a $12.5 million loan from an affiliate and is recorded on our balance sheet as long-term debt to affiliate. The loan matures in ten years, bears interest at 5.0% per annum, requires quarterly interest payments beginning in June 2012 and quarterly principal payments of $0.4 million beginning in June 2017, with the principal balance of $5.4 million, along with accrued interest thereon, due in March 2022.  The annual interest expense for Fiscal 2012 will be approximately $0.5 million and is being recognized ratably over the fiscal year and is recorded in interest expense, net in our statements of operations.

Also in March 2012, an affiliate acquired the Canada property of Crown from its owner. As a consequence of that acquisition, our lease from the prior owner was replaced by a lease from this affiliate. The lease terms and conditions remain unchanged, including annual rent payments of Canadian $0.8 million per annum, except that the lease term is 10 years ending in March 2022 and rent escalates in accordance with changes in the U.S. consumer price index. The new lease provides us (i) an option to extend the term for two consecutive periods of five years each and (ii) a right of first refusal to purchase the property in the event the affiliate receives a third party bona fide offer to purchase the property.  The annual rent payments for Fiscal 2012 will be approximately Canadian $0.7 million and are being recognized ratably over the fiscal year and are recorded in selling and administrative expenses in our statements of operations.

Stewart & Stevenson LLC and Subsidiaries

Notes to Condensed Consolidated Financial Statements – continued

(Unaudited)

Note 9. Litigation and Contingencies

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

Note 10. EMDSI Acquisition

On March 23, 2011, we acquired 100% of the stock of EMDSI-Hunt Power, L.L.C. (“EMDSI”) in an all cash transaction from ITOCHU (the “EMDSI Acquisition”) for total consideration of approximately $25.8 million. EMDSI, which is based in Harvey, Louisiana, specializes in the marketing and distribution of medium speed diesel engines for marine propulsion, drilling and power generation applications and is a provider of aftermarket parts and service.

The unaudited pro forma condensed combined statement of operations for the three months ended April 30, 2011 gives effect to the March 23, 2011 consummation of the EMDSI Acquisition as if the transaction occurred on February 1, 2011. The unaudited pro forma information is presented for illustration purposes only and is not necessarily indicative of results of operations which would have been reported had the transaction actually occurred on February 1, 2011.

	For the Three Months Ended
	May 5, 2012	April 30, 2011
	(unaudited)	(unaudited)
(Dollars and units in thousands)
Sales	$374,414	$278,374
Net earnings	$27,736	$13,471

Weighted average units outstanding:
Basic	56,179	56,025
Diluted	56,179	56,025

Net earnings per common unit:
Basic	$0.49	$0.24
Diluted	$0.49	$0.24

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

•                  our principal stockholder could exercise control of our affairs through his beneficial ownership of a majority of our common equity; and

•                  the other factors described under “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended January 31, 2012, which is accessible on the Securities and Exchange Commission’s website at www.sec.gov.

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

Our wide range of products covers hydraulic fracturing, well stimulation, workover, intervention and drilling operations. These products include pumping, acidizing, coiled tubing, cementing and nitrogen units; drilling rigs, workover rigs; power generation systems; and electrical support and distribution systems, as well as engines, transmissions and material handling equipment. We have a substantial installed base of products, which provides us with significant opportunities for recurring, higher-margin aftermarket parts and service revenues from customers in the oil and gas, power generation and various other industries. In addition, we provide rental equipment to our customers, including generator sets, air compressors, rail car movers and material handling equipment.

Business drivers and measures

Revenue factors

Oil and gas industry capital expenditures. Sales of our equipment are significantly driven by the capital spending programs of our customers. Growing worldwide demand for energy has resulted in significantly increased capital expenditures by oil and gas producers in recent years. We believe that we are well positioned for the rapid growth in the development of unconventional oil and gas resources, particularly in North America, which require utilization of technologically advanced well stimulation equipment of the nature that we provide. Although commodity price fluctuations may impact the level of oil and gas exploration activity in the long term, we believe the capital spending programs of our customers at this time continue to be strong; however, the recent short-term decrease in gas prices has caused some lessening and/or delay in demand for our products as evidenced by our equipment order backlog.  While we do not anticipate this development to significantly affect us in the first half of the year, this could result in decreased activity in the second half of Fiscal 2012. A decrease in the capital spending programs of our customers would adversely impact our equipment sales and, to a lesser extent, our aftermarket parts and service and rental sales. Approximately 68.0% and 77.8% of our revenues in the three months ended May 5, 2012 and April 30, 2011, respectively, came from customers in the oil and gas industry.

Non-oil and gas industries. We believe that many of the non-oil and gas industries we serve, particularly the commercial vehicle and material handling industries, provide us with opportunities to continue to grow our business.

Aftermarket parts and service demand. We provide aftermarket parts and service and rental equipment to customers in the oil and gas, power generation, marine, mining, construction, commercial vehicle and material handling industries. These sales generated approximately 27.2% and 32.2% of our revenues during the three months ended May 5, 2011 and April 30, 2011, respectively. We provide aftermarket parts and service for equipment manufactured by approximately 100 manufacturers, including products manufactured by us and our six key OEMs, and our aftermarket business provides us with a recurring revenue stream. Our rental revenue includes generators, compressors and material handling equipment.

Backlog. Among the metrics we track to monitor demand in our business is equipment order backlog. We define backlog as unfilled equipment orders that consist of written purchase orders or signed contracts accompanied, if required by our credit policies, by credit support (typically down payments or letters of credit). As of May 5, 2012, our equipment order backlog was $391.3 million, compared to $412.2 million as of April 30, 2011.  Our equipment order backlog grew for eight consecutive quarters, beginning with the fourth quarter of Fiscal 2009 through the third quarter of Fiscal 2011.  Since this time, backlog has begun to fluctuate as underlying orders have been delivered and new equipment orders have slowed; however, new orders continue to be booked.  The price of gas has decreased during this time and certain anticipated orders have been delayed, pending our customers’ evaluation of both the oil and gas markets and economic climate, as well as their own customer’s needs. We expect to recognize a significant portion of our equipment order backlog as revenue during the remainder of Fiscal 2012.

Backlog of $391.3 million as of May 5, 2012 included a $30.5 million equipment order received in Fiscal 2009 from an affiliate. Revenue recognition from this order is deferred until title to the equipment passes to a third party and all other revenue recognition criteria have been met. A deposit in the amount of $30.5 million is recorded as a customer deposit in our consolidated balance sheet. Included in inventories is $24.2 million in costs related to this order.

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

Labor market constraints. Although we have the benefit of a highly trained and experienced workforce, we believe that attracting and retaining high quality and experienced personnel is a critical success factor, particularly in oil and gas related activities and our distribution segment. Accordingly, we place particular emphasis on career development programs that seek to improve the retention of employees, including senior and middle management.

Presentation of historical financial information

Our fiscal year begins on February 1 of the stated year and ends on January 31 of the following year. For example, Fiscal 2012 began on February 1, 2012 and will end on January 31, 2013. We report results on the fiscal quarter method, with each quarter comprising approximately 13 weeks.  The first quarter of Fiscal 2012 began on February 1, 2012 and ended on May 5, 2012.

Operation as an LLC

We conduct our operations through Stewart & Stevenson LLC, a limited liability company, and, as a result, U.S. federal and certain state income taxes are paid by the holders of our common units. Therefore, no U.S. federal income tax expense is recorded in our statement of operations. The amounts shown under ‘‘income taxes’’ in our consolidated financial statements reflect income tax expense associated with foreign jurisdictions and certain state taxes.

New accounting pronouncements

On February 1, 2012, we adopted Accounting Standards Update (“ASU”) No. 2011-08, “Intangibles-Goodwill and Other.”  This accounting update provides companies with the option to make a qualitative evaluation about the likelihood of goodwill impairment.  A company will be required to perform the two-step impairment test only if it concludes that the fair value of a reporting unit is more likely than not (i.e., more than 50% likelihood) less than its carrying value.  This accounting update is effective for goodwill impairment tests performed in interim and annual periods for fiscal years beginning after December 15, 2011.  We will apply this update in conjunction with our Fiscal 2012 annual impairment evaluation performed in the fourth quarter.

Also on February 1, 2012, we adopted ASU No. 2011-05, “Presentation of Comprehensive Income” which requires that all non-owner changes in equity be presented in a single continuous statement of comprehensive income or in two separate but consecutive statements.  Our adoption of the new guidance did not impact our consolidated financial position, results of operations or cash flows.

Also on February 1, 2012, we adopted ASU 2011-04, “Fair Value Measurement.” This new guidance amends current fair value measurement and disclosure guidance to include increased transparency around valuation inputs and investment categorization. Our adoption of the new guidance did not impact our consolidated financial position, results of operations or cash flows, although it did require additional fair value disclosures.

Current Quarterly Trends—Three Months Ended May 5, 2012 and January 31, 2012

The following table presents our sales and operating profit by segment on a trailing quarter basis as follows:

	For the Three Months Ended
	May 5, 2012	January 31, 2012
(Dollars in thousands)
Sales
Manufacturing segment sales	$159,899	$192,947
Distribution segment sales	214,515	194,915
Total sales	$374,414	$387,862

Operating profit (loss)
Manufacturing	$31,087	$36,166
Distribution	17,033	15,158
Corporate and shared services	(13,746)	(10,667)
Total operating profit	$34,374	$40,657

Our sales for the three months ended May 5, 2012 decreased $13.4 million, or 3.5%, as compared to the three months ended January 31, 2012.  Manufacturing segment sales decreased $33.0 million, while distribution segment sales increased $19.6 million.  The decrease in manufacturing segment sales was largely attributable to a $43.7 million decrease in well stimulation equipment, offset by a $17.1 million increase in rig equipment sales.  Well stimulation equipment sales decreased due to a slow-down in orders received during the fourth quarter of Fiscal 2011, which was largely attributable to the decrease in gas prices and customers evaluating the current oil and gas and economic environment.  Distribution segment sales increased for equipment, parts and service and rentals, with equipment sales representing $15.3 million of the increase, largely from power generation equipment.  Overall operating profit margins decreased to 9.2% for the three months ended May 5, 2012 from 10.5% for the three months ended January 31, 2012.  This decrease in operating profit margin is reflective of increased sales from our distribution segment, which generate a lower operating profit margin, and amounted to approximately 57% of total sales for the three months ended May 31, 2012, as compared to approximately 50% of total sales for the three months ended January 31, 2012.  Increased selling and administrative expenses in our corporate and shared services segment were attributable to increased salaries and wages, advertising and travel expenses.  Our equipment backlog grew by $39.7 million to $391.3 million as of May 5, 2012, from $351.6 million as of January 31, 2012, with well stimulation representing the substantial portion of this increase.

Comparison of Results of Operations—Three Months Ended May 5, 2012 and April 30, 2011

Sales - For the three months ended May 5, 2012, our sales were $374.4 million, an increase of $103.0 million, or 38.0%, compared to the same period of Fiscal 2011 sales of $271.4 million.  The increase in sales impacted both operating segments and was primarily attributable to an overall increase in equipment sales from the oil and gas industry, with increased equipment sales for our well stimulation, seismic products and rigs in our manufacturing segment. Increased sales of power generation, transmissions, prime movers and material handling were primarily responsible for the increase in equipment sales in the distribution segment. Parts and service sales increased in the distribution segment. Sales for the first quarter of Fiscal 2011 include the impact of the EMDSI Acquisition which is reported in our distribution segment, from the date of its acquisition, March 23, 2011.

A breakdown of sales for the periods is as follows:

	For the Three Months Ended		Change
	May 5, 2012	April 30, 2011	$	%
(Dollars in thousands)
Manufacturing segment
Equipment	$154,006	$106,008	$47,998	45.3%
Parts and service	5,893	6,487	(594)	-9.2%
Total manufacturing sales	$159,899	$112,495	$47,404	42.1%

Distribution segment
Equipment	$108,010	$71,939	$36,071	50.1%
Parts and service	96,673	80,739	15,934	19.7%
Rentals	9,832	6,194	3,638	58.7%
Total distribution sales	$214,515	$158,872	$55,643	35.0%

Total sales	$374,414	$271,367	$103,047	38.0%

Operating profit (loss)
Manufacturing	$31,087	$19,756	11,331	57.4%
Distribution	17,033	10,259	6,774	66.0%
Corporate and shared services	(13,746)	(11,204)	(2,542)	-22.7%
Total operating profit	$34,374	$18,811	$15,563	82.7%

Operating profit percentage
Manufacturing	19.4%	17.6%
Distribution	7.9%	6.5%
Consolidated	9.2%	6.9%

Manufacturing segment sales increased by 42.1%, or $47.4 million, for the three months ended May 5, 2012 compared to the same period in Fiscal 2011. Equipment sales increased by $48.0 million and were partially offset by a decrease of $0.6 million in parts and service sales. Equipment sales increased in all product lines, except power generation, with well stimulation equipment continuing to generate the largest portion of the increase. Rigs and seismic products continued to increase significantly during the quarter. A breakdown of manufacturing segment equipment sales by product line is as follows:

	For the Three Months Ended		Change
	May 5, 2012	April 30, 2011	$	%
(Dollars in thousands)
Manufacturing equipment sales
Well stimulation	$114,898	$92,047	$22,851	24.8%
Rigs	22,224	5,399	16,825	311.6%
Seismic products	10,782	4,188	6,594	157.4%
Electric products	5,660	1,947	3,713	190.7%
Power generation	-	2,425	(2,425)	-100.0%
Other	442	2	440
Total equipment sales	$154,006	$106,008	$47,998	45.3%

Distribution segment sales increased by $55.6 million to $214.5 million for the three months ended May 5, 2012, compared to $158.9 million during the same period of Fiscal 2011. The increase in distribution segment sales was due to increased equipment sales of $36.1 million, parts and service sales of $15.9 million and rentals sales of $3.6 million. The increase in transmissions and prime movers sales was primarily due to higher sales volumes for oilfield equipment. Power generation sales increased primarily due to sales in non-oil and gas industries; however, we are experiencing increased sales from our oil and gas industry customers for power generation equipment resulting from infrastructure constraints in non-conventional oil and gas plays.

	For the Three Months Ended		Change
	May 5, 2012	April 30, 2011	$	%
(Dollars in thousands)
Distribution equipment sales
Power generation	$31,713	$14,796	$16,917	114.3%
Prime movers	24,784	18,295	6,489	35.5%
Transmissions	22,712	14,237	8,475	59.5%
Material handling	12,063	8,817	3,246	36.8%
Engines	8,561	9,630	(1,069)	-11.1%
Rail car movers	4,257	4,117	140	3.4%
Other	3,920	2,047	1,873	91.5%
Total equipment sales	$108,010	$71,939	$36,071	50.1%

Gross profit — Our gross profit was $73.0 million for the three months ended May 5, 2012 compared to $50.5 million for the same period in Fiscal 2010, reflecting an increase in gross profit margin from 18.6% to 19.5%.  Our gross profit margin increased by 0.9 points due to higher sales volumes and product mix. The manufacturing segment gross profit margin increased from 22.3% to 23.7%, an increase of 1.4 points, and the distribution segment gross profit margin increased from 16.0% to 16.4%, an increase of 0.4 points. These increases in gross profit margin were due in large part to higher sales volumes and product mix.

Selling and administrative expenses — Selling and administrative expenses increased by $7.2 million to $38.6 million for the three months ended May 5, 2012, primarily as a result of increases in salaries and wages, including reductions in bonus accruals, increased headcount, share-based compensation expense, travel, depreciation and advertising expenses, all of which amounted to approximately $6.0 million.  These expenses were partially offset by reductions in legal and professional expense and new product development costs. The remaining increase is attributable to, and reflective of, the overall increase in our business activity. As a percentage of sales, selling and administrative expenses decreased to 10.3% from 11.5% for the three months ended May 5, 2012, as compared to the same period in Fiscal 2011.

Other expense, net — Other expense, net decreased to $0.1 million for the three months ended May 5, 2012 compared to $0.4 million for the three months ended April 30, 2011. Other expense is primarily the result of foreign currency transaction losses related to our foreign subsidiaries.

Operating profit — Our operating profit increased to $34.4 million, or 9.2% of sales, during the three months ended May 5, 2012 from $18.8 million, or 6.9% of sales, in the same period of Fiscal 2011, primarily as the result of higher sales volumes and overall improved gross profit margins.

Interest expense, net - Interest expense, net for the three months ended May 5, 2012 increased by $0.7 million over the same period in Fiscal 2011 mainly as a result of higher borrowings and interest rates for our revolving credit facility in the current period.

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

Segment Results Comparison – Three Months Ended May 5, 2012 and April 30, 2011

Manufacturing

Operating profit generated by our manufacturing segment increased to $31.1 million, or 19.4% of sales, for the three months ended May 5, 2012, from $19.8 million, or 17.6% of sales, for the same period of Fiscal 2011. The $11.3 million increase in operating profit was attributable to increases of $12.8 million in sales volume which was partially offset by an increase in selling and administrative expenses of $1.5 million.  Selling and administrative expenses increases were primarily related to higher salaries and wages, increased headcount and travel, partially offset by decreases in new product development costs ($0.9 million). The remaining increase is attributable to, and reflective of, the overall increase in our business activity.

Our manufacturing backlog as of May 5, 2012 was $267.2 million, as compared to $278.6 million as of April 30, 2011, a decrease of 4.1%. Backlog as of both of these dates included an equipment order received in Fiscal 2009 from an affiliate in the amount of $30.5 million and $37.5 million, respectively. Revenue recognition from this order is deferred until title to the product passes to a third party and all other revenue recognition criteria have been met. As of May 5, 2012, a deposit in the amount of $30.5 million was recorded as a customer deposit in the consolidated balance sheet and included in inventories was $24.2 million of costs related to this order.

Distribution

Operating profit generated by the distribution segment increased to $17.0 million during the three months ended May 5, 2012 from $10.3 million during the same period in Fiscal 2011, representing an increase in operating profit percentage from 6.5% to 7.9%. The $6.7 million increase in operating profit was attributable to increases of $9.1 million in sales volume, $0.6 million in average gross profit margins and $0.3 million in other, partially offset by an increase of $3.3 million in selling and administrative expenses. The increase in selling and administrative expenses was due to higher salaries and wages, increased headcount and travel, partially offset by decreases in bonus accruals ($2.3 million). The remaining increase is attributable to, and reflective of, the overall increase in our business activity.

Our distribution backlog as of May 5, 2012 was $124.1 million, as compared to $133.6 million on April 30, 2011, a decrease of 7.1%.

Corporate and shared services

Corporate and shared services expenses increased to $13.7 million during the three months ended May 5, 2012 compared to $11.2 million during the same period of Fiscal 2011, primarily as a result of higher salaries and wages, share-based compensation expense, advertising and travel expenses. These increases were partially offset by decreases in legal and professional fees and bonus accruals. Corporate and shared services expenses decreased from 4.1% to 3.7% as a percentage of sales.

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

Cash flows

	For the Three Months Ended
	May 5, 2012	April 30, 2011
(Dollars in thousands)
Net cash (used in) provided by operating activities	$(8,467)	$45,683
Net cash used in investing activities	(19,027)	(27,768)
Net cash provided by (used in) financing activities	33,917	(13,003)

As of May 5, 2012, our cash and cash equivalent balance was $10.8 million. The level of cash and cash equivalents is impacted by the timing of cash receipts, disbursements and borrowings and payments under our revolving credit facility.

Net cash flow from operating activities for the three months ended May 5, 2012 decreased by $54.1 million compared to the same period in Fiscal 2011. While net earnings increased $13.9 million in Fiscal 2012, the decrease in cash flow from operating activities was largely attributable to decreased cash flow due to the timing of (i) completing, billing and collecting on projects for recoverable costs and accrued profits not yet billed and (ii) receipt of down payments on new contracts signed for customer deposits, which in the aggregate amounted to $22.6 million.  Further, decreases in accounts payable and accrued payroll and incentives used $48.1 million of cash flow. The decrease in accrued payroll and incentives relates to both the timing of payroll cycles and the payment of Fiscal 2011 bonuses, while the decrease in accounts payable reflects a decrease in our order rate, as well as the timing of placing orders and making payments.

Net cash used in investing activities decreased by $8.7 million for the three months ended May 5, 2012 compared to the same period in Fiscal 2011. The overall decrease results from less cash flow attributable to acquisitions in Fiscal 2012 of $7.2 million and decreased capital expenditures and additions to rental equipment in Fiscal 2012 of $1.5 million.

Net cash provided by financing activities increased by $46.9 million for three months ended May 5, 2012 compared to the same period in Fiscal 2011. Borrowings under our revolving credit facility and short-term notes payable increased $60.0 million to fund portions of our operating and investing activities, as well as distributions to our unitholders.  We financed the purchase of the U.S. properties of Crown, which we had previously leased, with debt to an affiliate of $12.5 million.  Distributions to our unitholders increased $25.2 million, with $7.2 million of this increase attributable to higher net earnings and the remaining $18.0 million representing the first distribution to our unitholders other than for taxes. The payment of future distributions to our unitholders other than for taxes is at the discretion of the Company’s Board of Directors and will be dependent upon the Company’s results of operations, financial condition, capital requirements and other factors deemed relevant by the Company’s Board of Directors.

Financing Sources

In December 2011, we renewed our $250 million asset-based revolving credit facility, which is expandable by a $125 million accordion, and it is secured by substantially all accounts receivable, inventory and property, plant and equipment of the Company and expires in December 2016. Borrowings bear interest based on a pricing grid that is determined by the available borrowing capacity under the revolving credit facility and the interest rate selected: LIBOR plus a margin ranging from 1.75% to 2.25% per annum or Prime Rate plus a margin ranging from 0.75% to 1.25%. Based on the outstanding borrowings, letters of credit issued and the terms of the asset-based revolving credit facility, our available borrowing capacity was approximately $73.6 million at May 5, 2012. As required by the terms of the revolving credit facility, our available borrowing capacity is required to be reduced by the principal amount of our senior notes outstanding plus $25 million in the event the senior notes are not repaid by the date which is 60 days prior to their stated maturity of July 2014 or the maturity of the senior notes is not otherwise extended to at least 90 days beyond the maturity of the revolving credit facility.

We are in the process of exercising the accordion feature under our revolving credit facility for a $75 million expansion.  The expansion of our revolving credit facility is expected to be completed during the second quarter of Fiscal 2012, although there is no assurance that we will be able to do so, and is anticipated to allow flexibility as we evaluate business and strategic opportunities, as well as address our liquidity needs.

In June 2006, we issued $150.0 million in principal amount of 10% Senior Notes due 2014. The senior notes are unsecured and are guaranteed on an unsecured basis by our domestic restricted subsidiaries. The senior notes mature on July 15, 2014, and interest is payable semi-annually on January 15 and July 15.

Borrowings under our revolving credit facility and our senior notes were as follows:

	As of
	May 5, 2012	January 31, 2012
(Dollars in thousands)
Revolving credit facility	$130,390	$86,772
Unsecured senior notes	150,000	150,000
Total	$280,390	$236,772

The revolving credit facility and the senior notes contain financial and operating covenants with which we must comply during the terms of the agreements.  These covenants include the maintenance of certain financial ratios, restrictions related to the incurrence of certain indebtedness and investments, and prohibition of the creation of certain liens.  We were in compliance with all covenants as of May 5, 2012.  The financial covenant for the revolving credit facility requires that we maintain a fixed charge coverage ratio, as defined in the agreement, of at least 1.1 to 1.0; however, this covenant does not take effect until our available borrowing capacity is $25.0 million or less.  The covenants in the senior notes indenture requires that, if we were to incur additional indebtedness, pay dividends or make certain other restricted payments (in each case, subject to various exceptions set forth in the indenture), after giving effect to the incurrence of such additional indebtedness, we have a fixed charge coverage ratio, as described in the indenture, of at least 2.5 to 1.0.

Our estimated capital expenditures for Fiscal 2012 are not anticipated to exceed $35.0 million, with up to $12.0 million of this amount available for additions to our rental fleet.  This estimate excludes the impact of the U.S. Crown property acquisitions and future acquisitions, if any.

Item 3.  Quantitative and Qualitative Disclosures Regarding Market Risk

Foreign Exchange Risk

Our international subsidiaries in Colombia and Venezuela transact most of their business in their respective local currencies, while our Canadian subsidiary conducts its business in both Canadian and U.S. dollars. Revenues generated by our Canadian, Colombian and Venezuelan subsidiaries comprised 5.4%, 2.1% and 0.1%, respectively, of our total revenue during the three months ended May 5, 2012. Our results of operations were not significantly impacted by changes in currency exchange rates.

A 10% depreciation of the Canadian dollar with respect to the U.S. dollar would have caused our Canadian subsidiary’s assets and sales as of and for the three months ended May 5, 2012 to decrease in U.S. dollar terms by approximately $2.9 million and $2.1 million, respectively. A 10% depreciation of the Colombian peso with respect to the U.S. dollar would have caused our Colombian subsidiary’s assets and sales as of and for the three months ended May 5, 2012 to decrease in U.S. dollar terms by approximately $2.3 million and $0.7 million, respectively.

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

At January 31, 2011, we evaluated the rate at which we remeasure our Venezuelan subsidiary and concluded that based on the continued slow-down of the Venezuelan economy and resultant constraints presently impacting the banking environment and associated limitations therein, that the SITME rate of 5.30 Bolivars per U.S. dollar was a more appropriate remeasurement rate. The result of this change in remeasurement rate did not have a material impact to our financial statements. During the three months ended May 5, 2012 and April 30, 2011, the SITME rate and official rate did not fluctuate significantly. As a result, the effect of remeasuring our Venezuelan subsidiary was insignificant.

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

Changes in Internal Control over Financial Reporting

Management, including our CEO and CFO, evaluated the changes in our internal control over financial reporting during the quarter ended May 5, 2012. We determined that there were no changes in our internal control over financial reporting during the quarter ended May 5, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.  Risk Factors

For a discussion of potential risks and uncertainties relating to our business and an investment in our senior notes, see the factors described under “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended January 31, 2012, which is accessible on the Securities and Exchange Commission’s website at  www.sec.gov. There have been no material changes to the risk factors disclosed in the Fiscal 2011 Form 10-K.

Item 2.  Unregistered Sale of Equity Securities and Use of Proceeds

Not applicable.

Item 3.  Defaults Upon Senior Securities

Not applicable.

Item 4.  Mine Safety Disclosures

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

*101

The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended May 5, 2012, formatted in Extensible Business Reporting Language (XBRL), include: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) related notes.

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

June 15, 2012