Form 10-Q
period 2012-08-04
Stewart & Stevenson LLC
filed 2012-09-14
CIK 1381455

United States Securities and Exchange Commission

Washington, D.C.  20549

FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended August 4, 2012

or

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

There is no market for the registrant’s equity.  As of August 4, 2012, there were 56,179,272 common units outstanding.

* The registrant is currently not required to file reports, including this report, pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 but is voluntarily filing this report with the Securities and Exchange Commission.

STEWART & STEVENSON LLC AND SUBSIDIARIES

PART I.  Financial Information

Item 1.  Financial Statements

Stewart & Stevenson LLC and Subsidiaries

Condensed Consolidated Balance Sheets

	As of
	August 4, 2012	January 31, 2012
(Dollars in thousands)	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$5,187	$4,211
Restricted cash	-	5,000
Accounts receivable, net	124,534	116,144
Recoverable costs and accrued profits not yet billed	75,230	75,966
Inventories	457,772	438,550
Other current assets	6,243	5,714
Total current assets	668,966	645,585

Property, plant and equipment, net	113,838	94,624
Goodwill and intangibles, net	21,794	22,864
Deferred financing costs and other assets	5,032	4,928
Total assets	$809,630	$768,001

Liabilities and shareholders’ equity
Current liabilities:
Bank notes payable	$9,509	$6,948
Accounts payable	100,678	143,493
Accrued payrolls and incentives	11,337	30,723
Billings in excess of incurred costs	4,807	1,734
Customer deposits	66,065	85,579
Other current liabilities	44,486	41,752
Total current liabilities	236,882	310,229

Long-term debt	327,326	236,772
Long-term debt to affiliate	12,510	-
Other long-term liabilities	-	8
Total liabilities	576,718	547,009

Commitments and contingencies
Shareholders’ equity:
Common units, 56,179,272 issued and outstanding	76,272	76,101
Accumulated other comprehensive income	5,316	5,236
Retained earnings	151,324	139,655
Total shareholders’ equity	232,912	220,992
Total liabilities and shareholders’ equity	$809,630	$768,001

See accompanying Notes to Condensed Consolidated Financial Statements

Stewart & Stevenson LLC and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	August 4, 2012	July 30, 2011	August 4, 2012	July 30, 2011
(Dollars and units in thousands)
Sales	$301,607	$313,445	$676,021	$584,812
Cost of sales	243,791	253,600	545,171	474,429
Gross profit	57,816	59,845	130,850	110,383

Selling and administrative expenses	34,986	36,456	73,546	67,783
Other expense (income), net	258	(123)	358	277
Operating profit	22,572	23,512	56,946	42,323

Interest expense, net	5,681	4,846	11,311	9,700
Earnings before income taxes	16,891	18,666	45,635	32,623

Income tax expense	130	708	1,138	818
Net earnings	$16,761	$17,958	$44,497	$31,805

Weighted average units outstanding:
Basic	56,179	56,128	56,179	56,077
Diluted	56,179	56,128	56,179	56,077

Net earnings per common unit:
Basic	$0.30	$0.32	$0.79	$0.57
Diluted	$0.30	$0.32	$0.79	$0.57

See accompanying Notes to Condensed Consolidated Financial Statements

Stewart & Stevenson LLC and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	August 4, 2012	July 30, 2011	August 4, 2012	July 30, 2011
(Dollars in thousands)
Net earnings	$16,761	$17,958	$44,497	$31,805
Currency translation adjustments	(184)	(157)	80	1,267
Comprehensive income	$16,577	$17,801	$44,577	$33,072

See accompanying Notes to Condensed Consolidated Financial Statements

Stewart & Stevenson LLC and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended
	August 4, 2012	July 30, 2011
(Dollars in thousands)
Operating activities
Net earnings	$44,497	$31,805
Adjustments to reconcile net earnings to net cash (used in) provided by operating activities:
Amortization of deferred financing costs	708	819
Depreciation and amortization	9,477	8,832
Share-based compensation expense	170	1,809
Non-cash foreign exchange gains	(104)	(131)
Change in operating assets and liabilities net of the effect of acquisitions:
Accounts receivable, net	(8,239)	(17,820)
Recoverable costs and accrued profits not yet billed	714	30,908
Inventories	(18,907)	(63,291)
Accounts payable	(42,959)	38,522
Accrued payrolls and incentives	(19,399)	1,144
Billings in excess of incurred costs	3,055	(4,328)
Customer deposits	(19,558)	18,195
Other current assets and liabilities	2,737	8,488
Other, net	(751)	1,171
Net cash (used in) provided by operating activities	(48,559)	56,123

Investing activities
Capital expenditures	(3,183)	(4,427)
Additions to rental equipment	(8,275)	(20,401)
Acquisitions of properties	(16,153)	-
Acquisitions, net of cash acquired	-	(23,500)
Net cash used in investing activities	(27,611)	(48,328)

Financing activities
Change in short-term notes payable	2,460	(748)
Deferred financing costs	(814)	-
Decrease in restricted cash	5,000	-
Long-term debt to affiliate	12,510	-
Change in long-term revolving loans	90,554	(2,614)
Distributions to unitholders	(18,000)	-
Distributions to unitholders for tax obligations	(14,828)	(4,247)
Net cash provided by (used in) financing activities	76,882	(7,609)

Effect of exchange rate on cash	264	217

Increase in cash and cash equivalents	976	403
Cash and cash equivalents, beginning of fiscal period	4,211	9,168
Cash and cash equivalents, end of fiscal period	$5,187	$9,571

Cash paid for:
Interest	$9,979	$8,620
Income taxes	$3,094	$1,814

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

Note 2. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with Rule 10-01 of Regulation S-X for interim financial statements and do not include all information and footnotes required by United States (“U.S.”) generally accepted accounting principles (“GAAP”) for complete financial statements.  However, the information furnished herein reflects all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented.  The results of operations for the three and six months ended August 4, 2012 are not necessarily indicative of the results that will be realized for the fiscal year ending January 31, 2013. These condensed consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K and the notes thereto for the year ended January 31, 2012.

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

Fiscal Year: Our fiscal year begins on February 1 of the year stated and ends on January 31 of the following year.  For example, our “Fiscal 2012” began on February 1, 2012 and will end on January 31, 2013.  We report results on the fiscal quarter method with each quarter comprising approximately 13 weeks. The second quarter of Fiscal 2012 began on May 6, 2012 and ended on August 4, 2012.

Stewart & Stevenson LLC and Subsidiaries

Notes to Condensed Consolidated Financial Statements – continued

(Unaudited)

Consolidation:  The consolidated financial statements include the accounts of Stewart & Stevenson LLC and all enterprises in which we have a controlling interest. All intercompany accounts and transactions have been eliminated. We do not have any variable-interest entities.

New Accounting Pronouncements:  On February 1, 2012, we adopted Accounting Standards Update (“ASU”) No. 2011-08, “Intangibles-Goodwill and Other.”  This accounting update provides companies with the option to make a qualitative evaluation about the likelihood of goodwill impairment.  A company will be required to perform the two-step impairment test only if it concludes that the fair value of a reporting unit is more likely than not (i.e., more than 50% likelihood) less than its carrying value.  This accounting update is effective for goodwill impairment tests performed in interim and annual periods for fiscal years beginning after December 15, 2011.  We may apply this update in conjunction with our Fiscal 2012 annual impairment evaluation performed in the fourth quarter.

Also on February 1, 2012, we adopted ASU No. 2011-05, “Presentation of Comprehensive Income,” which requires that all non-owner changes in equity be presented in a single continuous statement of comprehensive income or in two separate but consecutive statements.  Our adoption of the new guidance did not impact our consolidated financial position, results of operations or cash flows.

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

Stewart & Stevenson LLC and Subsidiaries

Notes to Condensed Consolidated Financial Statements – continued

(Unaudited)

Intra-segment revenues and costs are eliminated, and operating profit (loss) represents earnings (loss) before interest and income taxes. Operating results by segment were as follows:

	For the Three Months Ended		For the Six Months Ended
	August 4, 2012	July 30, 2011	August 4, 2012	July 30, 2011
(Dollars in thousands)
Manufacturing segment
Equipment	$115,438	$132,472	$269,444	$238,480
Parts and service	5,302	4,261	11,195	10,748
Total manufacturing sales	$120,740	$136,733	$280,639	$249,228

Distribution segment
Equipment	$78,733	$80,257	$186,743	$152,196
Parts and service	91,478	87,994	188,151	168,733
Rentals	10,656	8,461	20,488	14,655
Total distribution sales	$180,867	$176,712	$395,382	$335,584

Total Sales	$301,607	$313,445	$676,021	$584,812

Operating profit (loss)
Manufacturing	$23,032	$25,315	$54,119	$45,071
Distribution	11,416	13,540	28,449	23,799
Corporate and shared services	(11,876)	(15,343)	(25,622)	(26,547)
Total operating profit	$22,572	$23,512	$56,946	$42,323

Operating profit percentage
Manufacturing	19.1%	18.5%	19.3%	18.1%
Distribution	6.3%	7.7%	7.2%	7.1%
Consolidated	7.5%	7.5%	8.4%	7.2%

Note 4. Long-Term Debt

	As of
	August 4, 2012	January 31, 2012
(Dollars in thousands)
Bank notes payable	$9,509	$6,948
Long-term debt to affiliate	12,510	-
Revolving credit facility	177,326	86,772
Unsecured senior notes	150,000	150,000
Total	349,345	243,720
Less: current portion of debt	(9,509)	(6,948)
Long-term debt	$339,836	$236,772

Bank Notes Payable: Bank notes payable includes certain short-term secured loans relating to our South American operations, a floor plan financing agreement and certain equipment loans.  During the second quarter of Fiscal 2012, we entered into a new floor plan agreement with a new lender to finance the operations of one of our subsidiaries.  The new agreement currently provides for a $6.0 million wholesale floor plan facility, bears interest at Prime Rate less a margin of 0.5%, is secured by the inventory and equipment the facility finances and their related proceeds and may be canceled by the lender or us at any time.  The restricted cash on our balance sheet represented collateral securing the old floor plan financing agreement that was not required by the new lender or the terms of the new agreement.

Stewart & Stevenson LLC and Subsidiaries

Notes to Condensed Consolidated Financial Statements – continued

(Unaudited)

Long-term Debt to Affiliate:  Our long-term debt to affiliate relates to our March 2012 acquisition of the U.S. properties of Crown, which we had previously leased. This debt matures in ten years, bears interest at 5.0% per annum, requires quarterly interest payments which began in June 2012 and quarterly principal payments of $0.4 million beginning in June 2017, with the principal balance of $5.4 million, along with accrued interest thereon, due in March 2022.

Revolving Credit Facility: On July 11, 2012, we exercised $75 million of the $125 million accordion feature in the Third Amended and Restated Credit Agreement (the “Credit Agreement”). As a result, the Credit Agreement as expanded provides for a $325 million asset-based revolving credit facility, which is expandable by an additional $50 million accordion, is secured by substantially all accounts receivable, inventory and property, plant and equipment of the Company and expires on December 23, 2016.  Borrowings bear interest based on a pricing grid that is determined by the available borrowing capacity under the revolving credit facility and the interest rate selected:  LIBOR plus a margin ranging from 1.75% to 2.25% per annum or Prime Rate plus a margin ranging from 0.75% to 1.25%.  These ranges may be further reduced by 0.25% (25 basis points) based on our leverage ratios, as specified in the Credit Agreement.

Borrowings under the revolving credit facility bear interest at a weighted average interest rate of 2.31% as of August 4, 2012. Commitment fees are charged for the undrawn portion of the revolving credit facility based on the usage of the revolving credit facility with 0.50% per annum being charged for usage less than or equal to 35% ($113.8 million) and 0.375% per annum being charged for usage greater than 35%. Interest payments are due monthly, or as LIBOR contracts expire. The revolving credit facility also has a $50.0 million sub-facility which may be used for letters of credit. The Credit Agreement limits available borrowings to certain percentages of our assets. As of August 4, 2012, there were $15.1 million of letters of credit outstanding. Based on the outstanding borrowings, letters of credit issued and the terms of the asset-based revolving credit facility, our available borrowing capacity was approximately $106.0 million at August 4, 2012. As required by the terms of the revolving credit facility, our available borrowing capacity is required to be reduced by the principal amount of senior notes outstanding plus $25 million in the event the senior notes are not repaid by the date which is 60 days prior to their stated maturity of July 2014 or the maturity of the senior notes is not otherwise extended to at least 90 days beyond the maturity of the revolving credit facility.

Unsecured Senior Notes: The $150.0 million of unsecured senior notes bear interest at 10% per annum and mature in July 2014.

The revolving credit facility and the senior notes contain financial and operating covenants with which we must comply during the terms of the agreements.  These covenants include the maintenance of certain financial ratios, restrictions related to the incurrence of certain indebtedness and investments, and prohibition of the creation of certain liens. We were in compliance with all covenants as of August 4, 2012. The financial covenant for the revolving credit facility requires that we maintain a fixed charge coverage ratio, as defined in the agreement, of at least 1.1 to 1.0; however, this covenant does not take effect until our available borrowing capacity is $36.0 million or less.  The financial covenant for the senior notes requires that, were we to incur additional indebtedness, pay dividends or make certain other restricted payments (in each case, subject to various exceptions set forth in the indenture), after giving effect to the incurrence of such additional indebtedness, we have a consolidated coverage ratio, as defined in the indenture, of at least 2.5 to 1.0.

During the six months ended August 4, 2012, we incurred $0.7 million of capitalized legal and financing costs associated with the revolving credit facility. As of August 4, 2012, $4.2 million of capitalized legal and financing costs are recorded in deferred financing costs and other in our consolidated balance sheet.

Stewart & Stevenson LLC and Subsidiaries

Notes to Condensed Consolidated Financial Statements – continued

(Unaudited)

Our bank notes payable and revolving credit facility have interest rates which are tied to current market rates, and thus, their fair values approximate their recorded amounts. The estimated fair value of our senior notes was determined from information obtained from third party pricing sources, including broker quotes (Level 2 inputs). At August 4, 2012, our senior notes with a carrying value of $150.0 million had a fair value of $150.8 million.

Guarantor Entities:  The senior notes were co-issued by Stewart & Stevenson LLC and Stewart & Stevenson Funding Corp. and are guaranteed by all of our subsidiaries except one domestic subsidiary, one subsidiary in Canada and two subsidiaries in South America.  Stewart & Stevenson LLC and all of its subsidiaries except one domestic subsidiary, one subsidiary in Canada and two subsidiaries in South America are co-borrowers on the $325.0 million revolving credit facility.

The following condensed consolidated financial statements present separately the financial position, results of operations and cash flows of Stewart & Stevenson LLC, which is the parent entity, Stewart & Stevenson Funding Corp. and the guarantors (collectively, “Guarantor Entities”) and all non-guarantor subsidiaries of the Company (“Non-Guarantor Entities”) based on the equity method of accounting. Stewart & Stevenson LLC and Stewart & Stevenson Funding Corp. have no operations, nor any material assets, and have been combined with the guarantor subsidiaries for this presentation.

Condensed Consolidating Balance Sheets

	As of August 4, 2012
	(Unaudited)
	Guarantor Entities	Non-Guarantor Entities	Eliminations	Consolidated Totals
(Dollars in thousands)
Current assets	$607,228	$61,738	$-	$668,966
Property, plant and equipment, net	111,392	2,446	-	113,838
Other assets	8,650	3,668	14,508	26,826
Total assets	$727,270	$67,852	$14,508	$809,630

Current liabilities	$198,806	$38,076	$-	$236,882
Intercompany (receivables) payables	(44,284)	44,284	-	-
Long-term liabilities	339,836	-	-	339,836
Shareholders’ equity (deficit)	232,912	(14,508)	14,508	232,912
Total liabilities and shareholders’ equity	$727,270	$67,852	$14,508	$809,630

	As of January 31, 2012
	Guarantor Entities	Non-Guarantor Entities	Eliminations	Consolidated Totals
(Dollars in thousands)
Current assets	$577,929	$67,656	$-	$645,585
Property, plant and equipment, net	92,193	2,431	-	94,624
Other assets	16,229	3,946	7,617	27,792
Total assets	$686,351	$74,033	$7,617	$768,001

Current liabilities	$273,111	$37,118	$-	$310,229
Intercompany (receivables) payables	(44,523)	44,523	-	-
Long-term liabilities	236,771	9	-	236,780
Shareholders’ equity (deficit)	220,992	(7,617)	7,617	220,992
Total liabilities and shareholders’ equity	$686,351	$74,033	$7,617	$768,001

Stewart & Stevenson LLC and Subsidiaries

Notes to Condensed Consolidated Financial Statements – continued

(Unaudited)

Condensed Consolidating Statements of Operations

(Unaudited)

	For the Three Months Ended August 4, 2012
	Guarantor Entities	Non-Guarantor Entities	Eliminations	Consolidated Totals
(Dollars in thousands)
Sales	$273,106	$28,501	$-	$301,607
Cost of sales	219,167	24,624	-	243,791
Gross profit	53,939	3,877	-	57,816

Selling and administrative expenses	30,787	4,199	-	34,986
Equity in loss of subsidiaries	808	-	(808)	-
Other expense, net	104	154	-	258
Operating profit (loss)	22,240	(476)	808	22,572

Interest expense, net	4,917	764	-	5,681
Earnings (loss) before income taxes	17,323	(1,240)	808	16,891
Income tax expense (benefit)	562	(432)	-	130
Net earnings (loss)	$16,761	$(808)	$808	$16,761
Currency translation adjustments	(216)	32	-	(184)
Comprehensive income (loss)	$16,545	$(776)	$808	$16,577

	For the Three Months Ended July 30, 2011
	Guarantor Entities	Non-Guarantor Entities	Eliminations	Consolidated Totals
(Dollars in thousands)
Sales	$284,061	$29,384	$-	$313,445
Cost of sales	232,521	21,079	-	253,600
Gross profit	51,540	8,305	-	59,845

Selling and administrative expenses	32,953	3,503	-	36,456
Equity in earnings of subsidiaries	(3,798)	-	3,798	-
Other (income) expense, net	(173)	50	-	(123)
Operating profit	22,558	4,752	(3,798)	23,512

Interest expense, net	4,037	809	-	4,846
Earnings before income taxes	18,521	3,943	(3,798)	18,666
Income tax expense (benefit)	563	145	-	708
Net earnings	$17,958	$3,798	$(3,798)	$17,958
Currency translation adjustments	-	(157)	-	(157)
Comprehensive income	$17,958	$3,641	$(3,798)	$17,801

Stewart & Stevenson LLC and Subsidiaries

Notes to Condensed Consolidated Financial Statements – continued

(Unaudited)

Condensed Consolidating Statements of Operations

(Unaudited)

	For the Six Months Ended August 4, 2012
	Guarantor Entities	Non-Guarantor Entities	Eliminations	Consolidated Totals
(Dollars in thousands)
Sales	$613,334	$62,687	$-	$676,021
Cost of sales	491,972	53,199	-	545,171
Gross profit	121,362	9,488	-	130,850

Selling and administrative expenses	65,262	8,284	-	73,546
Equity in loss of subsidiaries	639	-	(639)	-
Other expense, net	74	284	-	358
Operating profit	55,387	920	639	56,946

Interest expense, net	9,648	1,663	-	11,311
Earnings (loss) before income taxes	45,739	(743)	639	45,635
Income tax expense (benefit)	1,242	(104)	-	1,138
Net earnings (loss)	$44,497	$(639)	$639	$44,497
Currency translation adjustments	4,980	(4,900)	-	80
Comprehensive income (loss)	$49,477	$(5,539)	$639	$44,577

	For the Six Months Ended July 30, 2011
	Guarantor Entities	Non-Guarantor Entities	Eliminations	Consolidated Totals
(Dollars in thousands)
Sales	$524,232	$60,580	$-	$584,812
Cost of sales	427,949	46,480	-	474,429
Gross profit	96,283	14,100	-	110,383

Selling and administrative expenses	60,232	7,551	-	67,783
Equity in earnings of subsidiaries	(4,606)	-	4,606	-
Other (income) expense, net	(225)	502	-	277
Operating profit	40,882	6,047	(4,606)	42,323

Interest expense, net	8,152	1,548	-	9,700
Earnings before income taxes	32,730	4,499	(4,606)	32,623
Income tax expense (benefit)	925	(107)	-	818
Net earnings	$31,805	$4,606	$(4,606)	$31,805
Currency translation adjustments	-	1,267	-	1,267
Comprehensive income	$31,805	$5,873	$(4,606)	$33,072

Stewart & Stevenson LLC and Subsidiaries

Notes to Condensed Consolidated Financial Statements – continued

(Unaudited)

Condensed Consolidating Statements of Cash Flows

(Unaudited)

	For the Six Months Ended August 4, 2012
	Guarantor Entities	Non-Guarantor Entities	Eliminations	Consolidated Totals
(Dollars in thousands)
Net cash provided by (used in):
Operating activities
Net earnings (loss)	$44,497	$(639)	$639	$44,497
Equity in loss of subsidiaries	639	-	(639)	-
Other adjustments	(103,837)	10,781	-	(93,056)
Operating activities	(58,701)	10,142	-	(48,559)
Investing activities	(27,086)	(525)	-	(27,611)
Financing activities	79,694	(2,812)	-	76,882
Effect of exchange rate on cash	5,216	(4,952)	-	264
Net (decrease) increase in cash	(877)	1,853	-	976
Cash at the beginning of the period	1,066	3,145	-	4,211
Cash at the end of the period	$189	$4,998	$-	$5,187

	For the Six Months Ended July 30, 2011
	Guarantor Entities	Non-Guarantor Entities	Eliminations	Consolidated Totals
(Dollars in thousands)
Net cash provided by (used in):
Operating activities
Net earnings	$31,805	$4,606	$(4,606)	$31,805
Equity in earnings of subsidiaries	(4,606)	-	4,606	-
Other adjustments	24,484	(166)	-	24,318
Operating activities	51,683	4,440	-	56,123
Investing activities	(48,214)	(114)	-	(48,328)
Financing activities	(4,448)	(3,161)	-	(7,609)
Effect of exchange rate on cash	-	217	-	217
Net (decrease) increase in cash	(979)	1,382	-	403
Cash at the beginning of the period	2,273	6,895	-	9,168
Cash at the end of the period	$1,294	$8,277	$-	$9,571

In the six months ended August 4, 2012, the financial statements of the Guarantor Entities include $4.9 million of other comprehensive income and the financial statements of the Non-Guarantor entities contain $4.9 million of other comprehensive loss related to currency translation adjustments recorded in the current year to properly account for an intercompany transaction not correctly translated in prior periods.

Stewart & Stevenson LLC and Subsidiaries

Notes to Condensed Consolidated Financial Statements – continued

(Unaudited)

Note 5. Significant Balance Sheet Accounts

Allowance for Doubtful Accounts:  Activity in the allowance for doubtful accounts was as follows:

	For the Three Months Ended		For the Six Months Ended
	August 4, 2012	July 30, 2011	August 4, 2012	July 30, 2011
(Dollars in thousands)
Allowance for doubtful accounts at beginning of period	$3,118	$2,544	$2,616	$2,707
Additions (reductions) to reserves	(42)	298	419	518
Writeoffs against allowance for doubtful accounts	(380)	(126)	(390)	(519)
Collections of previously reserved items	29	24	80	34
Allowance for doubtful accounts at end of period	$2,725	$2,740	$2,725	$2,740

Inventories:  Summarized below are the components of inventories:

	As of
	August 4, 2012	January 31, 2012
(Dollars in thousands)
Inventory purchased under distributor agreements	$174,210	$174,131
Raw materials and spare parts	153,177	127,345
Work in process	126,064	135,555
Finished goods	4,321	1,519
Total inventories	$457,772	$438,550

Raw materials and spare parts include OEM equipment and components used in the manufacturing segment. Included in work in process are seven drilling rigs that are substantially complete and ready for customer orders. Finished goods include manufactured equipment that is essentially complete. The inventory balances above are net of inventory valuation allowances totaling $40.1 million and $40.6 million as of August 4, 2012 and January 31, 2012, respectively.

Property, Plant and Equipment, net:  Components of property, plant and equipment, net, were as follows:

	As of
	August 4, 2012	January 31, 2012
(Dollars in thousands)
Machinery and equipment	$35,294	$34,590
Buildings and leasehold improvements	44,022	32,655
Rental equipment	93,996	87,502
Computer hardware and software	5,763	5,570
Accumulated depreciation	(82,507)	(74,947)
Net depreciable assets	$96,568	$85,370
Construction in progress	6,714	1,085
Land	10,556	8,169
Property, plant and equipment, net	$113,838	$94,624

During the first quarter of Fiscal 2012, we acquired the U.S. properties of Crown that we had previously leased for approximately $12.6 million and an additional facility for $3.5 million.

Depreciation expense was $4.3 million and $8.4 million during the three and six months ended August 4, 2012, respectively and $4.1 million and $7.7 million during the three and six months ended July 30, 2011, respectively.

Stewart & Stevenson LLC and Subsidiaries

Notes to Condensed Consolidated Financial Statements – continued

(Unaudited)

Intangible Assets and Goodwill: Amounts allocated to intangible assets are amortized in a manner over which the expected benefits of those assets are realized pursuant to their estimated useful lives.  Intangible asset values include the following:

		As of August 4, 2012
	Estimated Useful Life	Gross Carrying Value	Accumulated Amortization	Currency Translation	Net
(Dollars in thousands)
Non-current amortizable intangible assets:
Engineering drawings	2.5-10 Years	$6,346	$(5,606)	$189	$929
Distribution contracts	27 Years	5,997	(1,567)	-	4,430
Customer relationships	6-11 Years	9,489	(4,940)	634	5,183
Non-compete covenant	5 Years	1,420	(1,526)	106	-
Total		$23,252	$(13,639)	$929	$10,542

Indefinite-lived intangible assets:
Trademarks and tradename	-	7,077	-	374	7,451

Total		$30,329	$(13,639)	$1,303	$17,993

		As of January 31, 2012
	Estimated Useful Life	Gross Carrying Value	EMDSI Acquisition	Accumulated Amortization	Currency Translation	Net
(Dollars in thousands)
Non-current amortizable intangible assets:
Engineering drawings	2.5-10 Years	$6,346	$-	$(5,474)	$189	$1,061
Distribution contracts	27 Years	3,384	2,613	(1,240)	-	4,757
Customer relationships	6-11 Years	7,409	2,080	(4,360)	638	5,767
Non-compete covenant	5 Years	1,420	-	(1,500)	106	26
Total		$18,559	$4,693	$(12,574)	$933	$11,611

Indefinite-lived intangible assets:
Trademarks and tradename	-	6,316	762	-	374	7,452

Total		$24,875	$5,455	$(12,574)	$1,307	$19,063

Amortization expense was $0.5 million and $1.1 million during the three and six months ended August 4, 2012, respectively and $0.6 million and $1.2 million during the three and six months ended July 30, 2011, respectively.

Stewart & Stevenson LLC and Subsidiaries

Notes to Condensed Consolidated Financial Statements – continued

(Unaudited)

The following table presents goodwill (relating entirely to the distribution segment) as of the dates indicated, as well as changes in the account during the period shown:

Amount
(Dollars in thousands)
Carrying amount as of January 31, 2012	$3,801
Goodwill acquired during the year	-
Carrying amount as of August 4, 2012	$3,801

Warranty Costs: Generally, the only warranty provided to our customers for products we sell that were originally manufactured by others, including our key OEMs, is the warranty provided by those original manufacturers. We warrant products manufactured, and services provided, by us for periods of three to 18 months. Based on historical experience and contract terms, we accrue the estimated cost of our product and service warranties at the time of sale. Accrued warranty costs are adjusted periodically to reflect actual experience. Certain warranty and other related claims involve matters of dispute that ultimately are resolved by negotiation, arbitration or litigation. Occasionally, a material warranty issue can arise that is beyond our historical experience. We accrue for any such warranty issues as they become known and estimable.

A summary of activity for accrued warranty costs, recorded in other current liabilities on the consolidated balance sheets, for the periods ended August 4, 2012 and July 30, 2011, was as follows:

	For the Three Months Ended		For the Six Months Ended
	August 4, 2012	July 30, 2011	August 4, 2012	July 30, 2011
(Dollars in thousands)
Accrued warranty costs at beginning of period	$11,636	$8,856	$10,686	$9,110
Payments for warranty obligations	(1,643)	(1,011)	(3,491)	(2,328)
Warranty accrual	2,077	1,673	4,875	2,736
Accrued warranty costs at end of period	$12,070	$9,518	$12,070	$9,518

Other Current Liabilities:  Included in other current liabilities were $4.9 million and $5.8 million of accrued job costs as of August 4, 2012 and January 31, 2012, respectively.  No other item comprises more than 5% of total current liabilities.

Note 6. Equity and Share-Based Compensation

The Company has 56,179,272 common units issued and outstanding, which consist of both Common Units and Common B Units.  Additionally, we have Common A Units, none of which are issued or outstanding.  These three classes of Units have the same economic rights. The voting and transfer rights of the three classes differ in that the Common Units are entitled to one vote per Common Unit and upon transfer shall remain designated as Common Units. The Common A Units are entitled to ten votes per Common A Unit and upon transfer will be designated as Common Units.  The Common B Units are entitled to ten votes per Common B Unit and upon transfer may be designated by the transferor as Common B Units, Common A Units or Common Units. The number of Common Units and Common B Units issued and outstanding was 27,747,927 and 28,431,345, respectively, as of August 4, 2012 and January 31, 2012.

Stewart & Stevenson LLC is a limited liability company, therefore, U.S. federal and certain state taxes are paid by the holders of our common units.  As a limited liability company, the common unit holders’ liability is limited to the capital invested in the Company.

Stewart & Stevenson LLC and Subsidiaries

Notes to Condensed Consolidated Financial Statements – continued

(Unaudited)

Share-Based Compensation:  On September 5, 2007, our board of directors adopted the 2007 Incentive Compensation Plan (“Incentive Plan”). The Incentive Plan received the required approval of a majority of our unit holders and became effective on September 27, 2007.  In connection with the adoption and approval of the Incentive Plan, the compensation committee of the board, which has the responsibility to administer the Incentive Plan, made certain grants of restricted units to our non-executive directors and certain members of our senior executive management. The grants to our four non-executive directors totaled 134,454 restricted units vesting in five (5) 26,891 unit tranches, with each such tranche vesting upon board service for a complete fiscal year. In addition, approximately 62,745 of the restricted units granted to three former directors were earned as part of their service to us with the balance of their grants being forfeited. The executive grants total 33,613 restricted units vesting in five (5) 6,723 unit tranches, with each tranche vesting upon employment for a complete fiscal year.  In addition, approximately 11,204 of the restricted units granted to a former executive were earned before his resignation from the Company with the balance being forfeited. The executive grants are subject to the achievement of net pre-tax income growth in the relevant fiscal year that exceeds the median net pre-tax income growth of a peer group of companies consisting of Schlumberger, Ltd., National Oilwell Varco, Inc., Weatherford International Ltd. and Cameron International Corp. and are subject to acceleration in the case of an executive’s death or disability. This performance condition was met for Fiscal 2011, 2010 and 2007 and 6,723 units vested in each fiscal year; however, this performance condition was not met for Fiscal 2009 or Fiscal 2008 and those tranches were forfeited.  All grants are subject to (i) the completion of an initial public equity offering and (ii) accelerated vesting upon a change-in-control of the company. No expense has been recognized for these grants because the contingent condition has not occurred and, as of August 4, 2012, diluted earnings per common unit excluded the approximately 228,571 contingent unvested restricted units related to these September 2007 grants.

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

In order to determine the fair value for the 112,045 options granted on May 31, 2011, we used the Black-Scholes option pricing model.  The options have an exercise price of $11.00 per common unit and a ten-year contractual life.  The following valuation assumptions were used: expected volatility (40.03%), risk-free interest rate (1.70%), expected term (4.55 years) and no expected dividends.

As there is no active market for our common units, we utilized comparisons to a peer group of companies for certain of our key valuation assumptions, including the expected volatility and expected term.  The risk-free interest rate assumption is based upon observed interest rates reasonably appropriate for the term of the options.  The dividend yield assumption is based on our history and expectation of dividend payouts.  Utilizing these valuation assumptions, the fair value of these options was $3.92 per common unit, or $0.4 million of total fair value  As the service measure exceeded the performance measure, which was anticipated to and has been met for Fiscal 2011, the fair value of $0.4 million was recognized as compensation expense ratably over the one year service requirement and approximately $0.3 million was recognized as compensation expense, recorded in selling and administrative expenses, in Fiscal 2011.  Compensation expense of approximately $0.1 million was recognized during the first six months of Fiscal 2012.  Both the service and performance conditions for these options have been met and they are vested and exercisable in full.

Stewart & Stevenson LLC and Subsidiaries

Notes to Condensed Consolidated Financial Statements – continued

(Unaudited)

There have been no grants of restricted units or options to purchase common units during Fiscal 2012. There have been no option exercises or vesting of restricted units during Fiscal 2012.

On April 16, 2012, an $18.0 million distribution was paid to the common unitholders of Stewart & Stevenson LLC. This represented the first distribution other than tax distributions made to unitholders.

Note 7. Income Taxes

As a limited liability company, income is reported for federal and state income tax purposes (except for the Texas Margins tax and foreign taxes reported at the entity level) by our unit holders. During the three and six months ended August 4, 2012, we recognized tax expense of $0.5 million and $1.2 million, respectively, of Texas Margins tax. During the three and six months ended July 30, 2011, we recognized tax expense of $0.6 million and $0.9 million, respectively, of Texas Margins tax. During the three and six months ended August 4, 2012, we recognized tax benefit of $0.4 million and $0.1 million, respectively, associated with foreign jurisdictions. During the three and six months ended July 30, 2011, we recognized tax expense of $0.1 million and tax benefit of $0.1 million, respectively, associated with foreign jurisdictions.

Generally, we make quarterly distributions to our unit holders to fund their tax obligations. During the six months ended August 4, 2012 and July 30, 2011, we made tax distributions of $14.8 million and $4.2 million, respectively, to our unit holders.

Note 8. Related Party Transactions

In Fiscal 2009, we received a $37.5 million equipment order from an affiliate that was negotiated at arms-length on terms that were consistent with market pricing for such equipment. Full payment for the order has been received but revenue recognition is deferred until the equipment is sold to a third party. In the second quarter of Fiscal 2011, we purchased a portion of this equipment from the affiliate for $7.4 million and subsequently sold it to a third party for $7.8 million. As a result of this sale to a third party, we recognized revenue and cost of sales, including acquisition cost paid to the affiliate of $0.4 million. As of August 4, 2012 and January 31, 2012, we held the remaining portion of the equipment in inventories in the amount $24.2 million for resale on behalf of our affiliate, and maintained $30.5 million of the payments received from the affiliate as customer deposits.

In March 2012, we acquired the U.S. properties of Crown for approximately $12.6 million.  This acquisition was financed with the proceeds of a $12.5 million loan from an affiliate and is recorded on our balance sheet as long-term debt to affiliate. The loan matures in ten years, bears interest at 5.0% per year, and requires quarterly interest payments which began in June 2012 and quarterly principal payments of $0.4 million beginning in June 2017, with the principal balance of $5.4 million, along with accrued interest thereon, due in March 2022.  The annual interest expense for Fiscal 2012 will be approximately $0.5 million, is being recognized ratably over the fiscal year and is recorded in interest expense, net in our statements of operations.

Also in March 2012, an affiliate acquired the Canada property of Crown from its owner. As a consequence of that acquisition, our lease from the prior owner was replaced by a lease from this affiliate. The lease terms and conditions remain unchanged, including annual rent payments of Canadian $0.8 million per year, except that the lease term is 10 years ending in March 2022 and rent escalates in accordance with changes in the U.S. consumer price index. The new lease provides us (i) an option to extend the term for two consecutive periods of five years each and (ii) a right of first refusal to purchase the property in the event the affiliate receives a third party bona fide offer to purchase the property.  The annual rent payments for Fiscal 2012 will be approximately Canadian $0.7 million and are being recognized ratably over the fiscal year and are recorded in cost of sales and selling and administrative expenses in our statements of operations.

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

We are also a defendant in a number of lawsuits relating to matters normally incident to our business. No individual case, or group of cases presenting substantially similar issues of law or fact, is expected to have a material effect on the manner in which we conduct our business or on our consolidated results of operations, financial position or liquidity. We maintain certain insurance policies that provide coverage for product liability and personal injury cases. These insurance policies are subject to a self-insured retention for which we are responsible, which is generally $0.5 million for newer cases and $1.0 million for cases initiated before Fiscal 2009. We have established reserves that we believe to be adequate based on current evaluations and our experience in these types of claim situations. Nevertheless, an unexpected outcome or adverse development in any such case could have a material adverse impact on our consolidated results of operations in the period in which it occurs.

Note 10. EMDSI Acquisition

On March 23, 2011, we acquired 100% of the stock of EMDSI-Hunt Power, L.L.C. (“EMDSI”) in an all cash transaction from ITOCHU Corporation of Japan (“ITOCHU”) (the “EMDSI Acquisition”) for total consideration of approximately $25.8 million.  EMDSI, which is based in Harvey, Louisiana, specializes in the marketing and distribution of medium speed diesel engines for marine propulsion, drilling and power generation applications and is a provider of aftermarket parts and service.

The unaudited pro forma condensed combined statements of operations for the six months ended July 30, 2011 gives effect to the March 23, 2011 consummation of the EMDSI Acquisition as if the transaction occurred on February 1, 2011. The unaudited pro forma information is presented for illustration purposes only and is not necessarily indicative of results of operations which would have been reported had the transaction actually occurred on February 1, 2011.

	For the Six Months Ended
	August 4, 2012	July 30, 2011
		(Pro Forma)
(Dollars and units in thousands)	(unaudited)	(unaudited)
Sales	$676,021	$591,819
Net earnings	$44,497	$31,747
Weighted average units outstanding:
Basic	56,179	56,077
Diluted	56,179	56,077
Net earnings per common unit:
Basic	$0.79	$0.57
Diluted	$0.79	$0.57

Stewart & Stevenson LLC and Subsidiaries

Notes to Condensed Consolidated Financial Statements – continued

(Unaudited)

Note 11. Subsequent Events

We are winding down our operations in Venezuela due to the continued difficult economic and political environment experienced in this country. Our Venezuelan subsidiary’s revenues have represented 0.15%, 0.34% and 2.29% of our consolidated revenues for Fiscal Years 2011, 2010 and 2009, respectively.  During this same period, its total assets have decreased, given the working capital intensive nature of our business, from $3.8 million as of January 31, 2010, to $0.8 million as of August 4, 2012.  It is expected that we will be able to continue to service and sell to Venezuela through our Colombian subsidiary.  While we are not legally dissolving or selling this entity, nor its assets or liabilities, it is anticipated that as early as the third quarter of Fiscal 2012, we will have a substantial liquidation of its assets and liabilities.  At such time that our Venezuelan subsidiary is substantially liquidated, we will be required to recognize the cumulative currency translation adjustment loss of $3.2 million related to our Venezuelan subsidiary, which is currently recorded as a component of accumulated other comprehensive income in our balance sheets, as a non-cash foreign currency exchange loss, a component of other expense (income), net in our statements of operations.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes statements that are, or may be deemed to be, “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements can be identified by the use of forward-looking terminology, including the terms “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will” or “should” or, in each case, their negative or other variations or comparable terminology.  These forward-looking statements include all matters that are not historical facts and are not limited to the outlook for our future business and financial performance.  They appear in a number of places throughout this Quarterly Report and include statements regarding our intentions, beliefs or current expectations concerning, among other things, our results of operations, financial condition, liquidity, prospects, growth, strategies and the industry in which we operate.

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

We are experiencing a slow-down in demand for our well stimulation equipment resulting primarily from lower prices for gas and other commodities, which, in turn, have brought about lower capital expenditures by our customers.  While this slow-down could continue through 2013, it provides increased opportunities for our company for the service and refurbishment of such equipment, which are more in demand during these slower periods.  These developments have not impacted our business in the first half of Fiscal 2012 as compared to the same period of Fiscal 2011.  In our distribution segment, equipment sales have decreased in the second quarter of Fiscal 2012 as a result of lower demand for the oil and gas sector compared to the first quarter of Fiscal 2012.  Improvement in the level of demand in this sector will depend on the state of our national economy in the course of the remaining months of 2012. Approximately 64.0% and 67.2% of our revenues in the three and six months ended August 4, 2012, respectively and 80.0% and 81.9% of our revenues in the three and six months ended July 30, 2011, respectively, came from customers in the oil and gas industry.

Non-oil and Gas Industries. We believe that many of the non-oil and gas industries we serve, particularly the commercial vehicle and material handling industries, provide us with opportunities to continue to grow our business.

Aftermarket Parts and Service Demand. We provide aftermarket parts and service and rental equipment to customers in the oil and gas, power generation, marine, mining, construction, commercial vehicle and material handling industries.  Aftermarket parts and service sales generated approximately 32.6% and 29.6% of our revenues during the three and six months ended August 4, 2012, respectively, and 31.9% and 33.1% of our revenues during the three and six months ended July 30, 2011, respectively. We provide aftermarket parts and service for equipment manufactured by approximately 100 manufacturers, including products manufactured by us and our six key OEMs, and our aftermarket business provides us with a recurring revenue stream. Our rental products include generators, compressors and material handling equipment.

Backlog. Among the metrics we track to monitor demand in our business is equipment order backlog. We define backlog as unfilled equipment orders that consist of written purchase orders or signed contracts accompanied, if required by our credit policies, by credit support (typically down payments or letters of credit). As of August 4, 2012, our equipment order backlog was $318.7 million, compared to $419.7 million as of July 30, 2011.  Our equipment order backlog continued to grow through the third quarter of Fiscal 2011.  Since this time, backlog has begun to fluctuate through the first quarter of Fiscal 2012 and steadily decline thereafter as underlying orders have been delivered and new equipment orders have decreased.  The price of gas and other commodities has fluctuated during this time and our customers have slowed, and in some circumstances delayed, orders pending their evaluation of both the oil and gas markets and economic climate, as well as their own customer’s needs. We estimate that we will recognize around 70% of our August 4, 2012, equipment order backlog as revenue during the remainder of Fiscal 2012.

Backlog of $318.7 million as of August 4, 2012 included a $30.5 million equipment order received in Fiscal 2009 from an affiliate. Revenue recognition from this order is deferred until title to the equipment passes to a third party and all other revenue recognition criteria have been met. A deposit in the amount of $30.5 million is recorded as a customer deposit in our consolidated balance sheet. Included in inventories is $24.2 million in costs related to this order.

Seasonality. Our revenues are not significantly affected by seasonality.

Operational factors

Ensuring Timely Supply of Components. While we believe that the opportunities to grow our business are significant, there are also challenges and uncertainties we face in executing our business plans. Our ability to procure certain components on a timely basis to meet the delivery needs of our customers is a concern, though the recent softness experienced in the oil and gas sector has lessened this concern. A substantial portion of the products we sell includes components provided by our six key OEMs and on occasion we need to rely upon alternative sources of supply for those components. Our ability to satisfy the delivery requirements of a customer on a timely basis is critical to our success.

Labor Market Constraints. Although we have the benefit of a highly trained and experienced workforce, we believe that attracting and retaining high quality and experienced personnel is critical to our success.  In periods of strong demand and rapid growth, this can place a significant challenge to our organization, though the recent softness in the market, particularly in the oil and gas sector, has lessened this concern. Regardless, we place particular emphasis on career development programs that seek to improve the retention of employees, including senior and middle management.

Presentation of historical financial information

Our fiscal year begins on February 1 of the stated year and ends on January 31 of the following year. For example, Fiscal 2012 began on February 1, 2012 and will end on January 31, 2013. We report results on the fiscal quarter method, with each quarter comprising approximately 13 weeks.  The second quarter of Fiscal 2012 began on May 6, 2012 and ended on August 4, 2012.

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

New accounting pronouncements

On February 1, 2012, we adopted Accounting Standards Update (“ASU”) No. 2011-08, “Intangibles-Goodwill and Other.”  This accounting update provides companies with the option to make a qualitative evaluation about the likelihood of goodwill impairment.  A company will be required to perform the two-step impairment test only if it concludes that the fair value of a reporting unit is more likely than not (i.e., more than 50% likelihood) less than its carrying value.  This accounting update is effective for goodwill impairment tests performed in interim and annual periods for fiscal years beginning after December 15, 2011.  We may apply this update in conjunction with our Fiscal 2012 annual impairment evaluation performed in the fourth quarter.

Also on February 1, 2012, we adopted ASU No. 2011-05, “Presentation of Comprehensive Income,” which requires that all non-owner changes in equity be presented in a single continuous statement of comprehensive income or in two separate but consecutive statements.  Our adoption of the new guidance did not impact our consolidated financial position, results of operations or cash flows.

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

Current Quarterly Trends—Three Months Ended August 4, 2012 and May 5, 2012

The following table presents our sales and operating profit by segment on a trailing quarter basis as follows:

	For the Three Months Ended		Change
	August 4, 2012	May 5, 2012	$	%
(Dollars in thousands)
Sales
Manufacturing segment sales	$120,740	$159,899	$(39,158)	-24.5%
Distribution segment sales	180,867	214,515	(33,648)	-15.7%
Total sales	$301,607	$374,414	$(72,806)	-19.4%

Operating profit (loss)
Manufacturing	$23,032	$31,087	(8,056)	-25.9%
Distribution	11,416	17,033	(5,617)	-33.0%
Corporate and shared services	(11,876)	(13,746)	1,870	13.6%
Total operating profit	$22,572	$34,374	$(11,803)	-34.3%

Our sales for the three months ended August 4, 2012 decreased $72.8 million, or 19.4%, as compared to the three months ended May 5, 2012.  Manufacturing segment sales decreased $39.2 million and distribution segment sales decreased $33.6 million.  All product lines for our manufacturing segment experienced decreases during this period, with the largest decreases in well stimulation and rigs. We attribute the decreased well stimulation equipment sales to the current oil and gas and economic environment and the uncertainty this brings to our customers’ capital spending programs, as evidenced by our equipment order backlog.  Distribution segment equipment sales also decreased in essentially all product lines as these customers are experiencing similar circumstances that are currently impacting our manufacturing segment.

Overall operating profit margin decreased to 7.5% for the three months ended August 4, 2012 from 9.2% for the three months ended May 5, 2012.  This decrease in operating profit margin is reflective of overall decreases in sales volume, higher distribution segment sales as a percentage of total sales, which generate lower operating profit margin, and lower distribution segment operating profit margin.  While manufacturing segment operating profit margin remained steady, distribution segment operating profit margin dropped 1.6% points due to increased labor and overall operating costs.  Decreased selling and administrative expenses in our corporate and shared services segment were attributable to decreased salaries and wages, advertising and travel expenses, offset by increased legal and professional expenses.  Our equipment order backlog decreased by $72.6 million from $391.3 million as of May 5, 2012, to $318.7 million as of August 4, 2012, with well stimulation representing over 80% of this decrease.

Comparison of Results of Operations—Three Months Ended August 4, 2012 and July 30, 2011

Sales - For the three months ended August 4, 2012, our sales were $301.6 million, a decrease of $11.8 million, or 3.8%, compared to the same period of Fiscal 2011 sales of $313.4 million.  The decrease in sales impacted both operating segments and was primarily attributable to an overall decrease in equipment sales from customers in the oil and gas industry, with decreased equipment sales for our well stimulation, seismic products and rigs in our manufacturing segment. Decreased sales of transmissions, engines and rail car movers were partially offset by increased sales of prime movers, power generation and material handling equipment in our distribution segment. Parts and service sales increased in both segments and rental sales increased in the distribution segment.

A breakdown of sales for the periods is as follows:

	For the Three Months Ended		Change
	August 4, 2012	July 30, 2011	$	%
(Dollars in thousands)
Manufacturing segment
Equipment	$115,438	$132,472	$(17,034)	-12.9%
Parts and service	5,302	4,261	1,041	24.4%
Total manufacturing sales	$120,740	$136,733	$(15,993)	-11.7%

Distribution segment
Equipment	$78,733	$80,257	$(1,524)	-1.9%
Parts and service	91,478	87,994	3,484	4.0%
Rentals	10,656	8,461	2,195	25.9%
Total distribution sales	$180,867	$176,712	$4,155	2.4%

Total sales	$301,607	$313,445	$(11,838)	-3.8%

Operating profit (loss)
Manufacturing	$23,032	$25,315	(2,283)	-9.0%
Distribution	11,416	13,540	(2,124)	-15.7%
Corporate and shared services	(11,876)	(15,343)	3,467	22.6%
Total operating profit	$22,572	$23,512	$(940)	-4.0%

Operating profit percentage
Manufacturing	19.1%	18.5%
Distribution	6.3%	7.7%
Consolidated	7.5%	7.5%

Manufacturing segment sales decreased by 11.7%, or $16.0 million, for the three months ended August 4, 2012 compared to the same period in Fiscal 2011. Equipment sales decreased by $17.0 million, while parts and service sales increased by $1.0 million. Equipment sales decreased in all product lines with well stimulation equipment continuing to generate the largest portion of the decrease. A breakdown of manufacturing segment equipment sales by product line is as follows:

	For the Three Months Ended		Change
	August 4, 2012	July 30, 2011	$	%
(Dollars in thousands)
Manufacturing equipment sales
Well stimulation	$99,338	$109,923	$(10,585)	-9.6%
Rigs	10,637	12,202	(1,565)	-12.8%
Seismic products	1,626	4,711	(3,085)	-65.5%
Electric products	3,526	3,877	(351)	-9.1%
Power generation	-	1,731	(1,731)	-100.0%
Other	311	28	283
Total equipment sales	$115,438	$132,472	$(17,034)	-12.9%

Distribution segment sales increased by $4.2 million to $180.9 million for the three months ended August 4, 2012, compared to $176.7 million during the same period of Fiscal 2011. The increase in distribution segment sales was due to increased parts and service sales of $3.5 million and rental sales of $2.2 million, offset by decreased equipment sales of $1.5 million. Equipment sales in the distribution segment decreased slightly, with the larger decreases in transmissions and engines sales substantially offset by increases in the various other product categories as our customers are experiencing decreased demand for oil and gas industry related products. Distribution segment equipment sales reflected the following changes in our distribution segment products:

	For the Three Months Ended		Change
	August 4, 2012	July 30, 2011	$	%
(Dollars in thousands)
Distribution equipment sales
Prime movers	$17,438	$15,942	$1,496	9.4%
Power generation	15,564	12,884	2,680	20.8%
Transmissions	13,715	22,230	(8,515)	-38.3%
Material handling	12,663	8,133	4,530	55.7%
Engines	7,581	13,838	(6,257)	-45.2%
Rail car movers	3,314	4,303	(989)	-23.0%
Other	8,458	2,927	5,531	189.0%
Total equipment sales	$78,733	$80,257	$(1,524)	-1.9%

Gross profit – Our gross profit was $57.8 million for the three months ended August 4, 2012 compared to $59.8 million for the same period in Fiscal 2011. Our gross profit margin remained relatively flat, increasing from 19.1% to 19.2%.   The manufacturing segment gross profit margin increased from 22.3% to 25.0%, an increase of 2.7 points, and the distribution segment gross profit margin decreased from 16.6% to 15.3%, a decrease of 1.3 points. These changes in gross profit margin were due in large part to changes in product mix.

Selling and administrative expenses – Selling and administrative expenses decreased by $1.5 million to $35.0 million for the three months ended August 4, 2012.  The Fiscal 2011 period reflected the expensing of costs relating to our proposed initial public offering ($2.5 million) and share-based compensation expense ($1.8 million), which were not recurring items in the Fiscal 2012 period.  In comparison without these costs, the Fiscal 2012 selling and administrative expenses increased $2.8 million, which primarily resulted from increases in salaries and wages and legal and professional fees, offset by decreased bonus expense. As a percentage of sales, selling and administrative expenses remained flat at 11.6% for the three months ended August 4, 2012, and July 30, 2011.

Other expense (income), net – Other expense (income), net decreased to expense of $0.3 million for the three months ended August 4, 2012 compared to income of $0.1 million for the three months ended July 30, 2011. Other expense is primarily the result of foreign currency transaction losses.

Operating profit – Our operating profit decreased to $22.6 million during the three months ended August 4, 2012 from $23.5 million in the same period of Fiscal 2011.  Operating profit as a percentage of sales remained the same for both periods at 7.5% of sales.  The decrease in operating profit reflects lower sales volume, offset by lower selling and administrative expenses.

Interest expense, net - Interest expense, net for the three months ended August 4, 2012 increased by $0.8 million over the same period in Fiscal 2011 mainly as a result of higher borrowings, coupled with slightly higher interest rates, in the current period.

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

Segment Results Comparison – Three Months Ended August 4, 2012 and July 30, 2011

Manufacturing

Operating profit generated by our manufacturing segment decreased to $23.0 million, or 19.1% of sales, for the three months ended August 4, 2012, from $25.3 million, or 18.5% of sales, for the same period of Fiscal 2011. The $2.3 million decrease in operating profit was attributable to a decrease of $3.6 million in sales volume,  increases in selling and administrative expenses of $1.7 million and $0.2 million in other expenses, which were partially offset by an increase of $3.2 million in average gross profit margin.  The increase in selling and administrative expense was primarily due to increased salaries and wages with smaller increases in advertising, facility and new product development costs.  These increases were partially offset by decreased bonus and legal and professional expense.

Our manufacturing backlog as of August 4, 2012 was $201.9 million, as compared to $279.7 million as of July 30, 2011, a decrease of 27.8%. Backlog as of both of these dates included an equipment order received in Fiscal 2009 from an affiliate in the amount of $30.5 million. Revenue recognition from this order is deferred until title to the product passes to a third party and all other revenue recognition criteria have been met. A deposit in the amount of $30.5 million is recorded as a customer deposit in the consolidated balance sheet as of August 4, 2012. Included in inventories is $24.2 million of costs related to this order.

Distribution

Operating profit generated by the distribution segment decreased to $11.4 million during the three months ended August 4, 2012 from $13.5 million during the same period in Fiscal 2011, representing a decrease in operating profit percentage from 7.7% to 6.3%. The $2.1 million decrease in operating profit was attributable to decreases of $2.4 million in average gross profit margin and an increase of $0.6 million in selling and administrative expenses, offset by increases of $0.7 million in sales volume and a decrease of $0.2 million in other. The increase in selling and administrative expense was primarily due to increased salaries and wages along with smaller increases in facility and travel expense.  These increases were partially offset by decreased bonus and bad debt expense.

Our distribution backlog as of August 4, 2012 was $116.8 million, as compared to $140.0 million on July 30, 2011, a decrease of 16.6%.

Corporate and shared services

Corporate and shared services expenses decreased to $11.9 million during the three months ended August 4, 2012 compared to $15.3 million during the same period of Fiscal 2011. The Fiscal 2011 period reflected the expensing of costs relating to our proposed initial public offering ($2.5 million) and share-based compensation expense ($1.8 million), which were not recurring items in the Fiscal 2012 period.  In comparison without these costs, the Fiscal 2012 selling and administrative expenses increased $0.9 million, which primarily resulted from increases in salaries and wages and legal and professional fees, offset by decreases in advertising and travel expenses.  Corporate and shared services expenses decreased from 4.9% to 3.9% as a percentage of sales.

Comparison of Results of Operations—Six Months Ended August 4, 2012 and July 30, 2011

Sales - For the six months ended August 4, 2012, our sales were $676.0 million, an increase of $91.2 million, or 15.6%, compared to the same period of Fiscal 2011 sales of $584.8 million.  The increase in sales impacted both operating segments and was primarily attributable to an overall increase in equipment sales from customers in the oil and gas industry, with increased equipment sales primarily from well stimulation and rigs in our manufacturing segment. Increased sales of power generation, prime movers and material handling were primarily responsible for the increase in equipment sales in the distribution segment. Parts and service sales increased, primarily in the distribution segment.

A breakdown of sales for the periods is as follows:

	For the Six Months Ended		Change
	August 4, 2012	July 30, 2011	$	%
(Dollars in thousands)
Manufacturing segment
Equipment	$269,444	$238,480	$30,964	13.0%
Parts and service	11,195	10,748	447	4.2%
Total manufacturing sales	$280,639	$249,228	$31,411	12.6%

Distribution segment
Equipment	$186,743	$152,196	$34,547	22.7%
Parts and service	188,151	168,733	19,418	11.5%
Rentals	20,488	14,655	5,833	39.8%
Total distribution sales	$395,382	$335,584	$59,798	17.8%

Total sales	$676,021	$584,812	$91,209	15.6%

Operating profit (loss)
Manufacturing	$54,119	$45,071	9,048	20.1%
Distribution	28,449	23,799	4,650	19.5%
Corporate and shared services	(25,622)	(26,547)	925	3.5%
Total operating profit	$56,946	$42,323	$14,623	34.6%

Operating profit percentage
Manufacturing	19.3%	18.1%
Distribution	7.2%	7.1%
Consolidated	8.4%	7.2%

Manufacturing segment sales increased by 12.6%, or $31.4 million, for the six months ended August 4, 2012 compared to the same period in Fiscal 2011. Equipment sales increased by $31.0 million and parts and service sales increased by $0.4 million. Equipment sales increased in all product lines, except power generation, with rigs and well stimulation generating the largest portion of the increase. A breakdown of manufacturing segment equipment sales by product line is as follows:

	For the Six Months Ended		Change
	August 4, 2012	July 30, 2011	$	%
(Dollars in thousands)
Manufacturing equipment sales
Well stimulation	$214,236	$201,970	$12,266	6.1%
Rigs	32,861	17,601	15,260	86.7%
Seismic products	12,408	8,899	3,509	39.4%
Electric products	9,186	5,824	3,362	57.7%
Power generation	-	4,156	(4,156)	-100.0%
Other	753	30	723
Total equipment sales	$269,444	$238,480	$30,964	13.0%

Distribution segment sales increased by $59.8 million to $395.4 million for the six months ended August 4, 2012, compared to $335.6 million during the same period of Fiscal 2011. The increase in distribution segment sales was due to increased equipment sales of $34.6 million, parts and service sales of $19.4 million and rental sales of $5.8 million. The increase in prime movers sales was primarily due to higher sales volumes for oilfield equipment, while the increase in power generation and material handling sales was primarily attributable to sales in other industries and was partially offset by a decrease in engine and rail car movers sales. Distribution segment equipment sales reflected the following changes in our distribution segment products:

	For the Six Months Ended		Change
	August 4, 2012	July 30, 2011	$	%
(Dollars in thousands)
Distribution equipment sales
Power generation	$47,277	$27,680	$19,597	70.8%
Prime movers	42,222	34,237	7,985	23.3%
Transmissions	36,427	36,467	(40)	-0.1%
Material handling	24,726	16,950	7,776	45.9%
Engines	16,142	23,468	(7,326)	-31.2%
Rail car movers	7,571	8,420	(849)	-10.1%
Other	12,378	4,974	7,404	148.9%
Total equipment sales	$186,743	$152,196	$34,547	22.7%

Gross profit – Our gross profit was $130.8 million for the six months ended August 4, 2012 compared to $110.4 million for the same period in Fiscal 2011, reflecting an increase in gross profit margin from 18.9% to 19.4%.  Our gross profit margin increased by 0.5 points due to higher sales volumes and product mix. The manufacturing segment gross profit margin increased from 22.3% to 24.2%, an increase of 1.9 points, and the distribution segment gross profit margin decreased from 16.3% to 15.9%, a decrease of 0.4 points. The increase in manufacturing gross profit margin was due in large part to higher sales volumes and product mix. The decrease in the distribution gross profit margin was due to increased equipment sales which carry a lower gross profit margin.

Selling and administrative expenses – Selling and administrative expenses increased by $5.7 million to $73.5 million for the six months ended August 4, 2012.  The Fiscal 2011 period reflected the expensing of costs relating to our proposed initial public offering ($2.5 million) and share-based compensation expense ($1.8 million), which were not recurring items in the Fiscal 2012 period.  In comparison without these costs, the Fiscal 2012 selling and administrative expenses increased $10.0 million, which primarily resulted from increases in salaries and wages, legal and professional fees, travel and advertising expenses, offset by reductions in bad debt and new product development expenses. As a percentage of sales, selling and administrative expenses decreased to 10.9% from 11.6% for the six months ended August 4, 2012, as compared to the same period in Fiscal 2011.

Other expense, net – Other expense, net increased to $0.4 million for the six months ended August 4, 2012 compared to $0.3 million for the six months ended July 30, 2011. Other expense is primarily the result of foreign currency transaction losses.

Operating profit – Our operating profit increased to $56.9 million, or 8.4% of sales, during the six months ended August 4, 2012 from $42.3 million, or 7.2% of sales, in the same period of Fiscal 2011, primarily as the result of higher sales volumes and overall gross profit margins.

Interest expense, net - Interest expense, net for the six months ended August 4, 2012 increased by $1.6 million over the same period in Fiscal 2011 mainly as a result of higher borrowings, coupled with slightly higher interest rates, in the current period.

Segment Results Comparison – Six Months Ended August 4, 2012 and July 30, 2011

Manufacturing

Operating profit generated by our manufacturing segment increased to $54.1 million, or 19.3% of sales, for the six months ended August 4, 2012, from $45.1 million, or 18.1% of sales, for the same period of Fiscal 2011. The $9.0 million increase in operating profit was attributable to increases of $7.0 million in sales volume and $5.4 million in average gross profit margin, which were partially offset by an increase in selling and administrative expenses of $3.1 million.  Selling and administrative expenses increases were primarily related to higher salaries and wages, increased travel and advertising, partially offset by decreases in new product development costs and bonus expense. The remaining increase was attributable to, and reflective of, the overall increase in our business activity.

Distribution

Operating profit generated by the distribution segment increased to $28.4 million during the six months ended August 4, 2012 from $23.8 million during the same period in Fiscal 2011, representing an increase in operating profit percentage from 7.1% to 7.2%. The $4.6 million increase in operating profit was attributable to increases of $9.8 million in sales volume and $0.4 million in other, partially offset by a decrease of $1.7 in average gross profit margin and an increase of $3.9 million in selling and administrative expenses. The increase in selling and administrative expenses was due to higher salaries and wages, depreciation, facility and travel, partially offset by decreases in bonus accruals and bad debt expense. The remaining increase was attributable to, and reflective of, the overall increase in our business activity.

Corporate and shared services

Corporate and shared services expenses decreased to $25.6 million during the six months ended August 4, 2012 compared to $26.5 million during the same period of Fiscal 2011.  The Fiscal 2011 period reflected the expensing of costs relating to our proposed initial public offering ($2.5 million) and share-based compensation expense ($1.8 million), which were not recurring items in the Fiscal 2012 period.  In comparison without these costs, the Fiscal 2012 selling and administrative expenses increased $3.4 million, which primarily resulted from increases in salaries and wages and legal and professional fees. Corporate and shared services expenses decreased from 4.5% to 3.8% as a percentage of sales.

Liquidity and Capital Resources

Our principal source of liquidity is cash generated by operations. We also have an asset-based revolving credit facility, which was increased to $325 million in the second quarter of Fiscal 2012, which we draw upon when necessary to satisfy our working capital needs and generally pay down with available cash. Our liquidity needs are primarily driven by changes in working capital associated with execution of large manufacturing projects. While many of our contracts include advance customer deposits and progress billings, some international contracts provide for substantial portions of funding under confirmed letters of credit upon delivery of the products.

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

Cash flows

	For the Six Months Ended
	August 4, 2012	July 30, 2011
(Dollars in thousands)
Net cash (used in) provided by operating activities	$(48,559)	$56,123
Net cash used in investing activities	(27,611)	(48,328)
Net cash provided by (used in) financing activities	76,882	(7,609)

As of August 4, 2012, our cash and cash equivalent balance was $5.2 million. The level of cash and cash equivalents is impacted by the timing of cash receipts, disbursements and borrowings and payments under our revolving credit facility.

For the six months ended August 4, 2012, cash used in operating activities was $48.6 million compared to cash provided by operating activities of $56.1 million for the same period of Fiscal 2011, a decrease of $104.7 million.  While net earnings increased $12.7 million in the first six months of Fiscal 2012 over the first six months of Fiscal 2011, the decrease in cash flow from operating activities was largely attributable to decreased cash flow due to (i) the timing of completing, billing and collecting on projects for accounts receivable and recoverable costs and accrued profits not yet billed and (ii) the slowdown in new customer orders impacting customer deposits, which in the aggregate amounted to $58.4 million between the two periods. Further, decreases in accounts payable and accrued payroll and incentives required increased cash use of $102.0 million when comparing these two periods. The decrease in accrued payroll and incentives related to the timing of payroll cycles and the payment of Fiscal 2011 bonuses, while the decrease in accounts payable reflected a decrease in our order rate, as well as the timing of placing orders and making payments. Given the substantial increase in our business experienced in Fiscal 2011, inventory purchases increased significantly; however, with the slow-down we are beginning to experience, inventory purchases have decreased in the first six months of Fiscal 2012 over the first six months of Fiscal 2011 and required $44.4 million less cash between these two periods.

Net cash used in investing activities decreased by $20.7 million for the six months ended August 4, 2012 compared to the same period in Fiscal 2011. The overall decrease resulted from less cash flow attributable to acquisitions in Fiscal 2012 of $7.3 million and decreased capital expenditures and additions to rental equipment in the aggregate for Fiscal 2012 of $13.4 million.

Net cash provided by financing activities increased by $84.5 million for the six months ended August 4, 2012 compared to the same period in Fiscal 2011. Borrowings under our revolving credit facility and short-term notes payable increased $96.4 million to fund portions of our operating and investing activities, as well as distributions to our unitholders. We financed the purchase of the U.S. properties of Crown with debt to an affiliate of $12.5 million.  Distributions to our unitholders increased $28.6 million, with $10.6 million of this increase attributable to higher net earnings and the remaining $18.0 million representing the first distribution to our unitholders other than for taxes.   The payment of future distributions to our unitholders other than for taxes is at the discretion of the Company’s Board of Directors and will be dependent upon the Company’s results of operations, financial condition, capital requirements and other factors deemed relevant by the Company’s Board of Directors.

Financing Sources

On July 11, 2012, we exercised $75 million of the $125 million accordion feature in the Third Amended and Restated Credit Agreement (the “Credit Agreement”) to provide flexibility as we evaluate business and strategic opportunities, as well as to address our liquidity needs. As a result, the Credit Agreement as expanded provides for a $325 million asset-based revolving credit facility, which is expandable by an additional $50 million accordion, is secured by substantially all accounts receivable, inventory and property, plant and equipment of the Company and expires on December 23, 2016.  Borrowings bear interest based on a pricing grid that is determined by the available borrowing capacity under the revolving credit facility and the interest rate selected:  LIBOR plus a margin ranging from 1.75% to 2.25% per annum or Prime Rate plus a margin ranging from 0.75% to 1.25%.  These ranges may be further reduced by 0.25% (25 basis points) based on our leverage ratios, as specified in the Credit Agreement.

Based on the outstanding borrowings, letters of credit issued and the terms of the asset-based revolving credit facility, our available borrowing capacity was approximately $106.0 million at August 4, 2012. As required by the terms of the revolving credit facility, our available borrowing capacity is required to be reduced by the principal amount of senior notes outstanding plus $25 million in the event the senior notes are not repaid by the date which is 60 days prior to their stated maturity of July 2014 or the maturity of the senior notes is not otherwise extended to at least 90 days beyond the maturity of the revolving credit facility.

In June 2006, we issued $150.0 million in principal amount of 10% Senior Notes due 2014. The senior notes are unsecured and are guaranteed on an unsecured basis by our domestic restricted subsidiaries. The senior notes mature on July 15, 2014, and interest is payable semi-annually on January 15 and July 15.

Borrowings under our revolving credit facility and our senior notes were as follows:

	As of
	August 4, 2012	January 31, 2012
(Dollars in thousands)
Revolving credit facility	$177,326	$86,772
Unsecured senior notes	150,000	150,000
Total	$327,326	$236,772

The revolving credit facility and the senior notes contain financial and operating covenants with which we must comply during the terms of the agreements.  These covenants include the maintenance of certain financial ratios, restrictions related to the incurrence of certain indebtedness and investments, and prohibition of the creation of certain liens.  We were in compliance with all covenants as of August 4, 2012.  The financial covenant for the revolving credit facility requires that we maintain a fixed charge coverage ratio, as defined in the agreement, of at least 1.1 to 1.0; however, this covenant does not take effect until our available borrowing capacity is $36.0 million or less.  The covenants in the senior notes indenture requires that, if we were to incur additional indebtedness, pay dividends or make certain other restricted payments (in each case, subject to various exceptions set forth in the indenture), after giving effect to the incurrence of such additional indebtedness, we have a fixed charge coverage ratio, as described in the indenture, of at least 2.5 to 1.0.

Our estimated capital expenditures for Fiscal 2012 are not anticipated to exceed $30.0 million, with up to $12.0 million of this amount available for additions to our rental fleet.  This estimate excludes the impact of the U.S. Crown property acquisitions and future acquisitions, if any.

Recent Developments

We are winding down our operations in Venezuela due to the continued difficult economic and political environment experienced in this country. Our Venezuelan subsidiary’s revenues have represented 0.15%, 0.34% and 2.29% of our consolidated revenues for Fiscal Years 2011, 2010 and 2009, respectively.  During this same period, its total assets have decreased, given the working capital intensive nature of our business, from $3.8 million as of January 31, 2010, to $0.8 million as of August 4, 2012.  It is expected that we will be able to continue to service and sell to Venezuela through our Colombian subsidiary.  While we are not legally dissolving or selling this entity, nor its assets or liabilities, it is anticipated that as early as the third quarter of Fiscal 2012, we will have a substantial liquidation of its assets and liabilities.  At such time that our Venezuelan subsidiary is substantially liquidated, we will be required to recognize the cumulative currency translation adjustment loss of $3.2 million related to our Venezuelan subsidiary, which is currently recorded as a component of accumulated other comprehensive income in our balance sheets, as a non-cash foreign currency exchange loss, a component of other expense (income), net in our statements of operations.

Item 3.  Quantitative and Qualitative Disclosures Regarding Market Risk

Foreign Exchange Risk

Our international subsidiaries in Colombia and Venezuela transact most of their business in their respective local currencies, while our Canadian subsidiary conducts its business in both Canadian and U.S. dollars. Revenues generated by our Canadian, Colombian and Venezuelan subsidiaries comprised 4.5%, 2.4% and 0.0%, respectively, of our total revenue during the six months ended August 4, 2012. Our results of operations were not significantly impacted by changes in currency exchange rates.

A 10% depreciation of the Canadian dollar with respect to the U.S. dollar would have caused our Canadian subsidiary’s assets and sales as of and for the six months ended August 4, 2012 to decrease in U.S. dollar terms by approximately $2.7 million and $3.2 million, respectively. A 10% depreciation of the Colombian peso with respect to the U.S. dollar would have caused our Colombian subsidiary’s assets and sales as of and for the six months ended August 4, 2012 to decrease in U.S. dollar terms by approximately $2.1 million and $1.5 million, respectively.

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

At January 31, 2011, we evaluated the rate at which we remeasure our Venezuelan subsidiary and concluded that based on the continued slow-down of the Venezuelan economy and resultant constraints presently impacting the banking environment and associated limitations therein, that the SITME rate of 5.30 Bolivars per U.S. dollar was a more appropriate remeasurement rate. The result of this change in remeasurement rate did not have a material impact to our financial statements. During the six months ended August 4, 2012 and July 30, 2011, the SITME rate and official rate did not fluctuate significantly. As a result, the effect of remeasuring our Venezuelan subsidiary was insignificant.

Interest Rate Risk

We use variable-rate debt under our revolving credit facility to finance certain of our operations and capital expenditures.  Assuming the entire $325.0 million revolving credit facility was drawn, each quarter point change in interest rates would result in a $0.8 million change in annual interest expense.

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

Changes in Internal Control over Financial Reporting

Management, including our CEO and CFO, evaluated the changes in our internal control over financial reporting during the quarter ended August 4, 2012. We determined that there were no changes in our internal control over financial reporting during the quarter ended August 4, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We are also a defendant in a number of lawsuits relating to matters normally incident to our business. No individual case, or group of cases presenting substantially similar issues of law or fact, is expected to have a material effect on the manner in which we conduct our business or on our consolidated results of operations, financial position or liquidity. We maintain certain insurance policies that provide coverage for product liability and personal injury cases. These insurance policies are subject to a self-insured retention for which we are responsible, which is generally $0.5 million for newer cases and $1.0 million for cases initiated before Fiscal 2009. We have established reserves that we believe to be adequate based on current evaluations and our experience in these types of claim situations. Nevertheless, an unexpected outcome or adverse development in any such case could have a material adverse impact on our consolidated results of operations in the period in which it occurs.

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

Item 2.  Unregistered Sale of Equity Securities and Use of Proceeds

Not applicable.

Item 3.  Defaults Upon Senior Securities

Not applicable.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

Not applicable.

Item 6.  Exhibits

10.1

Third Supplemental Indenture, dated as of March 26, 2012, among Stewart & Stevenson LLC, Stewart Stevenson Acquisition LLC and Wells Fargo Bank National Association, to Indenture dated as of July 6, 2006.

10.2

First Amendment to Third Amended and Restated Credit Agreement and First Amendment to US Security Agreement, dated as of March 14, 2012, by and among Stewart & Stevenson LLC, Stewart & Stevenson Distributor Holdings LLC, Stewart & Stevenson Power Products LLC, Stewart & Stevenson Petroleum Services LLC, Stewart & Stevenson Funding Corp., Stewart & Stevenson Material Handling LLC, Stewart & Stevenson Manufacturing Technologies LLC, EMDSI-Hunt Power, LLC, as US Borrowers, Stewart & Stevenson Canada Inc. as a Canadian Borrower, the lenders party thereto, JPMorgan Chase Bank, N.A. as Administrative Agent and as U.S. Collateral Agent, JPMorgan Chase Bank, N.A. Toronto Branch as Canadian Administrative Agent and as Canadian Collateral Agent and JPMorgan Chase Bank, N.A., as Export-Related Lender.

10.3

Second Amendment to Third Amended and Restated Credit Agreement, dated as of June 29, 2012, by and among Stewart & Stevenson LLC, Stewart & Stevenson Distributor Holdings LLC, Stewart & Stevenson Power Products LLC, Stewart & Stevenson Petroleum Services LLC, Stewart & Stevenson Funding Corp., Stewart & Stevenson Material Handling LLC, Stewart & Stevenson Manufacturing Technologies LLC, EMDSI-Hunt Power, LLC, as US Borrowers, Stewart & Stevenson Canada Inc. as a Canadian Borrower, the lenders party thereto, JPMorgan Chase Bank, N.A. as Administrative Agent and as U.S. Collateral Agent, JPMorgan Chase Bank, N.A. Toronto Branch as Canadian Administrative Agent and as Canadian Collateral Agent and JPMorgan Chase Bank, N.A., as Export-Related Lender.

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

*101

The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended August 4, 2012, formatted in Extensible Business Reporting Language (XBRL), include: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows and (v) related notes.

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

September 14, 2012