Form 10-Q
period 2012-11-03
Stewart & Stevenson LLC
filed 2012-12-14
CIK 1381455

United States Securities and Exchange Commission

Washington, D.C.  20549

FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended November 3, 2012

or

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

There is no market for the registrant’s equity.  As of November 3, 2012, there were 56,179,272 common units outstanding.

* The registrant is currently not required to file reports, including this report, pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 but is voluntarily filing this report with the Securities and Exchange Commission.

STEWART & STEVENSON LLC AND SUBSIDIARIES

PART I.  Financial Information

Item 1.  Financial Statements

Stewart & Stevenson LLC and Subsidiaries

Condensed Consolidated Balance Sheets

	As of
	November 3, 2012	January 31, 2012
(Dollars in thousands)	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$4,300	$4,211
Restricted cash	-	5,000
Accounts receivable, net	135,860	116,144
Recoverable costs and accrued profits not yet billed	45,490	75,966
Inventories	450,714	438,550
Other current assets	4,869	5,714
Total current assets	641,233	645,585

Property, plant and equipment, net	115,148	94,624
Goodwill and intangibles, net	21,315	22,864
Deferred financing costs and other assets	4,587	4,928
Total assets	$782,283	$768,001

Liabilities and shareholders’ equity
Current liabilities:
Bank notes payable	$6,412	$6,948
Accounts payable	84,274	143,493
Accrued payrolls and incentives	14,113	30,723
Billings in excess of incurred costs	6,597	1,734
Customer deposits	69,475	85,579
Other current liabilities	50,328	41,752
Total current liabilities	231,199	310,229

Long-term debt	290,700	236,772
Long-term debt to affiliate	12,510	-
Other long-term liabilities	-	8
Total liabilities	534,409	547,009

Commitments and contingencies
Shareholders’ equity:
Common units, 56,179,272 issued and outstanding	76,247	76,101
Accumulated other comprehensive income	8,350	5,236
Retained earnings	163,277	139,655
Total shareholders’ equity	247,874	220,992
Total liabilities and shareholders’ equity	$782,283	$768,001

See accompanying Notes to Condensed Consolidated Financial Statements

Stewart & Stevenson LLC and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	November 3, 2012	October 29, 2011	November 3, 2012	October 29, 2011
(Dollars and units in thousands)
Sales	$281,843	$351,333	$957,864	$936,145
Cost of sales	228,107	279,568	773,278	753,997
Gross profit	53,736	71,765	184,586	182,148

Selling and administrative expenses	31,584	33,990	105,130	101,773
Other expense, net	3,283	154	3,641	431
Operating profit	18,869	37,621	75,815	79,944

Interest expense, net	5,585	4,994	16,896	14,694
Earnings before income taxes	13,284	32,627	58,919	65,250

Income tax expense	416	945	1,554	1,763
Net earnings	$12,868	$31,682	$57,365	$63,487

Weighted average units outstanding:
Basic	56,179	56,179	56,179	56,112
Diluted	56,179	56,179	56,179	56,112

Net earnings per common unit:
Basic	$0.23	$0.56	$1.02	$1.13
Diluted	$0.23	$0.56	$1.02	$1.13

See accompanying Notes to Condensed Consolidated Financial Statements

Stewart & Stevenson LLC and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	November 3, 2012	October 29, 2011	November 3, 2012	October 29, 2011
(Dollars in thousands)
Net earnings	$12,868	$31,682	$57,365	$63,487
Currency translation adjustments	3,034	(1,182)	3,114	85
Comprehensive income	$15,902	$30,500	$60,479	$63,572

See accompanying Notes to Condensed Consolidated Financial Statements

Stewart & Stevenson LLC and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended
	November 3, 2012	October 29, 2011
(Dollars in thousands)
Operating activities
Net earnings	$57,365	$63,487
Adjustments to reconcile net earnings to net cash (used in) provided by operating activities:
Amortization of deferred financing costs	1,144	1,228
Depreciation and amortization	14,412	13,779
Share-based compensation expense	147	1,980
Non-cash foreign exchange losses (gains)	3,098	(291)
Change in operating assets and liabilities net of the effect of acquisitions:
Accounts receivable, net	(19,664)	(31,275)
Recoverable costs and accrued profits not yet billed	30,495	30,499
Inventories	(12,094)	(98,385)
Accounts payable	(59,262)	41,898
Accrued payrolls and incentives	(16,611)	4,643
Billings in excess of incurred costs	4,843	(1,598)
Customer deposits	(16,116)	16,860
Other current assets and liabilities	8,960	(1,520)
Other, net	546	1,230
Net cash (used in) provided by operating activities	(2,737)	42,535

Investing activities
Capital expenditures	(5,566)	(6,271)
Additions to rental equipment	(11,618)	(23,987)
Acquisitions of properties	(16,153)	-
Acquisitions, net of cash acquired	-	(23,500)
Proceeds from the sale of property, plant and equipment, net	5	-
Net cash used in investing activities	(33,332)	(53,758)

Financing activities
Change in short-term notes payable	(516)	1,208
Deferred financing costs	(1,137)	-
Decrease in restricted cash	5,000	-
Long-term debt to affiliate	12,510	-
Change in long-term revolving loans	53,928	21,566
Distributions to unitholders	(18,000)	-
Distributions to unitholders for tax obligations	(15,743)	(10,428)
Net cash provided by financing activities	36,042	12,346

Effect of exchange rate on cash	116	(101)

Increase in cash and cash equivalents	89	1,022
Cash and cash equivalents, beginning of fiscal period	4,211	9,168
Cash and cash equivalents, end of fiscal period	$4,300	$10,190

Cash paid for:
Interest	$11,378	$9,310
Income taxes	$3,329	$2,175

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

Note 2. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with Rule 10-01 of Regulation S-X for interim financial statements and do not include all information and footnotes required by United States (“U.S.”) generally accepted accounting principles (“GAAP”) for complete financial statements. However, the information furnished herein reflects all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. The results of operations for the three and nine months ended November 3, 2012 are not necessarily indicative of the results that will be realized for the fiscal year ending January 31, 2013. These condensed consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K and the notes thereto for the year ended January 31, 2012.

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

Fiscal Year: Our fiscal year begins on February 1 of the year stated and ends on January 31 of the following year. For example, our “Fiscal 2012” began on February 1, 2012 and will end on January 31, 2013. We report results on the fiscal quarter method with each quarter comprising approximately 13 weeks. The third quarter of Fiscal 2012 began on August 5, 2012 and ended on November 3, 2012. We refer to this period as “the three months ended” or “the nine months ended” November 3, 2012.

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

Also on February 1, 2012, we adopted ASU No. 2011-04, “Fair Value Measurement.” This new guidance amends current fair value measurement and disclosure guidance to include increased transparency around valuation inputs and investment categorization. Our adoption of the new guidance did not impact our consolidated financial position, results of operations or cash flows, although it did require additional fair value disclosures.

In July 2012, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2012-02, “Intangibles – Goodwill and Other (Topic 350) (“ASU No. 2012-02”). This accounting update allows companies the option to make a qualitative evaluation of long-lived intangible assets for possible impairment, similar to that allowed by ASU No. 2011-08 for goodwill. The quantitative assessment will only be required when it is more likely than not that a long-lived intangible asset is impaired. The amendment is effective for interim and annual impairment testing performed for fiscal years beginning after September 15, 2012, however early adoption is permitted. We may apply this update in conjunction with our Fiscal 2012 annual impairment evaluation performed in the fourth quarter.

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

Stewart & Stevenson LLC and Subsidiaries

Notes to Condensed Consolidated Financial Statements – continued

(Unaudited)

Intra-segment revenues and costs are eliminated, and operating profit (loss) represents earnings (loss) before interest and income taxes. Operating results by segment were as follows:

	For the Three Months Ended		For the Nine Months Ended
	November 3, 2012	October 29, 2011	November 3, 2012	October 29, 2011
(Dollars in thousands)
Manufacturing segment
Equipment	$103,561	$150,490	$373,005	$388,970
Parts and service	6,571	6,560	17,766	17,308
Total manufacturing sales	$110,132	$157,050	$390,771	$406,278

Distribution segment
Equipment	$67,009	$95,817	$253,752	$248,013
Parts and service	90,563	88,483	278,714	257,216
Rentals	14,139	9,983	34,627	24,638
Total distribution sales	$171,711	$194,283	$567,093	$529,867

Total sales	$281,843	$351,333	$957,864	$936,145

Operating profit (loss)
Manufacturing	$21,163	$31,592	$75,282	$76,663
Distribution	7,503	18,179	35,952	41,978
Corporate and shared services	(9,797)	(12,150)	(35,419)	(38,697)
Total operating profit	$18,869	$37,621	$75,815	$79,944

Operating profit percentage
Manufacturing	19.2%	20.1%	19.3%	18.9%
Distribution	4.4%	9.4%	6.3%	7.9%
Consolidated	6.7%	10.7%	7.9%	8.5%

Note 4. Long-Term Debt

	As of
	November 3, 2012	January 31, 2012
(Dollars in thousands)
Bank notes payable	$6,412	$6,948
Long-term debt to affiliate	12,510	-
Revolving credit facility	140,700	86,772
Unsecured senior notes	150,000	150,000
Total	309,622	243,720
Less: current portion of debt	(6,412)	(6,948)
Long-term debt	$303,210	$236,772

Stewart & Stevenson LLC and Subsidiaries

Notes to Condensed Consolidated Financial Statements – continued

(Unaudited)

Bank Notes Payable: Bank notes payable includes certain short-term secured loans relating to our South American operations, a floor plan financing agreement and certain equipment loans. During the second quarter of Fiscal 2012, we entered into a new floor plan agreement with a new lender to finance the operations of one of our subsidiaries. The new agreement currently provides for a $6.0 million wholesale floor plan facility, bears interest at Prime Rate less a margin of 0.5%, is secured by the inventory and equipment the facility finances and their related proceeds and may be canceled by the lender or us at any time. The restricted cash on our balance sheet at January 31, 2012 represented collateral securing the old floor plan financing agreement that was not required by the terms of the new agreement.

Long-term Debt to Affiliate:  Our long-term debt to affiliate relates to our March 2012 acquisition of the U.S. properties of Crown, which we had previously leased. This debt matures in ten years, bears interest at 5.0% per annum and requires quarterly interest payments which began in June 2012 and quarterly principal payments of $0.4 million beginning in June 2017, with the principal balance of $5.4 million, along with accrued interest thereon, due in March 2022.

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

Borrowings under the revolving credit facility bear interest at a weighted average interest rate of 2.0% as of November 3, 2012. Commitment fees are charged for the undrawn portion of the revolving credit facility based on the usage of the revolving credit facility with 0.50% per annum being charged for usage less than or equal to 35% ($113.8 million) and 0.375% per annum being charged for usage greater than 35%. Interest payments are due monthly, or as LIBOR contracts expire. The revolving credit facility also has a $50.0 million sub-facility which may be used for letters of credit. The Credit Agreement limits available borrowings to certain percentages of our assets. As of November 3, 2012, there were $11.1 million of letters of credit outstanding. Based on the outstanding borrowings, letters of credit issued and the terms of the asset-based revolving credit facility, our available borrowing capacity was approximately $148.4 million at November 3, 2012. As required by the terms of the revolving credit facility, our available borrowing capacity is required to be reduced by the principal amount of senior notes outstanding plus $25 million in the event the senior notes are not repaid by the date which is 60 days prior to their stated maturity of July 2014 or the maturity of the senior notes is not otherwise extended to at least 90 days beyond the maturity of the revolving credit facility.

Unsecured Senior Notes: The $150.0 million of unsecured senior notes bear interest at 10% per annum and mature in July 2014.

The revolving credit facility and the senior notes contain financial and operating covenants with which we must comply during the terms of the agreements. These covenants include the maintenance of certain financial ratios, restrictions related to the incurrence of certain indebtedness and investments, and prohibition of the creation of certain liens. We were in compliance with all covenants as of November 3, 2012. The financial covenant for the revolving credit facility requires that we maintain a fixed charge coverage ratio, as defined in the agreement, of at least 1.1 to 1.0; however, this covenant does not take effect until our available borrowing capacity is $36.0 million or less. The financial covenant for the senior notes requires that, were we to incur additional indebtedness, pay dividends or make certain other restricted payments (in each case, subject to various exceptions set forth in the indenture), after giving effect to the incurrence of such additional indebtedness, we have a consolidated coverage ratio, as defined in the indenture, of at least 2.5 to 1.0.

During the nine months ended November 3, 2012, we incurred $1.0 million of capitalized legal and financing costs associated with the revolving credit facility. As of November 3, 2012, $4.1 million of capitalized legal and financing costs, net are recorded in deferred financing costs and other in our consolidated balance sheet.

Our bank notes payable and revolving credit facility have interest rates which are tied to current market rates, and thus, their fair values approximate their recorded amounts. The estimated fair value of our senior notes was determined from information obtained from third party pricing sources, including broker quotes (Level 2 inputs). At November 3, 2012, our senior notes with a carrying value of $150.0 million had a fair value of $150.4 million.

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

Condensed Consolidating Balance Sheets

	As of November 3, 2012
	(Unaudited)
	Guarantor Entities	Non-Guarantor Entities	Eliminations	Consolidated Totals
(Dollars in thousands)
Current assets	$585,015	$56,218	$-	$641,233
Property, plant and equipment, net	112,281	2,867	-	115,148
Other assets	7,292	3,560	15,050	25,902
Total assets	$704,588	$62,645	$15,050	$782,283

Current liabilities	$199,514	$31,685	$-	$231,199
Intercompany (receivables) payables	(46,010)	46,010	-	-
Long-term liabilities	303,210	-	-	303,210
Shareholders’ equity (deficit)	247,874	(15,050)	15,050	247,874
Total liabilities and shareholders’ equity	$704,588	$62,645	$15,050	$782,283

	As of January 31, 2012
	Guarantor Entities	Non-Guarantor Entities	Eliminations	Consolidated Totals
(Dollars in thousands)
Current assets	$577,929	$67,656	$-	$645,585
Property, plant and equipment, net	92,193	2,431	-	94,624
Other assets	16,229	3,946	7,617	27,792
Total assets	$686,351	$74,033	$7,617	$768,001

Current liabilities	$273,111	$37,118	$-	$310,229
Intercompany (receivables) payables	(44,523)	44,523	-	-
Long-term liabilities	236,771	9	-	236,780
Shareholders’ equity (deficit)	220,992	(7,617)	7,617	220,992
Total liabilities and shareholders’ equity	$686,351	$74,033	$7,617	$768,001

Stewart & Stevenson LLC and Subsidiaries

Notes to Condensed Consolidated Financial Statements – continued

(Unaudited)

Condensed Consolidating Statements of Operations

(Unaudited)

	For the Three Months Ended November 3, 2012
	Guarantor Entities	Non-Guarantor Entities	Eliminations	Consolidated Totals
(Dollars in thousands)
Sales	$245,872	$35,971	$-	$281,843
Cost of sales	196,278	31,829	-	228,107
Gross profit	49,594	4,142	-	53,736

Selling and administrative expenses	27,854	3,730	-	31,584
Equity in loss of subsidiaries	3,575	-	(3,575)	-
Other (income) expense, net	(168)	3,451	-	3,283
Operating profit (loss)	18,333	(3,039)	3,575	18,869

Interest expense, net	4,961	624	-	5,585
Earnings (loss) before income taxes	13,372	(3,663)	3,575	13,284
Income tax expense (benefit)	504	(88)	-	416
Net earnings (loss)	$12,868	$(3,575)	$3,575	$12,868
Currency translation adjustments	-	3,034	-	3,034
Comprehensive income (loss)	$12,868	$(541)	$3,575	$15,902

	For the Three Months Ended October 29, 2011
	Guarantor Entities	Non-Guarantor Entities	Eliminations	Consolidated Totals
(Dollars in thousands)
Sales	$312,995	$38,338	$-	$351,333
Cost of sales	249,756	29,812	-	279,568
Gross profit	63,239	8,526	-	71,765

Selling and administrative expenses	29,920	4,070	-	33,990
Equity in earnings of subsidiaries	(3,293)	-	3,293	-
Other expense, net	146	8	-	154
Operating profit	36,466	4,448	(3,293)	37,621

Interest expense, net	4,183	811	-	4,994
Earnings before income taxes	32,283	3,637	(3,293)	32,627
Income tax expense	601	344	-	945
Net earnings	$31,682	$3,293	$(3,293)	$31,682
Currency translation adjustments	-	(1,182)	-	(1,182)
Comprehensive income	$31,682	$2,111	$(3,293)	$30,500

Stewart & Stevenson LLC and Subsidiaries

Notes to Condensed Consolidated Financial Statements – continued

(Unaudited)

Condensed Consolidating Statements of Operations, continued

(Unaudited)

	For the Nine Months Ended November 3, 2012
	Guarantor Entities	Non-Guarantor Entities	Eliminations	Consolidated Totals
(Dollars in thousands)
Sales	$859,206	$98,658	$-	$957,864
Cost of sales	688,250	85,028	-	773,278
Gross profit	170,956	13,630	-	184,586

Selling and administrative expenses	93,116	12,014	-	105,130
Equity in loss of subsidiaries	4,214	-	(4,214)	-
Other (income) expense, net	(94)	3,735	-	3,641
Operating profit (loss)	73,720	(2,119)	4,214	75,815

Interest expense, net	14,609	2,287	-	16,896
Earnings (loss) before income taxes	59,111	(4,406)	4,214	58,919
Income tax expense (benefit)	1,746	(192)	-	1,554
Net earnings (loss)	$57,365	$(4,214)	$4,214	$57,365
Currency translation adjustments	4,981	(1,867)	-	3,114
Comprehensive income (loss)	$62,346	$(6,081)	$4,214	$60,479

	For the Nine Months Ended October 29, 2011
	Guarantor Entities	Non-Guarantor Entities	Eliminations	Consolidated Totals
(Dollars in thousands)
Sales	$837,227	$98,918	$-	$936,145
Cost of sales	677,705	76,292	-	753,997
Gross profit	159,522	22,626	-	182,148

Selling and administrative expenses	90,152	11,621	-	101,773
Equity in earnings of subsidiaries	(7,899)	-	7,899	-
Other (income) expense, net	(79)	510	-	431
Operating profit	77,348	10,495	(7,899)	79,944

Interest expense, net	12,335	2,359	-	14,694
Earnings before income taxes	65,013	8,136	(7,899)	65,250
Income tax expense	1,526	237	-	1,763
Net earnings	$63,487	$7,899	$(7,899)	$63,487
Currency translation adjustments	-	85	-	85
Comprehensive income	$63,487	$7,984	$(7,899)	$63,572

Stewart & Stevenson LLC and Subsidiaries

Notes to Condensed Consolidated Financial Statements – continued

(Unaudited)

Condensed Consolidating Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended November 3, 2012
	Guarantor Entities	Non-Guarantor Entities	Eliminations	Consolidated Totals
(Dollars in thousands)
Net cash provided by (used in):
Operating activities
Net earnings (loss)	$57,365	$(4,214)	$4,214	$57,365
Equity in loss of subsidiaries	4,214	-	(4,214)	-
Other adjustments	(72,120)	12,018	-	(60,102)
Operating activities	(10,541)	7,804	-	(2,737)
Investing activities	(32,141)	(1,191)	-	(33,332)
Financing activities	37,840	(1,798)	-	36,042
Effect of exchange rate on cash	5,216	(5,100)	-	116
Net increase (decrease) in cash	374	(285)	-	89
Cash at the beginning of the period	1,066	3,145	-	4,211
Cash at the end of the period	$1,440	$2,860	$-	$4,300

	For the Nine Months Ended October 29, 2011
	Guarantor Entities	Non-Guarantor Entities	Eliminations	Consolidated Totals
(Dollars in thousands)
Net cash provided by (used in):
Operating activities
Net earnings	$63,487	$7,899	$(7,899)	$63,487
Equity in earnings of subsidiaries	(7,899)	-	7,899	-
Other adjustments	(24,369)	3,417	-	(20,952)
Operating activities	31,219	11,316	-	42,535
Investing activities	(53,318)	(440)	-	(53,758)
Financing activities	20,463	(8,117)	-	12,346
Effect of exchange rate on cash	-	(101)	-	(101)
Net (decrease) increase in cash	(1,636)	2,658	-	1,022
Cash at the beginning of the period	2,273	6,895	-	9,168
Cash at the end of the period	$637	$9,553	$-	$10,190

In the nine months ended November 3, 2012, the financial statements of the Guarantor Entities include $4.9 million of other comprehensive income and the financial statements of the Non-Guarantor entities contain $4.9 million of other comprehensive loss related to currency translation adjustments recorded in the current year to properly account for an intercompany transaction not correctly translated in prior periods.

Stewart & Stevenson LLC and Subsidiaries

Notes to Condensed Consolidated Financial Statements – continued

(Unaudited)

Note 5. Significant Balance Sheet Accounts

Allowance for Doubtful Accounts:  Activity in the allowance for doubtful accounts was as follows:

	For the Three Months Ended		For the Nine Months Ended
	November 3, 2012	October 29, 2011	November 3, 2012	October 29, 2011
(Dollars in thousands)
Allowance for doubtful accounts at beginning of period	$2,725	$2,740	$2,616	$2,707
Additions (reductions) to reserves	173	(14)	592	504
Writeoffs against allowance for doubtful accounts	(129)	(80)	(519)	(599)
Collections of previously reserved items	22	19	102	53
Allowance for doubtful accounts at end of period	$2,791	$2,665	$2,791	$2,665

Inventories:  Summarized below are the components of inventories:

	As of
	November 3, 2012	January 31, 2012
(Dollars in thousands)
Inventory purchased under distributor agreements	$162,800	$174,131
Raw materials and spare parts	152,177	127,345
Work in process	128,985	135,555
Finished goods	6,752	1,519
Total inventories	$450,714	$438,550

Raw materials and spare parts include OEM equipment and components used in the manufacturing segment. Included in work in process are seven drilling rigs that are substantially complete and ready for customer orders. Finished goods include manufactured equipment that is essentially complete. The inventory balances above are net of inventory valuation allowances totaling $41.6 million and $40.6 million as of November 3, 2012 and January 31, 2012, respectively.

Property, Plant and Equipment, net:  Components of property, plant and equipment, net, were as follows:

	As of
	November 3, 2012	January 31, 2012
(Dollars in thousands)
Machinery and equipment	$35,457	$34,590
Buildings and leasehold improvements	47,458	32,655
Rental equipment	97,480	87,502
Computer hardware and software	5,841	5,570
Accumulated depreciation	(86,666)	(74,947)
Net depreciable assets	$99,570	$85,370
Construction in progress	4,662	1,085
Land	10,916	8,169
Property, plant and equipment, net	$115,148	$94,624

During the first quarter of Fiscal 2012, we acquired the U.S. properties of Crown that we had previously leased for approximately $12.6 million and an additional facility for $3.5 million.

Depreciation expense was $4.4 million and $12.8 million during the three and nine months ended November 3, 2012, respectively and $4.3 million and $12.0 million during the three and nine months ended October 29, 2011, respectively.

Stewart & Stevenson LLC and Subsidiaries

Notes to Condensed Consolidated Financial Statements – continued

(Unaudited)

Intangible Assets and Goodwill: Amounts allocated to intangible assets are amortized in a manner over which the expected benefits of those assets are realized pursuant to their estimated useful lives. Intangible asset values include the following:

		As of November 3, 2012
	Estimated Useful Life	Gross Carrying Value	Accumulated Amortization	Currency Translation	Net
(Dollars in thousands)
Non-current amortizable intangible assets:
Engineering drawings	2.5-10 Years	$6,346	$(5,672)	$189	$863
Distribution contracts	27 Years	5,997	(1,723)	-	4,274
Customer relationships	6-11 Years	9,489	(5,220)	652	4,921
Non-compete covenant	5 Years	1,420	(1,526)	106	-
Total		$23,252	$(14,141)	$947	$10,058

Indefinite-lived intangible assets:
Trademarks and tradename	-	7,078	-	378	7,456

Total		$30,330	$(14,141)	$1,325	$17,514

		As of January 31, 2012
	Estimated Useful Life	Gross Carrying Value	EMDSI Acquisition	Accumulated Amortization	Currency Translation	Net
(Dollars in thousands)
Non-current amortizable intangible assets:
Engineering drawings	2.5-10 Years	$6,346	$-	$(5,474)	$189	$1,061
Distribution contracts	27 Years	3,384	2,613	(1,240)	-	4,757
Customer relationships	6-11 Years	7,409	2,080	(4,360)	638	5,767
Non-compete covenant	5 Years	1,420	-	(1,500)	106	26
Total		$18,559	$4,693	$(12,574)	$933	$11,611

Indefinite-lived intangible assets:
Trademarks and tradename	-	6,316	762	-	374	7,452

Total		$24,875	$5,455	$(12,574)	$1,307	$19,063

Amortization expense was $0.5 million and $1.6 million during the three and nine months ended November 3, 2012, respectively and $0.6 million and $1.8 million during the three and nine months ended October 29, 2011, respectively.

Our goodwill balance of $3.8 million as of November 3, 2012 (relating entirely to the distribution segment) remains unchanged since January 31, 2012.

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

A summary of activity for accrued warranty costs, recorded in other current liabilities on the consolidated balance sheets, for the periods ended November 3, 2012 and October 29, 2011, was as follows:

	For the Three Months Ended		For the Nine Months Ended
	November 3, 2012	October 29, 2011	November 3, 2012	October 29, 2011
(Dollars in thousands)
Accrued warranty costs at beginning of period	$12,070	$9,518	$10,686	$9,110
Payments for warranty obligations	(2,523)	(1,010)	(6,013)	(3,338)
Warranty accrual	2,392	1,862	7,266	4,598
Accrued warranty costs at end of period	$11,939	$10,370	$11,939	$10,370

Other Current Liabilities:  Included in other current liabilities were $4.2 million and $5.8 million of accrued job costs as of November 3, 2012 and January 31, 2012, respectively. No other items comprise more than 5% of total current liabilities.

Accumulated Other Comprehensive Income: During the third quarter of Fiscal 2012, we completed the wind down of our operations in Venezuela. This decision resulted from the continued difficult economic and political environment experienced in this country. Our Venezuelan subsidiary’s revenues represented 0.15%, 0.34% and 2.29% of our consolidated revenues for Fiscal Years 2011, 2010 and 2009, respectively. It is expected that we will be able to continue to service and sell to Venezuela through our Colombian subsidiary. While we are not legally dissolving or selling this entity, nor its assets or liabilities, for accounting purposes there has been a substantial liquidation of its assets and liabilities. As a result, we recognized the cumulative currency translation adjustment loss of $3.3 million, which was previously recorded as a component of accumulated other comprehensive income in our balance sheets, during the third quarter of Fiscal 2012 as a non-cash foreign currency exchange loss, a component of other expense (income), net in our statements of operations.

Note 6. Equity and Share-Based Compensation

The Company has 56,179,272 common units issued and outstanding, which consist of both Common Units and Common B Units. Additionally, we have Common A Units, none of which are issued or outstanding. These three classes of Units have the same economic rights. The voting and transfer rights of the three classes differ in that the Common Units are entitled to one vote per Common Unit and upon transfer shall remain designated as Common Units. The Common A Units are entitled to ten votes per Common A Unit and upon transfer will be designated as Common Units. The Common B Units are entitled to ten votes per Common B Unit and upon transfer may be designated by the transferor as Common B Units, Common A Units or Common Units. The number of Common Units and Common B Units issued and outstanding was 27,747,927 and 28,431,345, respectively, as of each of November 3, 2012 and January 31, 2012.

Stewart & Stevenson LLC is a limited liability company, therefore, U.S. federal and certain state taxes are paid by the holders of our common units. As a limited liability company, the common unit holders’ liability is limited to the capital invested in the Company.

Stewart & Stevenson LLC and Subsidiaries

Notes to Condensed Consolidated Financial Statements – continued

(Unaudited)

Share-Based Compensation:  On September 5, 2007, our board of directors adopted the 2007 Incentive Compensation Plan (“Incentive Plan”). The Incentive Plan received the required approval of a majority of our unit holders and became effective on September 27, 2007. In connection with the adoption and approval of the Incentive Plan, the compensation committee of the board, which has the responsibility to administer the Incentive Plan, made certain grants of restricted units to our non-executive directors and certain members of our senior executive management. The grants to our four non-executive directors totaled 134,454 restricted units vesting in five (5) 26,891 unit tranches, with each such tranche vesting upon board service for a complete fiscal year. In addition, approximately 62,745 of the restricted units granted to three former directors were earned as part of their service to us with the balance of their grants being forfeited. The executive grants total 33,613 restricted units vesting in five (5) 6,723 unit tranches, with each tranche vesting upon employment for a complete fiscal year. In addition, approximately 11,204 of the restricted units granted to a former executive were earned before his resignation from the Company with the balance being forfeited. The executive grants are subject to the achievement of net pre-tax income growth in the relevant fiscal year that exceeds the median net pre-tax income growth of a peer group of companies consisting of Schlumberger, Ltd., National Oilwell Varco, Inc., Weatherford International Ltd. and Cameron International Corp. and are subject to acceleration in the case of an executive’s death or disability. This performance condition was met for Fiscal 2011, 2010 and 2007 and 6,723 units vested in each fiscal year; however, this performance condition was not met for Fiscal 2009 or Fiscal 2008 and those tranches were forfeited. All grants are subject to (i) the completion of an initial public equity offering and (ii) accelerated vesting upon a change-in-control of the company. No expense has been recognized for these grants because the contingent condition has not occurred and, as of November 3, 2012, diluted earnings per common unit excluded the approximately 228,571 contingent unvested restricted units related to these September 2007 grants.

On May 31, 2011, upon the recommendation of our chairman, approval of our compensation committee and pursuant to the Amended and Restated 2007 Incentive Compensation Plan, we made two grants of equity awards to our Chief Executive Officer. The first was a grant of 154,062 fully vested common units made on May 31, 2011. The second was options to purchase 112,045 common units, which grant was made on May 31, 2011. These options vested on the first anniversary of the date of the grant, subject to the achievement of a Board-approved Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) target for Fiscal 2011 of $122.0 million (our actual EBITDA was $138.8 million) and have an exercise price of $11.00.

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

In order to determine the fair value for the options to purchase 112,045 common units granted on May 31, 2011, we used the Black-Scholes option pricing model. The options have an exercise price of $11.00 per common unit and a ten-year contractual life. The following valuation assumptions were used: expected volatility (40.03%), risk-free interest rate (1.70%), expected term (4.55 years) and no expected dividends.

As there is no active market for our common units, we utilized comparisons to a peer group of companies for certain of our key valuation assumptions, including the expected volatility and expected term. The risk-free interest rate assumption is based upon observed interest rates reasonably appropriate for the term of the options. The dividend yield assumption is based on our history and expectation of dividend payouts. Utilizing these valuation assumptions, the fair value of these options was $3.92 per common unit, or $0.4 million of total fair value. As the service measure exceeded the performance measure, which was anticipated to be, and has been, met for Fiscal 2011, the fair value of $0.4 million was recognized as compensation expense ratably over the one year service requirement and approximately $0.3 million was recognized as compensation expense, recorded in selling and administrative expenses, in Fiscal 2011. Compensation expense of approximately $0.1 million was recognized during the first nine months of Fiscal 2012. Both the service and performance conditions for these options have been met and they are vested and exercisable in full.

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

Stewart & Stevenson LLC and Subsidiaries

Notes to Condensed Consolidated Financial Statements – continued

(Unaudited)

Note 7. Income Taxes

As a limited liability company, income is reported for federal and state income tax purposes (except for the Texas Margins tax and foreign taxes reported at the entity level) by our unit holders. During the three and nine months ended November 3, 2012, we recognized tax expense of $0.5 million and $1.7 million, respectively, of Texas Margins tax. During the three and nine months ended October 29, 2011, we recognized tax expense of $0.6 million and $1.5 million, respectively, of Texas Margins tax. During the three and nine months ended November 3, 2012, we recognized tax benefit of $0.1 million and $0.2 million, respectively, associated with foreign jurisdictions. During the three and nine months ended October 29, 2011, we recognized tax expense of $0.3 million and $0.2 million, respectively, associated with foreign jurisdictions.

Generally, we make quarterly distributions to our unit holders to fund their tax obligations. During the nine months ended November 3, 2012 and October 29, 2011, we made tax distributions of $15.7 million and $10.4 million, respectively, to our unit holders.

Note 8. Related Party Transactions

In Fiscal 2009, we received a $37.5 million equipment order from an affiliate that was negotiated at arms-length on terms that were consistent with market pricing for such equipment. Full payment for the order has been received but revenue recognition is deferred until the equipment is sold to a third party. In the second quarter of Fiscal 2011, we purchased a portion of this equipment from the affiliate for $7.4 million and subsequently sold it to a third party for $7.8 million. As a result of this sale to a third party, we recognized revenue and cost of sales, including acquisition cost paid to the affiliate of $0.4 million. As of November 3, 2012 and January 31, 2012, we held the remaining portion of the equipment in inventories in the amount $24.2 million for resale on behalf of our affiliate, and maintained $30.5 million of the payments received from the affiliate as customer deposits.

In March 2012, we acquired the U.S. properties of Crown for approximately $12.6 million. This acquisition was financed with the proceeds of a $12.5 million loan from an affiliate and is recorded on our balance sheet as long-term debt to affiliate. The loan matures in ten years, bears interest at 5.0% per year and requires quarterly interest payments which began in June 2012 and quarterly principal payments of $0.4 million beginning in June 2017, with the principal balance of $5.4 million, along with accrued interest thereon, due in March 2022. The annual interest expense for Fiscal 2012, which will be approximately $0.5 million, is being recognized ratably over the fiscal year and is recorded in interest expense, net in our statements of operations.

Also in March 2012, an affiliate acquired the Canada property of Crown from its owner. As a consequence of that acquisition, our lease from the prior owner was replaced by a lease from this affiliate. The lease terms and conditions remain unchanged, including annual rent payments of Canadian $0.8 million per year, except that the lease term is 10 years ending in March 2022 and rent escalates in accordance with changes in the U.S. consumer price index. The new lease provides us (i) an option to extend the term for two consecutive periods of five years each and (ii) a right of first refusal to purchase the property in the event the affiliate receives a third party bona fide offer to purchase the property. The annual rent payments for Fiscal 2012 will be approximately Canadian $0.7 million, are being recognized ratably over the fiscal year and are recorded in cost of sales and selling and administrative expenses in our statements of operations.

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

The unaudited pro forma condensed combined statements of operations for the nine months ended October 29, 2011 gives effect to the March 23, 2011 consummation of the EMDSI Acquisition as if the transaction occurred on February 1, 2011. The unaudited pro forma information is presented for illustration purposes only and is not necessarily indicative of results of operations which would have been reported had the transaction actually occurred on February 1, 2011.

	For the Nine Months Ended
	November 3, 2012	October 29, 2011
		(Pro Forma)
	(Unaudited)
(Dollars and units in thousands)
Sales	$957,864	$943,152
Net earnings	$57,365	$63,425
Weighted average units outstanding:
Basic	56,179	56,112
Diluted	56,179	56,112
Net earnings per common unit:
Basic	$1.02	$1.13
Diluted	$1.02	$1.13

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

We are experiencing a slow-down in demand for our well stimulation equipment resulting primarily from lower prices for gas and other commodities, which, in turn, have brought about lower capital expenditures by our customers. While this slow-down could continue through 2013, it provides increased opportunities for our company for the service and refurbishment of such equipment, which are more in demand during these slower periods. These developments have resulted in a progressive decrease in equipment sales in our manufacturing segment over the first nine months of Fiscal 2012 as compared to the same period of Fiscal 2011. In our distribution segment, equipment sales have decreased since the first quarter of Fiscal 2012 through the end of the third quarter of Fiscal 2012 as a result of lower demand from the oil and gas sector, as is impacting our manufacturing segment, and remain slightly up when comparing the nine month periods of Fiscal 2012 and 2011. During periods where our customers are lowering their capital expenditures, our parts and service business typically increases in our distribution segment, as it has through the Fiscal 2012 period when compared to the Fiscal 2011 period. In addition, we continue to have strong demand for our rental business. While there can be no assurances, based on the totality of the current environment, we anticipate manufacturing segment sales to continue to decrease over the short-term; however, over this period our distribution segment sales are anticipated to grow modestly and profitability is expected to improve. Approximately 68.9% and 67.7% of our revenues in the three and nine months ended November 3, 2012, respectively, and 81.6% and 80.5% of our revenues in the three and nine months ended October 29, 2011, respectively, came from customers in the oil and gas industry.

Non-oil and Gas Industries. We believe that many of the non-oil and gas industries we serve, particularly the commercial vehicle and material handling industries, provide us with opportunities to continue to grow our business.

Aftermarket Parts and Service Demand. We provide aftermarket parts and service and rental equipment to customers in the oil and gas, power generation, marine, mining, construction, commercial vehicle and material handling industries. Aftermarket parts and service sales generated approximately 34.8% and 31.2% of our revenues during the three and nine months ended November 3, 2012, respectively, and 29.8% and 31.9% of our revenues during the three and nine months ended October 29, 2011, respectively. We provide aftermarket parts and service for equipment manufactured by approximately 100 manufacturers, including products manufactured by us and our six key OEMs, and our aftermarket business provides us with a recurring revenue stream. Our rental products include generators, compressors and material handling equipment.

Backlog. Among the metrics we track to monitor demand in our business is equipment order backlog. We define backlog as unfilled equipment orders that consist of written purchase orders or signed contracts accompanied, if required by our credit policies, by credit support (typically down payments or letters of credit). As of November 3, 2012, our equipment order backlog was $231.0 million, compared to $452.6 million as of October 29, 2011. Our equipment order backlog continued to grow through the third quarter of Fiscal 2011. Since then, backlog began to fluctuate through the first quarter of Fiscal 2012 and steadily decline thereafter as underlying orders have been delivered and new equipment orders have decreased. The price of gas and other commodities has fluctuated during this time and our customers have slowed, and in some circumstances delayed, orders pending their evaluation of both the oil and gas markets and economic climate, as well as their own customer’s needs. We estimate that we will recognize approximately 55% of our November 3, 2012, equipment order backlog as revenue during the remainder of Fiscal 2012.

Backlog of $231.0 million as of November 3, 2012 included a $30.5 million equipment order received in Fiscal 2009 from an affiliate. Revenue recognition from this order is deferred until title to the equipment passes to a third party and all other revenue recognition criteria have been met. A deposit in the amount of $30.5 million is recorded as a customer deposit in our consolidated balance sheet. Included in inventories is $24.2 million in costs related to this order.

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

Presentation of historical financial information

Our fiscal year begins on February 1 of the stated year and ends on January 31 of the following year. For example, Fiscal 2012 began on February 1, 2012 and will end on January 31, 2013. We report results on the fiscal quarter method, with each quarter comprising approximately 13 weeks. The third quarter of Fiscal 2012 began on August 5, 2012 and ended on November 3, 2012. We refer to this period as “the three months ended” or “the nine months ended” November 3, 2012.

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

Also on February 1, 2012, we adopted ASU No. 2011-04, “Fair Value Measurement.” This new guidance amends current fair value measurement and disclosure guidance to include increased transparency around valuation inputs and investment categorization. Our adoption of the new guidance did not impact our consolidated financial position, results of operations or cash flows, although it did require additional fair value disclosures.

In July 2012, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2012-02, “Intangibles – Goodwill and Other (Topic 350) (“ASU No. 2012-02). This accounting update allows companies the option to make a qualitative evaluation of long-lived intangible assets for possible impairment, similar to that allowed by ASU No. 2011-08 for goodwill. The quantitative assessment will only be required when it is more likely than not that a long-lived intangible asset is impaired. The amendment is effective for interim and annual impairment testing performed for fiscal years beginning after September 15, 2012, however early adoption is permitted. We may apply this update in conjunction with our Fiscal 2012 annual impairment evaluation performed in the fourth quarter.

Current Quarterly Trends—Three Months Ended November 3, 2012 and August 4, 2012

The following table presents our sales and operating profit by segment on a trailing quarter basis as follows:

	For the Three Months Ended		Change
	November 3, 2012	August 4, 2012	$	%
(Dollars in thousands)
Sales
Manufacturing segment sales	$110,132	$120,740	$(10,608)	-8.8%
Distribution segment sales	171,711	180,867	(9,156)	-5.1%
Total sales	$281,843	$301,607	$(19,764)	-6.6%

Operating profit (loss)
Manufacturing	$21,163	$23,032	(1,869)	-8.1%
Distribution	7,503	11,416	(3,913)	-34.3%
Corporate and shared services	(9,797)	(11,876)	2,079	17.5%
Total operating profit	$18,869	$22,572	$(3,703)	-16.4%

Our sales for the three months ended November 3, 2012 decreased $19.8 million, or 6.6%, as compared to the three months ended August 4, 2012. Manufacturing segment sales decreased $10.6 million and distribution segment sales decreased $9.2 million. All product lines for our manufacturing segment, except seismic products, experienced decreases during this period, with well stimulation equipment sales representing the largest decrease. We attribute the decreased well stimulation equipment sales to the current oil and gas and economic environment and the uncertainty this creates for our customers’ capital spending programs, as reflected by the decrease in our equipment order backlog. Distribution segment equipment sales decreased in power generation, prime movers and transmissions, but were partially offset by equipment sales increases in engines, material handling and rail car movers. Many of our distribution segment customers are experiencing similar circumstances to those that are currently impacting our manufacturing segment.

Overall operating profit margin decreased to 6.7% for the three months ended November 3, 2012 from 7.5% for the three months ended August 4, 2012. Included in our operating profit for the three months ended November 3, 2012 is a $3.3 million non-cash foreign currency exchange loss, recorded in our distribution segment, related to the wind down of our operations in Venezuela, discussed elsewhere herein, and which represented the cumulative currency translation adjustment loss that was recorded as a component of accumulated comprehensive income in our balance sheets. Operating profit margin for our Fiscal 2012 third quarter on an adjusted basis without this foreign currency exchange loss would have been approximately 7.9%. The decrease in recognized operating profit margin is reflective of overall decreases in sales volume and lower distribution segment operating profit margins. The manufacturing segment operating profit margin was consistent with the trailing quarter, while the distribution segment operating profit margin decreased due to the foreign currency exchange loss. The distribution segment operating profit margin would have been flat on an adjusted basis without this foreign currency exchange loss. Selling and administrative expenses in our corporate and shared services segment decreased essentially as a result of lower legal and professional fees and salaries and wages. Our equipment order backlog decreased by $87.7 million, from $318.7 million as of August 4, 2012, to $231.0 million as of November 3, 2012, with well stimulation representing over 80% of this decrease.

Comparison of Results of Operations—Three Months Ended November 3, 2012 and October 29, 2011

Sales - For the three months ended November 3, 2012, our sales were $281.8 million, a decrease of $69.5 million, or 19.8%, compared to the same period of Fiscal 2011 sales of $351.3 million. The decrease in sales impacted both operating segments and was primarily attributable to an overall decrease in equipment sales to customers in the oil and gas industry, with decreased equipment sales for our well stimulation products representing substantially all of the decreased sales in our manufacturing segment. Decreased sales of power generation, transmissions and prime movers were partially offset by increased sales of engines and material handling equipment in our distribution segment. Parts and service sales and rental sales increased in the distribution segment.

A breakdown of sales for the periods is as follows:

	For the Three Months Ended		Change
	November 3, 2012	October 29, 2011	$	%
(Dollars in thousands)
Manufacturing segment
Equipment	$103,561	$150,490	$(46,929)	-31.2%
Parts and service	6,571	6,560	11	0.2%
Total manufacturing sales	$110,132	$157,050	$(46,918)	-29.9%

Distribution segment
Equipment	$67,009	$95,817	$(28,808)	-30.1%
Parts and service	90,563	88,483	2,080	2.4%
Rentals	14,139	9,983	4,156	41.6%
Total distribution sales	$171,711	$194,283	$(22,572)	-11.6%

Total sales	$281,843	$351,333	$(69,490)	-19.8%

Operating profit (loss)
Manufacturing	$21,163	$31,592	(10,429)	-33.0%
Distribution	7,503	18,179	(10,676)	-58.7%
Corporate and shared services	(9,797)	(12,150)	2,353	19.4%
Total operating profit	$18,869	$37,621	$(18,752)	-49.8%

Operating profit percentage
Manufacturing	19.2%	20.1%
Distribution	4.4%	9.4%
Consolidated	6.7%	10.7%

Manufacturing segment sales decreased by 29.9%, or $46.9 million, for the three months ended November 3, 2012 compared to the same period in Fiscal 2011. Equipment sales decreased by $46.9 million and parts and service sales remained flat. Equipment sales decreases in well stimulation equipment continued to generate the largest portion of the decrease. A breakdown of manufacturing segment equipment sales by product line is as follows:

	For the Three Months Ended		Change
	November 3, 2012	October 29, 2011	$	%
(Dollars in thousands)
Manufacturing equipment sales
Well stimulation	$84,867	$131,495	$(46,628)	-35.5%
Rigs	9,515	10,871	(1,356)	-12.5%
Seismic products	6,516	5,545	971	17.5%
Electric products	2,430	1,361	1,069	78.5%
Other	233	1,218	(985)	-80.9%
Total equipment sales	$103,561	$150,490	$(46,929)	-31.2%

Distribution segment sales decreased by $22.6 million to $171.7 million for the three months ended November 3, 2012, compared to $194.3 million during the same period of Fiscal 2011. The decrease in distribution segment sales was due to decreased equipment sales of $28.8 million, partially offset by increased parts and service sales of $2.1 million and rental sales of $4.1 million. Equipment sales decreases in the distribution segment in power generation, transmissions and prime movers were partially offset by increases in the various other product categories as our customers are experiencing decreased demand for oil and gas industry related products. Distribution segment equipment sales reflected the following changes in our distribution segment products:

	For the Three Months Ended		Change
	November 3, 2012	October 29, 2011	$	%
(Dollars in thousands)
Distribution equipment sales
Material handling	$13,778	$11,316	$2,462	21.8%
Engines	11,988	7,972	4,016	50.4%
Prime movers	11,469	17,748	(6,279)	-35.4%
Transmissions	9,175	20,871	(11,696)	-56.0%
Power generation	8,967	25,892	(16,925)	-65.4%
Rail car movers	3,877	3,254	623	19.1%
Other	7,755	8,764	(1,009)	-11.5%
Total equipment sales	$67,009	$95,817	$(28,808)	-30.1%

Gross profit – Our gross profit was $53.7 million for the three months ended November 3, 2012 compared to $71.8 million for the same period in Fiscal 2011. Our gross profit margin decreased from 20.4% to 19.1%. The manufacturing segment gross profit margin increased slightly from 24.2% to 24.3% and the distribution segment gross profit margin decreased from 17.4% to 15.7%, a decrease of 1.7 points. These changes in gross profit margin were due in large part to changes in product mix.

Selling and administrative expenses – Selling and administrative expenses decreased by $2.4 million to $31.6 million for the three months ended November 3, 2012. The Fiscal 2011 period reflected the expensing of costs relating to our proposed initial public offering ($0.3 million) and share-based compensation expense ($0.2 million), which were not recurring items in the Fiscal 2012 period. In comparison without these costs, the Fiscal 2012 selling and administrative expenses decreased $1.9 million, which primarily resulted from decreased bonus expense, partially offset by increases in salaries and wages and facility expenses. As a percentage of sales, selling and administrative expenses increased from 9.7% to 11.2% for the three months ended November 3, 2012, as compared to the three months ended October 29, 2011, primarily due to decreased sales volumes.

Other expense, net – Other expense, net increased to $3.3 million for the three months ended November 3, 2012 compared to $0.2 million for the three months ended October 29, 2011. During the third quarter of Fiscal 2012, we completed the wind down of our operations in Venezuela, which decision resulted from the continued difficult economic and political environment experienced in this country. Our Venezuelan subsidiary’s revenues represented 0.15%, 0.34% and 2.29% of our consolidated revenues for Fiscal Years 2011, 2010 and 2009, respectively. It is expected that we will be able to continue to service and sell to Venezuela through our Colombian subsidiary. While we are not legally dissolving or selling this entity, nor its assets or liabilities, for accounting purposes there has been a substantial liquidation of its assets and liabilities. As a result, we recognized the cumulative currency translation adjustment loss of $3.3 million in the third quarter of Fiscal 2012, which was previously recorded as a component of accumulated other comprehensive income in our balance sheets, as a non-cash foreign currency exchange loss, a component of other expense, net in our statements of operations.

Operating profit – Our operating profit decreased to $18.9 million during the three months ended November 3, 2012 from $37.6 million in the same period of Fiscal 2011. Operating profit as a percentage of sales decreased to 6.7% for the period ended November 3, 2012 compared to 10.7% for the same period in the prior year. The decrease in operating profit reflects lower sales volume and gross profit margin and the impact of the foreign currency exchange loss, partially offset by lower selling and administrative expenses.

Interest expense, net - Interest expense, net for the three months ended November 3, 2012 increased by $0.6 million over the same period in Fiscal 2011 mainly as a result of higher borrowings in the current period.

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

Segment Results Comparison – Three Months Ended November 3, 2012 and October 29, 2011

Manufacturing

Operating profit generated by our manufacturing segment decreased to $21.2 million, or 19.2% of sales, for the three months ended November 3, 2012, from $31.6 million, or 20.1% of sales, for the same period of Fiscal 2011. The $10.4 million decrease in operating profit was attributable to a decrease of $11.3 million in sales volume, which was partially offset by a decrease in selling and administrative expenses of $0.9 million. The majority of the decrease in selling and administrative expense related to decreased bonus expense.

Our manufacturing backlog as of November 3, 2012 was $122.2 million, as compared to $316.9 million as of October 29, 2011, a decrease of 61.4%. Backlog as of both of these dates included an equipment order received in Fiscal 2009 from an affiliate in the amount of $30.5 million. Revenue recognition from this order is deferred until title to the product passes to a third party and all other revenue recognition criteria have been met. A deposit in the amount of $30.5 million is recorded as a customer deposit in the consolidated balance sheet as of November 3, 2012. Included in inventories is $24.2 million of costs related to this order.

Distribution

Operating profit generated by the distribution segment decreased to $7.5 million during the three months ended November 3, 2012 from $18.2 million during the same period in Fiscal 2011, representing a decrease in operating profit percentage from 9.4% to 4.4%. The $10.7 million decrease in operating profit was attributable to decreases of $3.9 million in sales volume and $3.0 million in average gross profit margin, plus increases of $0.5 million in selling and administrative expenses and $3.3 million in other expense. The increase in selling and administrative expense was primarily due to increased salaries and wages and facility related costs, partially offset by decreased bonus expense. The $3.3 million increase in other expense is related to the foreign currency exchange loss recognized in connection with the wind down of our operations in Venezuela.

Our distribution backlog as of November 3, 2012 was $108.8 million, as compared to $135.7 million on October 29, 2011, a decrease of 19.8%.

Corporate and shared services

Corporate and shared services expenses decreased to $9.8 million during the three months ended November 3, 2012 compared to $12.2 million during the same period of Fiscal 2011. The Fiscal 2011 period reflected the expensing of costs relating to our proposed initial public offering ($0.3 million) and share-based compensation expense ($0.2 million), which were not recurring items in the Fiscal 2012 period. In comparison without these costs, the Fiscal 2012 selling and administrative expenses decreased by $1.9 million, with the substantial portion of the decrease due to lower bonus expense, partially offset by increases in salaries and wages. Corporate and shared services expenses remained flat at 3.5% as a percentage of sales.

Comparison of Results of Operations—Nine Months Ended November 3, 2012 and October 29, 2011

Sales - For the nine months ended November 3, 2012, our sales were $957.8 million, an increase of $21.7 million, or 2.3%, compared to the same period of Fiscal 2011 sales of $936.1 million. The increase in overall sales was driven by our distribution segment, while our manufacturing segment had decreased sales. The decrease in the manufacturing segment sales is primarily reflective of the continued slowdown of the capital spending programs of our customers in the oil and gas industry, in particular for well stimulation equipment. Increased sales of material handling, power generation and prime movers were primarily responsible for the increase in equipment sales in the distribution segment and were partially offset by decreases in sales of transmissions and engines. Parts and service sales increased, primarily in the distribution segment.

A breakdown of sales for the periods is as follows:

	For the Nine Months Ended		Change
	November 3, 2012	October 29, 2011	$	%
(Dollars in thousands)
Manufacturing segment
Equipment	$373,005	$388,970	$(15,965)	-4.1%
Parts and service	17,766	17,308	458	2.6%
Total manufacturing sales	$390,771	$406,278	$(15,507)	-3.8%

Distribution segment
Equipment	$253,752	$248,013	$5,739	2.3%
Parts and service	278,714	257,216	21,498	8.4%
Rentals	34,627	24,638	9,989	40.5%
Total distribution sales	$567,093	$529,867	$37,226	7.0%

Total sales	$957,864	$936,145	$21,719	2.3%

Operating profit (loss)
Manufacturing	$75,282	$76,663	(1,381)	-1.8%
Distribution	35,952	41,978	(6,026)	-14.4%
Corporate and shared services	(35,419)	(38,697)	3,278	8.5%
Total operating profit	$75,815	$79,944	$(4,129)	-5.2%

Operating profit percentage
Manufacturing	19.3%	18.9%
Distribution	6.3%	7.9%
Consolidated	7.9%	8.5%

Manufacturing segment sales decreased by 3.8%, or $15.5 million, for the nine months ended November 3, 2012 compared to the same period in Fiscal 2011. Equipment sales decreases of $16.0 million were partially offset by an increase of $0.5 million in parts and service sales. Equipment sales decreases in well stimulation and power generation were partially offset by increases in rigs and seismic and electric product sales. A breakdown of manufacturing segment equipment sales by product line is as follows:

	For the Nine Months Ended		Change
	November 3, 2012	October 29, 2011	$	%
(Dollars in thousands)
Manufacturing equipment sales
Well stimulation	$299,103	$333,465	$(34,362)	-10.3%
Rigs	42,376	28,472	13,904	48.8%
Seismic products	18,924	14,444	4,480	31.0%
Electric products	11,616	7,185	4,431	61.7%
Power generation	-	4,156	(4,156)	-100.0%
Other	986	1,248	(262)	-21.0%
Total equipment sales	$373,005	$388,970	$(15,965)	-4.1%

Distribution segment sales increased by $37.2 million to $567.1 million for the nine months ended November 3, 2012, compared to $529.9 million during the same period of Fiscal 2011. The increase in distribution segment sales was due to increased equipment sales of $5.7 million, parts and service sales of $21.5 million and rental sales of $10.0 million. The increase in prime movers sales was primarily due to higher sales volumes for oilfield equipment, while the increase in power generation and material handling sales was primarily attributable to sales in other industries and was partially offset by a decrease in engine, transmission and rail car movers sales. Distribution segment equipment sales reflected the following changes in our distribution segment products:

	For the Nine Months Ended		Change
	August 4, 2012	July 30, 2011	$	%
(Dollars in thousands)
Distribution equipment sales
Power generation	$56,244	$53,572	$2,672	5.0%
Prime movers	53,691	51,985	1,706	3.3%
Transmissions	45,602	57,338	(11,736)	-20.5%
Material handling	38,504	28,266	10,238	36.2%
Engines	28,130	31,440	(3,310)	-10.5%
Rail car movers	11,448	11,674	(226)	-1.9%
Other	20,133	13,738	6,395	46.5%
Total equipment sales	$253,752	$248,013	$5,739	2.3%

Gross profit – Our gross profit was $184.6 million for the nine months ended November 3, 2012 compared to $182.1 million for the same period in Fiscal 2011, reflecting a decrease in gross profit margin from 19.5% to 19.3%. The manufacturing segment gross profit margin increased from 23.0% to 24.2%, an increase of 1.2 points, and the distribution segment gross profit margin decreased from 16.7% to 15.8%, a decrease of 0.9 points. The increase in manufacturing gross profit margin was due in large part to product mix. The decrease in the distribution gross profit margin was due to increased equipment sales which carry a lower gross profit margin.

Selling and administrative expenses – Selling and administrative expenses increased by $3.3 million to $105.1 million for the nine months ended November 3, 2012. The Fiscal 2011 period reflected the expensing of costs relating to our proposed initial public offering ($2.8 million) and share-based compensation expense ($2.0 million), which were not recurring items in the Fiscal 2012 period. In comparison without these costs, the Fiscal 2012 selling and administrative expenses increased $8.2 million, which primarily resulted from increases in salaries and wages, legal and professional fees and facility related costs, partially offset by decreased bonus expense. As a percentage of sales, selling and administrative expenses increased slightly to 11.0% from 10.9% for the nine months ended November 3, 2012, as compared to the same period in Fiscal 2011.

Other expense, net – Other expense, net increased to $3.6 million for the nine months ended November 3, 2012 compared to $0.4 million for the nine months ended October 29, 2011. The increase in other expense is essentially the recognition of a $3.3 million non-cash foreign currency exchange loss related to the wind down of our operations in Venezuela and which represented the cumulative currency translation adjustment loss that was recorded as a component of accumulated comprehensive income in our balance sheets.

Operating profit – Our operating profit decreased to $75.8 million, or 7.9% of sales, during the nine months ended November 3, 2012 from $80.0 million, or 8.5% of sales, in the same period of Fiscal 2011, primarily as the result of the impact of the foreign currency exchange loss and higher selling and administrative expenses, partially offset by increased gross profit on higher sales volume.

Interest expense, net - Interest expense, net for the nine months ended November 3, 2012 increased by $2.2 million over the same period in Fiscal 2011 mainly as a result of higher borrowings in the current period.

Segment Results Comparison – Nine Months Ended November 3, 2012 and October 29, 2011

Manufacturing

Operating profit generated by our manufacturing segment decreased to $75.3 million, or 19.3% of sales, for the nine months ended November 3, 2012, from $76.7 million, or 18.9% of sales, for the same period of Fiscal 2011. The $1.4 million decrease in operating profit was attributable to decreases of $3.6 million in sales volume and increases in selling and administrative expenses of $2.2 million and other of $0.4 million, which were partially offset by an increase of $4.8 million in average gross profit margin. Selling and administrative expenses increases were primarily related to higher salaries and wages, increased travel, facility related costs and advertising, partially offset by decreases in legal and professional fees and bonus expense.

Distribution

Operating profit generated by the distribution segment decreased to $36.0 million during the nine months ended November 3, 2012 from $42.0 million during the same period in Fiscal 2011, representing a decrease in operating profit percentage from 7.9% to 6.3%. The $6.0 million decrease in operating profit was attributable to decreases of $5.1 in average gross profit margin and increases of $4.4 million in selling and administrative expenses and $2.7 million in other expense, partially offset by an increase of $6.2 million from higher sales volume. The increase in selling and administrative expenses was due to higher salaries and wages, facility related costs and travel, partially offset by decreases in bonus expense. Other expense essentially increased due to the $3.3 million foreign currency exchange loss recognized in connection with the wind down of our operations in Venezuela.

Corporate and shared services

Corporate and shared services expenses decreased to $35.4 million during the nine months ended November 3, 2012 compared to $38.7 million during the same period of Fiscal 2011. The Fiscal 2011 period reflected the expensing of costs relating to our proposed initial public offering ($2.8 million) and share-based compensation expense ($2.0 million), which were not recurring items in the Fiscal 2012 period. In comparison without these costs, the Fiscal 2012 selling and administrative expenses increased $1.5 million, which primarily resulted from increases in salaries and wages and legal and professional fees, partially offset by decreased bonus expense. Corporate and shared services expenses decreased from 4.1% to 3.7% as a percentage of sales.

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

Cash flows

	For the Nine Months Ended
	November 3, 2012	October 29, 2011
(Dollars in thousands)
Net cash (used in) provided by operating activities	$(2,737)	$42,535
Net cash used in investing activities	(33,332)	(53,758)
Net cash provided by financing activities	36,042	12,346

As of November 3, 2012, our cash and cash equivalent balance was $4.3 million. The level of cash and cash equivalents is impacted by the timing of cash receipts, disbursements and borrowings and payments under our revolving credit facility.

For the nine months ended November 3, 2012, cash used in operating activities was $2.7 million compared to cash provided by operating activities of $42.5 million for the same period of Fiscal 2011, a decrease of $45.2 million. While net earnings decreased $6.1 million in the first nine months of Fiscal 2012 over the first nine months of Fiscal 2011, the decrease in cash flow from operating activities was largely attributable to the overall slow-down in growth we are experiencing, and which we anticipate to continue, with our business in the current period as compared to the rapid growth in the prior period. For the first nine months of Fiscal 2012, this has resulted in net uses of cash from our operating activities, primarily through decreases in accounts payable and customer deposits amounting to $75.4 million, while these items were net sources of cash of $58.8 million in the prior period. Given the substantial increase in our business experienced in Fiscal 2011, coupled with long lead times from our suppliers, inventory purchases increased significantly; however, with our current view of the business, inventory purchases have decreased in the first nine months of Fiscal 2012 over the first nine months of Fiscal 2011 and used $12.1 million of cash, as compared to $98.4 of cash, respectively. In future periods, we expect cash to be provided from our operating activities as working capital is converted to cash.

Net cash used in investing activities decreased by $20.4 million for the nine months ended November 3, 2012 compared to the same period in Fiscal 2011. The overall decrease resulted from less cash flow attributable to acquisitions in Fiscal 2012 of $7.3 million and decreased capital expenditures and additions to rental equipment in the aggregate for Fiscal 2012 of $13.1 million.

Net cash provided by financing activities increased by $23.7 million for the nine months ended November 3, 2012 compared to the same period in Fiscal 2011. Borrowings under our revolving credit facility and short-term notes payable, collectively, increased $34.5 million to fund portions of our operating and investing activities, as well as distributions to our unitholders. We financed the purchase of the U.S. properties of Crown with debt to an affiliate of $12.5 million. Distributions to our unitholders increased $23.3 million, with $5.3 million of this increase attributable to higher net earnings, as adjusted for tax timing differences, and the remaining $18.0 million representing the first distribution to our unitholders other than for taxes. The payment of future distributions to our unitholders other than for taxes is at the discretion of the Company’s Board of Directors and will be dependent upon the Company’s results of operations, financial condition, capital requirements and other factors deemed relevant by the Company’s Board of Directors.

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

Based on the outstanding borrowings, letters of credit issued and the terms of the asset-based revolving credit facility, our available borrowing capacity was approximately $148.4 million at November 3, 2012. As required by the terms of the revolving credit facility, our available borrowing capacity is required to be reduced by the principal amount of senior notes outstanding plus $25 million in the event the senior notes are not repaid by the date which is 60 days prior to their stated maturity of July 2014 or the maturity of the senior notes is not otherwise extended to at least 90 days beyond the maturity of the revolving credit facility.

In June 2006, we issued $150.0 million in principal amount of 10% Senior Notes due 2014. The senior notes are unsecured and are guaranteed on an unsecured basis by our domestic restricted subsidiaries. The senior notes mature on July 15, 2014, and interest is payable semi-annually on January 15 and July 15.

Borrowings under our revolving credit facility and our senior notes were as follows:

	As of
	November 3, 2012	January 31, 2012
(Dollars in thousands)
Revolving credit facility	$140,700	$86,772
Unsecured senior notes	150,000	150,000
Total	$290,700	$236,772

The revolving credit facility and the senior notes contain financial and operating covenants with which we must comply during the terms of the agreements. These covenants include the maintenance of certain financial ratios, restrictions related to the incurrence of certain indebtedness and investments, and prohibition of the creation of certain liens. We were in compliance with all covenants as of November 3, 2012. The financial covenant for the revolving credit facility requires that we maintain a fixed charge coverage ratio, as defined in the agreement, of at least 1.1 to 1.0; however, this covenant does not take effect until our available borrowing capacity is $36.0 million or less. The covenants in the senior notes indenture requires that, if we were to incur additional indebtedness, pay dividends or make certain other restricted payments (in each case, subject to various exceptions set forth in the indenture), after giving effect to the incurrence of such additional indebtedness, we have a fixed charge coverage ratio, as described in the indenture, of at least 2.5 to 1.0.

Our estimated capital expenditures for Fiscal 2012 are not anticipated to exceed $30.0 million, with up to $12.0 million of this amount available for additions to our rental fleet. This estimate excludes the impact of the U.S. Crown property acquisitions and future acquisitions, if any.

Item 3.  Quantitative and Qualitative Disclosures Regarding Market Risk

Foreign Exchange Risk

Our Colombian subsidiary transacts most of its business in its local currency, while our Canadian subsidiary conducts its business in both Canadian and U.S. dollars. Revenues generated by our Canadian and Colombian subsidiaries comprised 5.0% and 2.6%, respectively, of our total revenue during the nine months ended November 3, 2012. Our results of operations were not significantly impacted by changes in currency exchange rates.

A 10% depreciation of the Canadian dollar with respect to the U.S. dollar would have caused our Canadian subsidiary’s assets and sales as of and for the nine months ended November 3, 2012 to decrease in U.S. dollar terms by approximately $2.7 million and $5.0 million, respectively. A 10% depreciation of the Colombian peso with respect to the U.S. dollar would have caused our Colombian subsidiary’s assets and sales as of and for the nine months ended November 3, 2012 to decrease in U.S. dollar terms by approximately $1.9 million and $2.2 million, respectively.

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

Changes in Internal Control over Financial Reporting

Management, including our CEO and CFO, evaluated the changes in our internal control over financial reporting during the quarter ended November 3, 2012. We determined that there were no changes in our internal control over financial reporting during the quarter ended November 3, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

*101

The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended November 3, 2012, formatted in Extensible Business Reporting Language (XBRL), include: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows and (v) related notes.

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

December 14, 2012